Form 10-Q
period 1996-05-31
PRESIDENT CASINOS INC
filed 1996-07-15
CIK 888507

==============================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1996

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 0-20840

                           PRESIDENT CASINOS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                             51-0341200
      -------------------------------               ----------------
      (State or other jurisdiction of               (I.R.S. Employer
             incorporation or                      Identification No.)
               organization)

              802 North First Street, St. Louis, Missouri 63102
             ----------------------------------------------------
               Address of principal executive offices-Zip Code

                                 314-622-3000
             ----------------------------------------------------
              Registrant's telephone number, including area code

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 30,194,700 shares outstanding as of July 15, 1996.


==============================================================================

                            PRESIDENT CASINOS, INC.
                             INDEX TO FORM 10-Q


Part I.  Financial Information                                      Page No.

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 29, 1996................................1

    Condensed Consolidated Statements of Operations
      and Loss Per Share Information (Unaudited) for the
      Three Months Ended May 31, 1996 and 1995..........................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 1996 and 1995..................3

    Notes to Condensed Consolidated Financial Statements................4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................8

Part II.  Other Information

  Item 1.  Legal Proceedings...........................................14

  Item 2.  Changes in Securities.......................................14

  Item 3.  Defaults Upon Senior Securities.............................14

  Item 4.  Submission of Matters to a Vote of Security Holders.........14

  Item 5.  Other Information...........................................14

  Item 6.  Exhibits and Reports on Form 8-K............................14

Signature..............................................................15

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                           May 31,   Feb. 29,
                                                          1996       1996
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 17,162   $ 19,756
  Short-term investments.........................            710      1,008
  Accounts receivable, net of allowance for
    doubtful accounts of $498 and $423...........            911      1,943
  Other current assets...........................          4,339      4,410
                                                        ---------  ---------
      Total current assets.......................         23,122     27,117
Property and equipment, net of accumulated
  depreciation of $43,085 and $39,125............        134,135    135,630
Other assets.....................................          7,322      5,277
                                                        ---------  ---------
                                                        $164,579   $168,024
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...........       $  3,989   $  1,769
  Other current liabilities......................         24,923     27,634
                                                        ---------  ---------
      Total current liabilities..................         28,912     29,403
Long-term debt, net of current maturities........        103,034    105,677
Other liabilities................................            642        405
                                                        ---------  ---------
      Total liabilities..........................        132,588    135,485
                                                        ---------  ---------
Minority interest................................            110         33
Commitments and contingencies....................            --         --
Stockholders' equity:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 30,195 shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................        (70,150)   (69,525)
                                                        ---------  ---------
      Total stockholders' equity.................         31,881     32,506
                                                        ---------  ---------
                                                        $164,579   $168,024
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PRESIDENT CASINOS, INC.             AND LOSS PER SHARE INFORMATION (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)                   Three Months Ended May 31,
                                                         1996        1995
                                                        ------      ------
OPERATING REVENUES:
  Gaming and gaming cruise.......................      $ 45,161    $ 45,094
  Food and beverage..............................         4,955       3,950
  Hotel, retail and other........................         2,641       2,146
  Less promotional allowances....................        (3,164)     (2,465)
                                                       ---------   ---------
    Net operating revenues.......................        49,593      48,725
                                                       ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming and gaming cruise.......................        25,812      25,431
  Food and beverage..............................         3,052       2,655
  Hotel, retail and other........................           628         628
  Selling, general and administrative............        13,096      12,408
  Depreciation and amortization..................         4,001       3,827
  Impairment of long-lived assets................           --       11,000
                                                       ---------   ---------
    Total operating costs and expenses...........        46,589      55,949
                                                       ---------   ---------
OPERATING INCOME (LOSS) FROM
  CONSOLIDATED SUBSIDIARIES......................         3,004      (7,224)
Equity loss in unconsolidated entities...........           --       (1,124)
                                                       ---------   ---------
OPERATING INCOME (LOSS)..........................         3,004      (8,348)
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income................................           198         288
  Interest expense...............................        (3,750)     (4,054)
                                                       ---------   ---------
    Total other income (expense).................        (3,552)     (3,766)
                                                       ---------   ---------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST...          (548)    (12,114)
Income tax benefit...............................           --        2,577
Minority interest................................            77         --
                                                       ---------   ---------
NET LOSS.........................................      $   (625)   $ (9,537)
                                                       =========   =========
Net loss per common and common equivalent share..       $ (0.02)    $ (0.32)
                                                        ========    ========
Weighted average common and common
  equivalent shares outstanding..................        30,195      30,195
                                                         ======      ======

See Notes to Condensed Consolidated Financial Statements.

                                                        CONDENSED CONSOLIDATED
PRESIDENT CASINOS, INC.                   STATEMENTS OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Three Months Ended May 31,
                                                         1996        1995
                                                        ------      ------

Net cash provided by operating activities.........    $    614    $    293

Cash flows from investing activities:
  Expenditures for property and equipment.........      (2,506)     (2,399)
  Investment in unconsolidated entities...........         --         (179)
  Purchase of lease options.......................        (500)        --
  Purchase of short-term investments..............         --         (207)
  Maturity of short-term investments..............         298         --
                                                      ---------   ---------
       Net cash used in investing activities......      (2,708)     (2,785)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................        (100)     (2,139)
  Payments on capital lease obligations...........        (400)        (66)
                                                      ---------   ---------
      Net cash used in financing activities.......        (500)     (2,205)
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........      (2,594)     (4,697)
Cash and cash equivalents at beginning of period..      19,756      24,715
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 17,162    $ 20,018
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net
  of amounts capitalized..........................    $  6,721    $  5,096
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Lease options acquired on contracts which were
  accrued but not yet paid .......................    $  1,500    $    --
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                                                            NOTES TO CONDENSED
PRESIDENT CASINOS, INC.                      CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The condensed consolidated financial statements include the accounts and operations of President Casinos, Inc. ("PCI"), its wholly owned subsidiaries and a 95% owned limited partnership (collectively, the "Company"). The Company develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts gaming operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri. The Davenport operations are managed by a wholly owned subsidiary which is the general partner of the 95% Company owned operating partnership. The Company also operates two non-gaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. All material intercompany accounts and transactions have been eliminated.

Basis of Presentation

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the Company's financial information for the interim periods presented and have been prepared in accordance with generally accepted accounting principles. The interim results reflected in the condensed consolidated financial statements are not necessarily indicative of results for the full year or other periods.

  The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended February 29, 1996 included in the Company's 1996 Annual Report on Form 10-K. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

  Certain amounts for fiscal 1996 have been reclassified to conform with fiscal 1997 financial statement presentation. These reclassifications had no effect on the Company's net income.

2.  PHILADELPHIA LEASE OPTIONS

  During May 1996, the Company, in anticipation of the enactment of legislation permitting gaming in Pennsylvania, entered into an agreement for the rights to utilize certain property located in Philadelphia, Pennsylvania, via a long-term lease on the property. During the option period and the lease period, the Company will be obligated to pay all maintenance costs, taxes and insurance with respect to the property.

  The lessor of the property also assigned to the Company all of the lessor's rights, title and interest under an option agreement with the City of Philadelphia which provides that the lessor may enter into a 99-year lease for a pier adjacent to the property. Pursuant to the assignment, the Company is obligated to pay option fee payments of between $93 and $200 annually. If the Company exercises the option it will be required to make a single lease payment to an affiliate of the City of Philadelphia of between $2,378 and $3,346, depending on the period in which the Company exercises the option.

  As part of the agreement, the Company paid $500 and is required to pay an additional $1,500 to secure the right to purchase options for five separate periods extending from January 1, 1997 through December 31, 1999. The first option must be purchased no later than December 1, 1996 and is for a period of twelve months (beginning January 1, 1997) and each of the remaining options is for a six-month period. Each option period requires the Company to pay $277 per month through the option period. Upon the exercise of any option, the Company would begin a ten-year lease with five 5-year extensions available.
If the Company exercises an option, the Company will be obligated to pay annual rent based upon a combination of fixed minimum payments or a percentage of the Company's "net gaming win" (as defined in the lease agreement), but in no event will such minimum annual rent be less than $3,500. During the option period and the lease period, the Company will be obligated to pay all maintenance costs, taxes and insurance with respect to the property.

3. PROPERTY, EQUIPMENT AND INVESTMENTS IN UNCONSOLIDATED ENTITIES

  During the three-month period ended May 31, 1995, the Company wrote-down $12,145 of long-lived assets and investments. Such write-downs were related to the Company's decision to withdraw from a Gary, Indiana, joint venture, the then resulting uncertainty regarding the future use of the "Majestic Star" and market conditions at that time. Accordingly, the Company wrote-off its $1,145 investment in Gary, Indiana and reduced the carrying value of the "Majestic Star" by $7,000 to its then estimated fair value. During the same period, the Company wrote-down the value of "The President Casino-IV" by $4,000 based upon negotiations that ultimately lead to the sale of the vessel.

  Pursuant to withdrawal agreements between the Company and its former Gary joint venture partner, Barden Development, Inc. ("Barden"), the Company subsequently entered into a charter agreement with Barden to lease the "Majestic Star," without gaming equipment, for a five-year term (which term is cancelable at any time by Barden upon 180 days advance written notice) at an annual rental fee of $1,500 for the first two years and for fair market value thereafter.

4.  COMMITMENTS AND CONTINGENT LIABILITIES

Regulatory Matters

  During June, 1996, the gaming licenses of both President Riverboat Casino-Mississippi, Inc. ("PRC-Mississippi") and President Riverboat Casino-Missouri, Inc. ("PRC-Missouri") were renewed for two-year periods without conditions.

The Missouri Gaming Commission met on June 19, 1996 and unanimously voted to renew the license of PRC-Missouri for the period May 27, 1996 to May 26, 1998. The Mississippi Gaming Commission met on June 20, 1996 and unanimously voted to renew the license of PRC-Mississippi for the period June 30, 1996 to June 29, 1998.

  Litigation

  In the Spring of 1994, William Ahern and William H. Poulos filed class action lawsuits in the United States District Court for the Middle District of Florida, Orlando Division, against over 38 casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. The lawsuits contain substantially identical claims alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and assert common law fraud and deceit, unjust enrichment and negligent misrepresentation. The Company, as well as the other defendants, filed motions to dismiss the lawsuits and/or transfer the actions to Nevada and in opposition to the class certification. The two lawsuits, "Poulos v. Caesar's World et. al." and "Ahern v. Caesar's World et. al.," have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada without ruling on the dismissal or the class certification motions. On September 26, 1995, Larry Schreier, on behalf of himself and others similarly situated, filed a class action lawsuit captioned "Schreier v. Caesar's World et. al." in the United States District Court for the District of Nevada against the Company and approximately 45 other casino operators and gaming equipment manufacturers and distributors alleging substantially identical claims to the claims asserted in the "Poulos" and "Ahern" class actions. On April 15, 1996, the Court in the "Poulos" and "Ahern" actions granted the defendants' motions to dismiss, and granted the plaintiffs' leave to file an amended petition. In May 1996, the plaintiffs filed an amended complaint and the defendants renewed their motion to dismiss the complaint. Both motions are currently pending before the court. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes that the "Poulos," "Ahern" and "Schreier" actions are without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

  A suit seeking status as a class action captioned "Paul Winklemen, Scott Mayberry and Mr. and Mrs. Jeff Knoerle, Individually and as Class Representatives v. President Casino-Missouri, Inc. and St. Charles Riverfront Station, Inc." Cause No. 963-00682, was filed on February 26, 1996 in the Circuit Court of the City of St. Louis naming as defendants President Missouri and St. Charles Riverfront Station, Inc. The lawsuit seeks to recover gaming losses that occurred within three months of the filing of the suit under
Section 434.030 of the Revised Statutes of Missouri which purports to permit the recovery of gaming losses. Plaintiffs allege that they are entitled to judgment in their favor consisting of (a) the amount of their individual wagers lost, (b) the total adjusted gross gambling revenues collected by each defendant within three months of the filing of the petition for distribution to the class based on their amount of loss, (c) their attorney's fees based on a percentage of the common fund created, and (d) their court costs. After consulting with its legal counsel, management believes that the application of
Section 434.030 against the Company has been superseded by an amendment to the Constitution of the State of Missouri that was passed on November 9, 1994, and by the Missouri Gaming Law, each of which permit riverboat gaming. Management believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  The Company has been notified that the Environmental Protection Agency and the U.S. Attorney's Office for the Eastern District of Missouri are conducting a federal criminal investigation with respect to compliance by President Missouri with federal environmental laws in connection with the operation of "The Admiral" in St. Louis. The Company is cooperating fully with the investigation and has provided certain information regarding "The Admiral's" operations to the Environmental Protection Agency and the U.S. Attorney's Office. In the event that the Company is charged with violating federal environmental laws, the Company may be subject to substantial civil and criminal penalties, including monetary fines. Based upon the Company's preliminary discussions with the U.S. Attorney's Office and the results of the Company's internal investigation of this matter, management does not believe that the investigation will result in any monetary or other penalties which would have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming licenses of the Company or its subsidiaries.

  The Company serves alcoholic beverages at its gaming facilities and has from time to time been the subject of claims related thereto. Although the Company believes it maintains adequate insurance to cover these types of claims, it is often difficult to predict the outcome of such litigation and the amount of damages which may be awarded in these types of cases. The Company does not believe that the outcome of any pending litigation related to the Company's serving of alcoholic beverages will have a material adverse effect on its financial position or results of operations.

  The Company is also from time to time party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. The Company does not believe that the outcome of any such litigation will have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming licenses of the Company or its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the notes thereto included elsewhere in the report.

Overview

  The Company's operating results are affected by a variety of factors, including competitive pressures, changes in regulations governing the Company's activities, the seasonal nature of the Company's business, the timing of the commencement of its proposed gaming operations, the amount of pre-opening expenses incurred by the Company and general weather conditions. Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods.

  Competition has had a significant impact on the results of operations at each of the Company's three casino properties. Since gaming began in Biloxi in August 1992, steadily increasing competition along the Mississippi Gulf Coast, New Orleans and elsewhere in Louisiana and Mississippi has had an adverse effect on the results of operations for Biloxi. Several large hotel/casino complexes have been built in recent years and several new large projects are under construction. The "Gold Coast Casino," which was placed in service in June 1995 replacing "The President Casino-Mississippi," improved the Company's presence in Biloxi and has allowed the Company to increase the size of its casino from 20,500 to 38,000 square feet. However, it is apparent that it will continue to be more and more difficult to compete as larger casino complexes enter the Biloxi market, many being built by competitors having substantially greater name recognition and financial and marketing resources than the Company.

  In April 1995, a new casino commenced gaming operations in the Davenport market. Despite such new competition, results of the Company's Davenport operations were the second strongest in its six-year history. In addition, during November 1995, the Company temporarily removed its casino vessel "The President" from service in Davenport for its Coast Guard mandated five-year hull inspection and to make certain improvements to the facility. "The President" was out of service from November 1995 until April 3, 1996. During such period the Company temporarily replaced "The President" with a smaller vessel, "The President Casino-Mississippi."

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. As a result of flood conditions along the Mississippi River, the Company temporarily suspended operations aboard "The Admiral" in St. Louis for three days in May and eight days in June of 1996 and from May 11 to June 21, 1995.

Results of Operations

Three-Month Period Ended May 31, 1996 Compared to the
Three-Month Period Ended May 31, 1995

  The following table highlights the results of operations for the Company's operating subsidiaries (dollars in millions). The table does not include results of operations for the Company's non-gaming subsidiaries or reflect the effect of write-downs of certain of the Company's investments and non-income producing assets unrelated to such operating subsidiaries.

                                       Three Months Ended
                                              May 31,      Positive (Negative)
                                          1996      1995         Change
                                         ------    ------      ----------
Biloxi, Mississippi
   Operating revenues.................  $ 11.3    $  8.6     $ 2.7    31.4%
   Income (loss) from operations......  $ (0.1)   $  0.1     $(0.2)    (b)
   EBITDA (a).........................  $  0.6    $  0.8     $(0.2)  (25.0%)
   Operating margin...................     (b)       1.2%      (b)

Davenport, Iowa
   Operating revenues.................  $ 16.9    $ 21.4     $(4.5)  (21.0%)
   Income from operations.............  $  3.2    $  5.6     $(2.4)  (42.9%)
   EBITDA (a).........................  $  4.2    $  6.8     $(2.6)  (38.2%)
   Operating margin...................    18.9%     26.2%     (7.3)

St. Louis, Missouri
   Operating revenues.................  $ 19.1    $ 17.5     $ 1.6     9.1%
   Income from operations.............  $  1.4    $  0.9     $ 0.5    55.6%
   EBITDA (a).........................  $  2.6    $  2.2     $ 0.4    18.8%
   Operating margin...................     7.3%      5.1%      2.2

(a) "EBITDA" consists of earnings from operations before income taxes, depreciation and amortization for each of the operating subsidiaries. However, it does not include corporate operating expenses. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows from operational activities as a measure of liquidity. The Company has presented EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial position. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial depreciation and amortization.

(b)  Not meaningful.

  Operating revenues. The Company generated consolidated operating revenues of $49.6 million during the three-month period ended May 31, 1996 compared to

$48.7 million during the three-month period ended May 31, 1995, an increase of $0.9 million or 1.8%. This increase was primarily attributable to the additional charter fee revenue generated by the leases of the "Majestic Star" and the "Diamond Jo." Operating revenues from the Company's three casino properties remained flat with the decreases from the Davenport property being offset by the increases at the St. Louis and Biloxi properties. During both three-month periods, operating revenues from the Company's St. Louis operations were adversely affected by high water and flooding conditions on the Mississippi River. High water conditions adversely affects the parking availability for casino patrons and further flooding conditions caused the Company to suspend its gaming operations for three days during May 1996 and for the last 21 days of May 1995. The increase in operating revenues at the Biloxi property was primarily attributable to the expansion of its facility in July 1995. The Davenport property experienced a decrease in operating revenue during the period primarily as a result of increased competition in the Davenport market with the addition of a third casino in April 1995 and the reduced capacity of its temporary casino during "The President's" Coast Guard mandated hull inspection. "The President" was placed back in service on April 3, 1996.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) increased to $4.4 million during the three-month period ended May 31, 1996, from $3.6 million during the three-month period ended May 31, 1995, an increase of $0.8 million or 22.2%. This increase was primarily attributable to the aforementioned increase in charter revenues generated by the leases of the "Majestic Star" and the "Diamond Jo."

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $25.8 million during the three-month period ended May 31, 1996, compared to $25.4 million during the three-month period ended May 31, 1995, an increase of $0.4 million or 1.6%. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 57.2% during the three-month period ended May 31, 1996 from 56.4% during the three-month period ended May 31, 1995. This decrease in gaming margin was attributable to the decrease in gaming revenues at the Davenport operation and its related contribution towards the fixed portion of gaming costs.

  The Company's consolidated selling, general and administrative expenses were $13.1 million during the three-month period ended May 31, 1996, compared to $12.4 million during the three-month period ended May 31, 1995, an increase of $0.7 million or 5.6%. Such increase was primarily attributable to the lease payments related to the "Gold Coast" barge used at the Biloxi property, which commenced in June 1995. As a percentage of consolidated revenues, selling, general and administrative expenses increased to 26.5% during the three-month period ended May 31, 1996 from 25.5% during the three- month period ended May 31, 1995.

  Depreciation and amortization expenses were $4.0 million during the three-month period ended May 31, 1996, compared to $3.8 million during the three-month period ended May 31, 1995, an increase of $0.2 million or 5.3%. This increase was primarily attributable to depreciation expense related to placing the "Majestic Star" in service at the beginning of its charter in May 1996.

  During the three-month period ended May 31, 1995, the Company wrote-down $11.0 million of long-lived assets related to reevaluated development projects. There was no comparable expense during the three-month period ended May 31, 1996.

  The Company incurred a $1.1 million loss in unconsolidated entities during the three-month period ended May 31, 1995, primarily related to the write-off of the Company's Gary, Indiana investment. There was no comparable expense during the three-month period ended May 31, 1996.

  Operating income (loss). As a result of the items discussed above, the Company had operating income of $3.0 million during the three-month period ended May 31, 1996, compared to a loss of $8.3 million during the three-month period ended May 31, 1995.

  Interest expense, net. The Company incurred net interest expense of $3.6 million during the three-month period ended May 31, 1996, compared to $3.8 million during the three-month period ended May 31, 1995, a decrease of $0.2 million or 5.3%. Such decrease was primarily related to the early retirement of various debt instruments.

  Income taxes. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax assets related to certain temporary differences between the Company's tax and accounting records and net operating loss carryforwards to the extent that realization of such benefit is "more likely than not." In fiscal year 1995, management believed that the Company would return to profitability and that it was more likely than not that the Company would be able to generate sufficient taxable income to recognize fully these assets over the carryforward period. This belief was based upon the Company's history of prior earnings, the fact that the 1995 losses suffered by the Company were attributable, in large part, to certain unprofitable operations which were terminated and the then recent regulatory changes which enhanced the Company's earnings prospects. During fiscal 1996, given the then current level of operations, the increased competition and the overall uncertainty as to the Company's ability to return to profitability, management determined that the deferred tax benefits did not continue to satisfy the recognition requirements of SFAS No. 109. Accordingly, based on the uncertainty regarding the Company's ability to generate future taxable income, the Company established a valuation allowance for its deferred tax assets. Management continues to assess the recognition requirements of SFAS No. 109, and, as a result, there was no income tax benefit recorded for the three-month period ended May 31, 1996, compared to an income tax benefit of $2.6 million during the three-month period ended May 31, 1995.

  Net loss. The Company incurred a net loss of $0.6 during the three-month period ended May 31, 1996, compared to a net loss of $9.5 million during the three-month period ended May 31, 1995.

Liquidity and Capital Resources.

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $9.0 million of cash in order to fund daily operations. As of May 31, 1996, the Company had approximately $17.9 million in cash and short-term investments available. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make major capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned 1997 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company generated cash flow from operating activities of $0.6 million during the three-month period ended May 31, 1996, compared to $0.3 million in the three-month period ended May 31, 1995.

  The Company experienced a net cash decrease from investing activities of $2.7 million during the three-month period ended May 31, 1996, compared to $2.8 million in the three-month period ended May 31, 1995. The net cash decrease from investing activities during both periods resulted primarily from expenditures in property and equipment. In addition, the Company paid $0.5 million and committed an additional $1.5 million relating to options to lease property in Philadelphia, Pennsylvania, during the three-month period ending May 31, 1996.

  The Company expended $0.5 million in connection with financing activities during the three-month period ended May 31, 1996, compared to $2.2 million in the three-month period ended May 31, 1995. The decrease was attributable to the early extinguishment of certain notes and capital lease obligations during fiscal year 1996, subsequent to the first quarter.

  The Indenture governing the Company's Senior Notes due 2001 (the "Indenture"), restricts the Company's ability, among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Company has the ability to seek to borrow additional funds of $14.4 million. The Indenture also provides that the Company must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). The Company intends to utilize all such cash proceeds in accordance with the Indenture. In the event such cash proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par an aggregate principal amount of Senior Notes equal to the amount by which such cash proceeds exceeds $5.0 million. As of May 31, 1996, approximately $2.5 million of cash proceeds must be utilized between July and November 1996. The Company believes it will utilize all such proceeds within the appropriate time period.

  In the event the Company identifies a potential growth opportunity, project financing will be required. Capital investments may include all or some of the following: acquisition and development of land; acquisition of vessels and lease options on land and other facilities; and construction of vessels and other facilities in anticipation of the approval of gaming operations in potential new jurisdictions. In connection with development activities relating to potential jurisdictions, the Company also makes expenditures for professional services which are expensed as incurred. The Company's financing requirements would depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations and the availability of other financing arrangements.

  In such case, the Company could pursue a number of alternatives to avail itself of additional capital, including borrowing additional funds either directly (the Indenture currently permits the Company to borrow up to $14.4 million) or on a stand-alone project basis, financing through lease agreements, selling equity securities and selling assets (including gaming vessels) which are not currently generating revenues. The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming in other potential jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

Forward Looking Statements

  The statements contained herein include forward-looking statements based on management's current expectations of the Company's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, the Company's actual results could differ materially from the expectations expressed in the preceding paragraphs. Factors that could cause the Company's actual results to differ materially from the expected results include, among other things: the intensely competitive nature of the riverboat and dockside casino gaming industry; increases in the number of competitors in the markets in which the Company operates; the seasonality of the riverboat and dockside casino gaming industry in certain markets in which the Company operates; the susceptibility of the Company's operating results to floods, adverse weather conditions and natural disasters; the risk that jurisdictions in which the Company proposes to operate do not enact legislation permitting riverboat or dockside casino gaming or do not enact such legislation in a timely manner; changes in governmental regulations governing the Company's activities and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in Note 4 of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit 27  Financial Data Schedule

(b)  Reports on Form 8-K

  The Registrant filed no reports on Form 8-K during the three-month period ended May 31, 1996.

                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             President Casinos, Inc.
                                            --------------------------
                                             (Registrant)


Date:  July 15, 1996                         /s/ James A. Zweifel
                                            --------------------------
                                             James A. Zweifel
                                             Duly Authorized Officer and
                                             Principal Financial Officer