Form 10-Q
period 1996-08-31
PRESIDENT CASINOS INC
filed 1996-10-15
CIK 888507

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

               For the quarterly period ended August 31, 1996

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 30,194,700 shares outstanding as of October 15, 1996.


==============================================================================

                            PRESIDENT CASINOS, INC.
                             INDEX TO FORM 10-Q


Part I.  Financial Information                                      Page No.

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 29, 1996.............................1

    Condensed Consolidated Statements of Operations
      and Income/(Loss) Per Share Information (Unaudited) for the
      Three and Six Months Ended August 31, 1996 and 1995...............2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 1996 and 1995.................3

    Notes to Condensed Consolidated Financial Statements................4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................7

Part II.  Other Information

  Item 1.  Legal Proceedings...........................................16

  Item 2.  Changes in Securities.......................................16

  Item 3.  Defaults Upon Senior Securities.............................16

  Item 4.  Submission of Matters to a Vote of Security Holders.........17

  Item 5.  Other Information...........................................17

  Item 6.  Exhibits and Reports on Form 8-K............................17

Signature..............................................................18

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                          Aug. 31,   Feb. 29,
                                                          1996       1996
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 28,811   $ 19,756
  Short-term investments.........................            600      1,008
  Accounts receivable, net of allowance for
    doubtful accounts of $443 and $423...........            762      1,943
  Other current assets...........................          4,812      4,410
                                                        ---------  ---------
      Total current assets.......................         34,985     27,117
Property and equipment, net of accumulated
  depreciation of $42,933 and $39,125............        122,473    135,630
Other assets.....................................          7,126      5,277
                                                        ---------  ---------
                                                        $164,584   $168,024
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...........       $  4,131   $  1,769
  Other current liabilities......................         26,808     27,634
                                                        ---------  ---------
      Total current liabilities..................         30,939     29,403
Long-term debt, net of current maturities........        102,656    105,677
Other liabilities................................            408        405
                                                        ---------  ---------
      Total liabilities..........................        134,003    135,485
                                                        ---------  ---------
Minority interest................................            195         33
Commitments and contingencies....................            --         --
Stockholders' equity:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 30,195 shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................        (71,645)   (69,525)
                                                        ---------  ---------
      Total stockholders' equity.................         30,386     32,506
                                                        ---------  ---------
                                                        $164,584   $168,024
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PRESIDENT CASINOS, INC.             AND LOSS PER SHARE INFORMATION (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)         Three Months         Six Months
                                         Ended Aug. 31,      Ended Aug. 31,
                                         1996      1995      1996      1995
                                        ------    ------    ------    ------
OPERATING REVENUES:
 Gaming and gaming cruise............. $ 42,715  $ 45,648  $ 87,876  $ 90,742
 Food and beverage....................    5,035     4,296     9,990     8,246
 Hotel, retail and other..............    2,835     3,585     5,476     5,731
 Less promotional allowances..........   (3,063)   (2,276)   (6,227)   (4,741)
                                       --------- --------- --------- ---------
  Net operating revenues..............   47,522    51,253    97,115    99,978
                                       --------- --------- --------- ---------
OPERATING COSTS AND EXPENSES:
 Gaming and gaming cruise.............   24,902    25,180    50,714    50,611
 Food and beverage....................    3,370     3,132     6,422     5,787
 Hotel, retail and other..............      651       503     1,279     1,131
 Selling, general and administrative..   13,437    14,282    26,494    26,690
 Depreciation and amortization........    3,933     4,133     7,934     7,960
 Gain on sale of assets, net..........     (960)      --       (976)      --
 Impairment of long-lived assets......      --        --        --     11,000
 Pre-opening expenses.................      145       --        200       --
                                       --------- --------- --------- ---------
  Total operating costs and expenses..   45,478    47,230    92,067   103,179
                                       --------- --------- --------- ---------
OPERATING INCOME (LOSS) FROM
 CONSOLIDATED SUBSIDIARIES............    2,044     4,023     5,048    (3,201)
Equity loss in unconsolidated entities      --         51       --      1,175
                                       --------- --------- --------- ---------
OPERATING INCOME (LOSS)...............    2,044     3,972     5,048    (4,376)
Interest expense, net.................   (3,454)   (3,815)   (7,006)   (7,581)
                                       --------- --------- --------- ---------
INCOME (LOSS) BEFORE INCOME
 TAXES AND MINORITY INTEREST..........   (1,410)      157    (1,958)  (11,957)
Income tax expense (benefit)..........      --         53       --     (2,524)
Minority interest.....................       85       --        162       --
                                       --------- --------- --------- ---------
NET INCOME (LOSS)..................... $ (1,495) $    104  $ (2,120) $ (9,433)
                                       ========= ========= ========= =========
Net income(loss) per common and
 common equivalent share..............  $ (0.05)  $  0.00   $ (0.07)  $ (0.31)
                                        ========  ========  ========  ========
Weighted average common and common
  equivalent shares outstanding.......   30,195    30,195    30,195    30,195
                                         ======    ======    ======    ======

See Notes to Condensed Consolidated Financial Statements.

                                                        CONDENSED CONSOLIDATED
PRESIDENT CASINOS, INC.                   STATEMENTS OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Six Months Ended Aug. 31,
                                                         1996        1995
                                                        ------      ------

Net cash provided by operating activities.........    $  5,367    $  8,166

Cash flows from investing activities:
 Expenditures for property and equipment..........      (5,301)     (6,361)
 Proceeds from the sale of property and equipment.      11,444           3
 Investment in unconsolidated entities............         --         (210)
 Purchase of lease options........................      (2,050)        --
 Purchase of short-term investments...............         --         (208)
 Maturity of short-term investments...............         408         --
                                                      ---------   ---------
    Net cash provided by (used in)
      investing activities........................       4,501      (6,776)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................        (200)     (3,652)
  Payments on capital lease obligations...........        (613)       (134)
                                                      ---------   ---------
    Net cash used in financing activities.........        (813)     (3,786)
                                                      ---------   ---------
Net increase (decrease) in
  cash and cash equivalents.......................       9,055      (2,396)
Cash and cash equivalents at beginning of period..      19,756      24,715
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 28,811    $ 22,319
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest............................    $  6,942    $  5,642
                                                      =========   =========
Cash paid for income taxes, net
  of amounts recovered............................    $    (59)   $  1,250
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Assets acquired under capital leases..............    $    --     $  2,867
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

2.  SALE OF BILOXI LEASE RIGHTS

  During July 1996, the Company, through its wholly owned subsidiary, The President Riverboat Casino-Mississippi, Inc. ("PRCM"), entered into a letter of intent with Primadonna Resorts, Inc. to sell PRCM's leasehold rights to the property leased by PRCM at the Broadwater Marina in Biloxi, Mississippi for $15 million in cash. PRCM currently leases the Broadwater Marina for use in connection with its gaming operations under a long-term lease from BH

Acquisition Corporation, a company wholly owned by John E. Connelly, the chairman and principal stockholder of the Company. As contemplated by the letter of intent, PRCM will lease the property back from Primadonna under a triple net operating lease with no additional monthly rental obligations for one year after closing, subject to certain conditions, PRCM also will receive an option to extend the lease for up to an additional two-year period (subject to termination on a 90-day notice) at a rental equal to 2% of net gaming revenues during the extended term.

3. PROPERTY AND EQUIPMENT

  During July 1996, the Company sold the "Diamond Jo" and certain nongaming equipment under the terms of a charter agreement for an aggregate purchase price of $11,355. The Company recognized a gain of $999 as a result of this transaction.

4.  COMMITMENTS AND CONTINGENT LIABILITIES

Regulatory Matters

  The Missouri Gaming Commission met on June 19, 1996 and unanimously voted to renew the license of President Riverboat Casino-Missouri, Inc. for the period May 27, 1996 to May 26, 1998. The Mississippi Gaming Commission met on June 20, 1996 and unanimously voted to renew the license of The President Riverboat Casino-Mississippi, Inc. for the period June 30, 1996 to June 29, 1998.

  Litigation

  In the Spring of 1994, William Ahern and William H. Poulos filed class action lawsuits in the United States District Court for the Middle District of Florida, Orlando Division, against over 38 casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. The lawsuits contain substantially identical claims alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and assert common law fraud and deceit, unjust enrichment and negligent misrepresentation. The Company, as well as the other defendants, filed motions to dismiss the lawsuits and/or transfer the actions to Nevada and in opposition to the class certification. The two lawsuits, "Poulos v. Caesar's World et. al." and "Ahern v. Caesar's World et. al.," have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada without ruling on the dismissal or the class certification motions. On September 26, 1995, Larry Schreier, on behalf of himself and others similarly situated, filed a class action lawsuit captioned "Schreier v. Caesar's World et. al." in the United States District Court for the District of Nevada against the Company and approximately 45 other casino operators and gaming equipment manufacturers and distributors alleging substantially identical claims to the claims asserted in the "Poulos" and "Ahern" class actions. On April 15, 1996, the Court in the "Poulos" and "Ahern" actions granted the defendants' motions to dismiss, and granted the plaintiffs' leave to file an amended petition. In May 1996, the plaintiffs filed an amended complaint and the defendants renewed their motion to dismiss the complaint. Both motions are currently pending before the court. In September 1996, the plaintiffs in "Schreier" filed with the court an amended complaint. The defendants currently expect to renew their motion to dismiss. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes that the "Poulos," "Ahern" and "Schreier" actions are without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position.

  A suit seeking status as a class action captioned "Paul Winklemen, Scott Mayberry and Mr. and Mrs. Jeff Knoerle, Individually and as Class Representatives v. President Casino-Missouri, Inc. and St. Charles Riverfront Station, Inc." Cause No. 963-00682, was filed on February 26, 1996 in the Circuit Court of the City of St. Louis naming as defendants President Missouri and St. Charles Riverfront Station, Inc. The lawsuit seeks to recover gaming losses that occurred within three months of the filing of the suit under
Section 434.030 of the Revised Statutes of Missouri which purports to permit the recovery of gaming losses. Plaintiffs allege that they are entitled to judgment in their favor consisting of (a) the amount of their individual wagers lost, (b) the total adjusted gross gambling revenues collected by each defendant within three months of the filing of the petition for distribution to the class based on their amount of loss, (c) their attorney's fees based on a percentage of the common fund created, and (d) their court costs. In August 1996, the Court granted the defendants' motion to dismiss. The time in which the plaintiffs had to file an appeal with respect to the Court's action has now expired.

  The Company has been notified that the Environmental Protection Agency and the U.S. Attorney's Office for the Eastern District of Missouri are conducting a federal criminal investigation with respect to compliance by President Missouri with federal environmental laws in connection with the operation of "The Admiral" in St. Louis. The Company is cooperating fully with the investigation and has provided certain information regarding "The Admiral's" operations to the Environmental Protection Agency and the U.S. Attorney's Office. In the event that the Company is charged with violating federal environmental laws, the Company may be subject to substantial civil and criminal penalties, including monetary fines. Based upon the Company's preliminary discussions with the U.S. Attorney's Office and the results of the Company's internal investigation of this matter, management does not believe that the investigation will result in any monetary or other penalties which would have a material adverse effect on the Company's financial condition, or which would have any material adverse impact upon the gaming licenses of the Company or its subsidiaries.

  The Company serves alcoholic beverages at its gaming facilities and has from time to time been the subject of claims related thereto. Although the Company believes it maintains adequate insurance to cover these types of claims, it is often difficult to predict the outcome of such litigation and the amount of damages which may be awarded in these types of cases. The Company does not believe that the outcome of any pending litigation related to the Company's serving of alcoholic beverages will have a material adverse effect on its financial position.

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

  Both new competition in our market areas and intensified competition for patrons significantly impacted the results of operations at each of the Company's three casino properties.

  Since gaming began in Biloxi in August 1992, steadily increasing competition along the Mississippi Gulf Coast, New Orleans and elsewhere in Louisiana and Mississippi has had an adverse effect on the results of operations in Biloxi. Several large hotel/casino complexes have been built in recent years and several new large projects are under construction. The "Gold Coast Casino," which was placed in service in June 1995 replacing "The President Casino-Mississippi," improved the Company's presence in Biloxi and has allowed the Company to increase the size of its casino from 20,500 to 38,000 square feet. However, it is apparent that it will continue to be more and more difficult to compete as larger casino complexes enter the Biloxi market, many being built by competitors having substantially greater name recognition and financial and marketing resources than the Company.

  Accordingly, on July 17, 1996, the Company, through its wholly owned subsidiary, The President Riverboat Casino-Mississippi, Inc. ("PRCM"), entered into a Letter of Intent with Primadonna Resorts, Inc. to sell PRCM's leasehold rights to the property leased by PRCM at the Broadwater Marina in Biloxi, Mississippi for $15 million in cash. PRCM currently leases the Broadwater Marina for use in connection with its gaming operations under a long-term lease from BH Acquisition Corporation, a company wholly owned by John E. Connelly, the chairman and principal stockholder of the Company. As contemplated by the letter of intent, PRCM will lease the property back from

Primadonna under a triple net operating lease with no additional monthly rental obligations for one year after closing, subject to certain conditions, PRCM also will receive an option to extend the lease for up to an additional two-year period (subject to termination on a 90-day notice) at a rental equal to 2% of net gaming revenues during the extended term.

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

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. As a result of flood conditions along the Mississippi River, the Company temporarily suspended operations aboard "The Admiral" in St. Louis for three days in May and eight days in June of 1996 and 41 days the prior year (from May 11 to June 21, 1995). Although the erection of auxiliary ramps during the current year's flooding enabled the casino to remain open during water levels that forced the casino to close during the prior year, the loss of parking and perceived ease of access associated with the high water continued to negatively impact revenues.

Results of Operations

Three-Month Period Ended August 31, 1996 Compared to the
Three-Month Period Ended August 31, 1995

  The following table highlights the results of operations for the Company's operating subsidiaries (dollars in millions). The table does not include results of operations for the Company's non-gaming subsidiaries or reflect the effect of write-downs of certain of the Company's investments and non-income producing assets unrelated to such operating subsidiaries.

                                        Three Months Ended   Six Months Ended
                                            August 31,          August 31,
                                          1996      1995       1996     1995
                                         ------    ------     ------   ------
Biloxi, Mississippi
   Operating revenues.................  $ 11.8    $ 10.8     $ 23.1    $ 19.4
   Income (loss) from operations......  $  0.2    $ (0.5)    $  0.1    $ (0.4)
   EBITDA (a).........................  $  0.9    $  0.3     $  1.5    $  1.1
   EBITDA margin......................     7.6%      2.8%       6.5%      5.7%

Davenport, Iowa
   Operating revenues.................  $ 17.0    $ 19.3     $ 34.0    $ 40.7
   Income from operations.............  $  3.0    $  5.2     $  6.3    $ 10.8
   EBITDA (a).........................  $  4.0    $  6.3     $  8.2    $ 13.1
   EBITDA margin......................    23.5%     32.6%      24.1%     32.2%

St. Louis, Missouri
   Operating revenues.................  $ 16.4    $ 19.8     $ 35.5    $ 37.3
   Income from operations.............  $ (0.6)   $  2.4     $  0.8    $  3.3
   EBITDA (a).........................  $  0.6    $  3.7     $  3.3    $  6.0
   EBITDA margin......................     3.7%     18.7%       9.3%     16.1%


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

  Operating revenues. The Company generated consolidated operating revenues of $47.5 million during the three-month period ended August 31, 1996 compared to $51.3 million during the three-month period ended August 31, 1995, a decrease of $3.8 million or 7.4%. Operating revenue increases from the Company's Biloxi property and corporate charter fees were offset by the decreases at the Davenport and St. Louis properties. During both three-month periods, operating revenues from the Company's St. Louis operations were adversely affected by high water and flooding conditions on the Mississippi River. High water conditions adversely affected the parking availability for casino patrons and further flooding conditions caused the Company to suspend its gaming operations during both years. The increase in operating revenues at the Biloxi property was primarily attributable to the expansion of its facility in July 1995. The Davenport property experienced a decrease in operating revenue during the period primarily as a result of construction activity relating to road access and parking (which negatively impacted customer access to the casino) and intensified competition for patrons in the Davenport market. Such construction is expected to continue throughout the fall months.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) decreased to $4.8 million during the three-month period ended August 31, 1996, from $5.6 million during the three-month period ended August 31, 1995, a decrease of $0.8 million or 14.3%. During the three-month period ended August 31, 1995, the Company recorded business interruption proceeds of $1.9 million. The three-month period ended August 31, 1996 had no business interruption proceeds but did include a $1.1 million increase in charter revenues generated by the leases of "Majestic Star" and "Diamond Jo."

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $24.9 million during the three-month period ended August 31, 1996, compared to $25.2 million during the three-month period ended August 31, 1995, a decrease of $0.3 million or 1.2%. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 58.3% during the three-month period ended August 31, 1996 from 55.3% during the three-month period ended August 31, 1995. This decrease in gaming margin was attributable to the decrease in gaming revenues at the Davenport and St. Louis operations and their related contributions towards the fixed portion of gaming costs.

  The Company's consolidated selling, general and administrative expenses were $13.4 million during the three-month period ended August 31, 1996, compared to $14.3 million during the three-month period ended August 31, 1995, a decrease of $0.9 million or 6.3%. Such decrease was primarily attributable to reductions in corporate overhead and development costs. As a percentage of consolidated revenues, selling, general and administrative expenses increased to 28.2% during the three-month period ended August 31, 1996 from 27.9% during the three-month period ended August 31, 1995.

  During the three-month period ended August 31, 1996, the Company recognized a net gain on the sale and disposal of assets of $1.0 million. This gain was primarily related to the exercise of a purchase option by the charterer of the Company's casino vessel, "Diamond Jo."

  Depreciation and amortization expenses were $3.9 million during the three-month period ended August 31, 1996, compared to $4.1 million during the three-month period ended August 31, 1995, a decrease of $0.2 million or 4.9%. This decrease was primarily attributable to the sale of various assets partially offset by the depreciation expense related to placing the "Majestic Star" in service at the beginning of its charter in May 1996.

  The Company has applied to the Missouri Gaming Commission for a license to operate a second casino vessel at its St. Louis operations. Upon such approval the Company intends to utilize the Company owned "The President Casino- Mississippi" adjacent to its current operations aboard "The Admiral." The second vessel will reduce the maximum waiting period for a guest to enter a casino from 75 to 15 minutes. During the three-month period ended August 31, 1996, the Company incurred pre-opening costs of $0.1 million relating to the proposed application and implementation of the second vessel.

  Operating income. As a result of the items discussed above, the Company had operating income of $2.0 million during the three-month period ended August 31, 1996, compared to $4.0 million during the three-month period ended August 31, 1995.

  Interest expense, net. The Company incurred net interest expense of $3.5 million during the three-month period ended August 31, 1996, compared to $3.8 million during the three-month period ended August 31, 1995, a decrease of $0.3 million or 7.9%. Such decrease was primarily related to the early retirement of various debt instruments.

  Income taxes. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax assets related to certain temporary differences between the Company's tax and accounting records and net operating loss carryforwards to the extent that realization of such benefit is "more likely than not." In fiscal year 1995, management believed that the Company would return to profitability and that it was more likely than not that the Company would be able to generate sufficient taxable income to recognize fully these assets over the carryforward period. This belief was based upon the Company's history of prior earnings, the fact that the 1995 losses suffered by the Company were attributable, in large part, to certain unprofitable operations which were terminated and the then recent regulatory changes which enhanced the Company's earnings prospects. During fiscal 1996, given the then current level of operations, the increased competition and the overall uncertainty as to the Company's ability to return to profitability, management determined that the deferred tax benefits did not continue to satisfy the recognition requirements of SFAS No. 109. Accordingly, based on the uncertainty regarding the Company's ability to generate future taxable income, the Company established a valuation allowance for its deferred tax assets. Management continues to assess the recognition requirements of SFAS No. 109, and, as a result, there was no income tax benefit recorded for the three-month period ended August 31, 1996, compared to an income tax expense of $0.1 million during the three-month period ended August 31, 1995.

  Net loss. The Company incurred a net loss of $1.5 during the three-month period ended August 31, 1996, compared to net income of $0.1 million during the three-month period ended August 31, 1995.

Six-Month Period Ended August 31, 1996 Compared to the
Six-Month Period Ended August 31, 1995

  Operating revenues. The Company generated consolidated operating revenues of $97.1 million during the six-month period ended August 31, 1996 compared to $100.0 million during the six-month period ended August 31, 1995, a decrease of $2.9 million or 2.9%. This decrease was primarily attributable to lower operating revenues from the Company's Davenport and St. Louis properties. The Davenport property experienced a decrease in operating revenue during the period as a result of increased competition in the Davenport market with the addition of a third casino in April 1995, intensified competition for patrons, construction activity relating to road access and parking (which negatively impacted customer access to the casino) and the reduced capacity of its temporary casino during "The President's" Coast Guard mandated five-year hull inspection. During both six-month periods, operating revenues from the Company's St. Louis operations were adversely affected by high water and flooding conditions on the Mississippi River. High water conditions adversely affected the parking availability for casino patrons and further flooding conditions caused the Company to suspend its gaming operations in both years. The increase in operating revenues at the Biloxi property was primarily attributable to the expansion of its facility in July 1995. Hotel, retail and other revenues were increased by the additional charter fee revenues generated by the leases of "Majestic Star" and "Diamond Jo."

  Though the Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) remained the same during both six-month periods the mix was significantly different.
During the six-month period ended August 31, 1995, the Company recorded business interruption proceeds of $2.6 million. The six-month period ended August 31, 1996 had no business interruption proceeds but did include a $2.2 million increase in charter revenues generated by the leases of "Majestic Star" and "Diamond Jo." Revenue increases in food and beverage were offset by the increase in promotional allowances.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $50.7 million during the six-month period ended August 31, 1996, compared to $50.6 million during the six-month period ended August 31, 1995, an increase of $0.1 million or 0.2%. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 57.7% during the six-month period ended August 31, 1996 from 55.8% during the six-month period ended August 31, 1995. This decrease in gaming margin was attributable to the decrease in gaming revenues at the Davenport and St. Louis operations and their related contributions towards the fixed portion of gaming costs.

  The Company's consolidated selling, general and administrative expenses were $26.5 million during the six-month period ended August 31, 1996, compared to $26.7 million during the six-month period ended August 31, 1995, a decrease of

$0.2 million or 0.8%. Such decrease was primarily attributable to the decrease in corporate overhead and development costs, offset by three and 1/2 months of additional lease payments during fiscal 1997 related to the "Gold Coast" barge used at the Biloxi property, which commenced in June 1995. As a percentage of consolidated revenues, selling, general and administrative expenses increased to 27.3% during the six-month period ended August 31, 1996, from 26.7% during the six-month period ended August 31, 1995.

  During the six-month period ended August 31, 1996, the Company recognized a net gain on the sale and disposal of assets of $1.0 million. This gain was primarily related to the exercise of a purchase option by the charterer of the Company's casino vessel, "Diamond Jo."

  Depreciation and amortization expenses were $7.9 million during the six-month period ended August 31, 1996, compared to $8.0 million during the six-month period ended August 31, 1995, a decrease of $0.1 million or 0.1%. This decrease was primarily attributable to the sale of various assets partially offset by the additional depreciation expense related to placing "Majestic Star" in service at the beginning of its charter in May 1996.

  During the six-month period ended August 31, 1995, the Company wrote-down $11.0 million of long-lived assets related to reevaluated development projects. There was no comparable expense during the six-month period ended August 31, 1996.

  The Company incurred a $1.2 million loss in unconsolidated entities during the six-month period ended August 31, 1995, primarily related to the write-off of the Company's Gary, Indiana investment. There was no comparable expense during the six-month period ended August 31, 1996.

  The Company has applied to the Missouri Gaming Commission for a license to operate a second casino vessel at its St. Louis operations. If such license is approved, the Company intends to utilize the Company owned "The President Casino-Mississippi" adjacent to its current operations aboard "The Admiral." The second vessel will reduce the maximum waiting period for a guest to enter a casino from 75 to 15 minutes. During the six-month period ended August 31, 1996, the Company incurred pre-opening costs of $0.2 million relating to the proposed application and implementation of the second vessel.

  Operating income (loss). As a result of the items discussed above, the Company had operating income of $5.0 million during the six-month period ended August 31, 1996, compared to a loss of $4.4 million during the six-month period ended August 31, 1995.

  Interest expense, net. The Company incurred net interest expense of $7.0 million during the six-month period ended August 31, 1996, compared to $7.6 million during the six-month period ended August 31, 1995, a decrease of $0.6 million or 7.9%. Such decrease was primarily related to the early retirement of various debt instruments.

  Income taxes. "SFAS" No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax assets related to certain temporary differences between the Company's tax and accounting records and net operating loss carryforwards to the extent that realization of such benefit is "more likely than not." In fiscal year 1995, management believed that the Company would return to profitability and that it was more likely than not that the Company would be able to generate sufficient taxable income to recognize fully these assets over the carryforward period. This belief was based upon the Company's history of prior earnings, the fact that the 1995 losses suffered by the Company were attributable, in large part, to certain unprofitable operations which were terminated and the then recent regulatory changes which enhanced the Company's earnings prospects. During fiscal 1996, given the then current level of operations, the increased competition and the overall uncertainty as to the Company's ability to return to profitability, management determined that the deferred tax benefits did not continue to satisfy the recognition requirements of SFAS No. 109. Accordingly, based on the uncertainty regarding the Company's ability to generate future taxable income, the Company established a valuation allowance for its deferred tax assets. Management continues to assess the recognition requirements of SFAS No. 109, and, as a result, there was no income tax benefit recorded for the six-month period ended August 31, 1996, compared to an income tax benefit of $2.5 million during the six-month period ended August 31, 1995.

  Net loss. The Company incurred a net loss of $2.1 during the six-month period ended August 31, 1996, compared to a net loss of $9.4 million during the six-month period ended August 31, 1995.

Liquidity and Capital Resources.

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $9.0 million of cash in order to fund daily operations. As of August 31, 1996, the Company had approximately $29.4 million in cash and short-term investments available. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make major capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned 1997 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  Investing activities of the Company provided $4.5 million of cash proceeds during the six-month period ended August 31, 1996, compared to the six-month period ended August 31, 1995 which used $6.8 million. During the six-month period ended August 31, 1996, $11.4 million of proceeds from the sale of Diamond Jo" were partially offset by $5.3 million for expenditures for property and equipment and $2.0 million related to the purchase of certain lease options in Philadelphia. Cash used in investing activities during the six-month period ended August 31, 1995 related primarily to the expenditures for property and equipment.

  During the six-month period ended August 31, 1996, the Company made $0.8 million of principal payments, compared to $3.8 million during the six-month period ended August 31, 1995.

  The Indenture governing the Company's Senior Notes due 2001 (the "Indenture"), restricts the Company's ability, among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Company has the ability to seek to borrow additional funds of $14.4 million. The Indenture also provides that the Company must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). The Company intends to utilize all such cash proceeds in accordance with the Indenture. In the event such cash proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par an aggregate principal amount of Senior Notes equal to the amount by which such cash proceeds exceeds $5.0 million. As of August 31, 1996, approximately $3.8 million of excess cash proceeds must be utilized by February 1997. The Company believes it will utilize all such proceeds within the appropriate time period.

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

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its annual stockholders' meeting on August 22, 1996. The following matters were voted upon at the meeting:

    1.  Election of Class I Directors
                                                      Votes Cast
                                            -----------------------------
                                                             Against or
        Name of Director Elected                 For          Withheld
        ------------------------            -------------  --------------
            Karl G. Andren                    27,004,439         625
            Royal P. Walker, Jr.              26,988,124       9,675

        Name of Each Other Director Whose Term of
        Office as Director Continues After the Meeting
        ----------------------------------------------
            John E. Connelly
            John S. Aylsworth
            Terrence L. Wirginis
            Floyd R. Ganassi

    There were no broker non-votes with regard to the matters voted upon at the meeting.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     See Exhibit Index.

(b)  Reports on Form 8-K

      On July 30, 1996, the Company filed a Current Report on Form 8-K, dated July 19, 1996, reporting under Item 5 that the Company had entered into a letter of intent with Primadonna Resorts, Inc. to sell for $15 million its leasehold rights to the property leased by The President Riverboat Casino-Mississippi, Inc., a wholly owned subsidiary of the Company, at the Broadwater Marina in Biloxi, Mississippi, the current site of the Company's Biloxi casino operations.

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


                                             President Casinos, Inc.
                                            --------------------------
                                             (Registrant)


Date:  October 15, 1996                     /s/ James A. Zweifel
                                            --------------------------
                                             James A. Zweifel
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                                EXHIBIT INDEX
                               ---------------

EXHIBIT NO.

  10.1 Asset Acquisition Agreement dated July 30, 1996, by and between President Riverboat Casino-New York, Inc. and Greater Dubuque Riverboat Entertainment Company, L.C.

  10.2 First Amendment to Lease Agreement dated July 31, 1996, by and between President Riverboat Casino-Philadelphia, Inc. and Liberty Landing Associates.

  10.3 Second Amendment to Lease Agreement dated July 31, 1996, by and between President Riverboat Casino-Philadelphia, Inc. and Liberty Landing Associates.

  10.4 First Amendment to Corporate Guaranty dated July 31, 1996 by President Casinos, Inc.

  10.5 Option Agreement dated July 31, 1996, by and between Liberty Landing Associates and President Riverboat Casino-Philadelphia, Inc.

  27      Financial Data Schedule.