Form 10-Q
period 1996-11-30
PRESIDENT CASINOS INC
filed 1997-01-14
CIK 888507

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

               For the quarterly period ended November 30, 1996

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 30,194,700 shares outstanding as of January 14, 1997.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                    Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 29, 1996...........................1

    Condensed Consolidated Statements of Operations
      and Loss Per Share Information (Unaudited) for the
      Three and Nine Months Ended November 30, 1996 and 1995............3

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 1996 and 1995..............4

    Notes to Condensed Consolidated Financial Statements................5

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................7

Part II.  Other Information

  Item 1.  Legal Proceedings...........................................15

  Item 2.  Changes in Securities.......................................16

  Item 3.  Defaults Upon Senior Securities.............................16

  Item 4.  Submission of Matters to a Vote of Security Holders.........16

  Item 5.  Other Information...........................................16

  Item 6.  Exhibits and Reports on Form 8-K............................16

Signature..............................................................17

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                          Nov. 30,   Feb. 29,
                                              Notes       1996       1996
                                              -----     --------   --------
ASSETS

Current Assets:
  Cash and cash equivalents......................      $ 28,012   $ 19,756
  Short-term investments.........................           600      1,008
  Receivables, net of allowance for doubtful
    accounts of $384 and $424, respectively......         1,071      1,943
  Inventories....................................         1,646      1,233
  Prepaid expenses and other current assets......         3,184      3,177
                                                       ---------  ---------
      Total current assets.......................        34,513     27,117
                                                       ---------  ---------
Property and Equipment, net of accumulated
  depreciation of $43,115 and $39,125...........2       120,075    135,630
                                                       ---------  ---------
Other Assets:
  Deferred financing costs.......................         2,298      2,858
  Note receivable from related party.............         2,000      2,000
  Lease options..................................         2,168        --
  Other assets...................................           549        419
                                                       ---------  ---------
      Total other assets.........................         7,015      5,277
                                                       ---------  ---------
                                                       $161,603   $168,024
                                                       =========  =========

See Notes to Consolidated Financial Statements.

                                  (Continued)

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                               (UNAUDITED)  (CONTINUED)
______________________________________________________________________________

(in thousands, except share data)                       Nov. 30,   Feb. 29,
                                              Notes       1996       1996
                                              -----     --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt...........       $  4,023   $  1,769
  Accounts payable...............................          3,061      3,981
  Accrued payroll and benefits...................          7,845      6,349
  Other accrued expenses.........................         14,629     17,304
                                                        ---------  ---------
      Total current liabilities..................         29,558     29,403
                                                        ---------  ---------
Long-Term Liabilities:
  Notes payable and capital lease obligations....        102,633    105,677
  Other liabilities..............................            336        405
                                                        ---------  ---------
      Total long-term liabilities................        102,969    106,082
                                                        ---------  ---------
      Total liabilities..........................        132,527    135,485
                                                        ---------  ---------
Commitments and Contingent Liabilities..........3            --         --

Minority Interest................................            265         33

Stockholders' Equity:
  Preferred Stock, $.01 par value per share;
    10,000,000 shares authorized; none
    issued and outstanding.......................            --         --
  Common Stock, $.01 par value per share;
     100,000,000 shares authorized; 30,194,700
     shares issued and outstanding...............            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................        (73,220)   (69,525)
                                                        ---------  ---------
      Total stockholders' equity.................         28,811     32,506
                                                        ---------  ---------
                                                        $161,603   $168,024
                                                        =========  =========

See Notes to Consolidated Financial Statements.

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PRESIDENT CASINOS, INC.             AND LOSS PER SHARE INFORMATION (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)         Three Months        Nine Months
                                         Ended Nov. 30,      Ended Nov. 30,
                                         1996      1995      1996      1995
                                        ------    ------    ------    ------
OPERATING REVENUES:
 Gaming and gaming cruise............. $ 42,843  $ 43,764  $130,719  $134,506
 Food and beverage....................    5,162     4,501    15,152    12,747
 Hotel, retail and other..............    1,821     3,245     7,297     8,976
 Less promotional allowances..........   (3,298)   (2,524)   (9,525)   (7,265)
                                       --------- --------- --------- ---------
  Net operating revenues..............   46,528    48,986   143,643   148,964
                                       --------- --------- --------- ---------
OPERATING COSTS AND EXPENSES:
 Gaming and gaming cruise.............   25,323    25,843    76,037    76,454
 Food and beverage....................    3,417     3,122     9,839     8,909
 Hotel, retail and other..............      632       586     1,911     1,717
 Selling, general and administrative..   12,227    13,403    38,721    40,093
 Depreciation and amortization........    3,716     4,304    11,650    12,264
 Gain on sale of assets, net.........2     (444)       (1)   (1,420)       (1)
 Impairment of long-lived assets......      --        --        --     11,000
 Pre-opening expenses.................      110       --        310       --
                                       --------- --------- --------- ---------
  Total operating costs and expenses..   44,981    47,257   137,048   150,436
                                       --------- --------- --------- ---------
OPERATING INCOME (LOSS) FROM
 CONSOLIDATED SUBSIDIARIES............    1,547     1,729     6,595    (1,472)
Equity loss in unconsolidated entities      --        --        --      1,175
                                       --------- --------- --------- ---------
OPERATING INCOME (LOSS)...............    1,547     1,729     6,595    (2,647)
Interest expense, net.................    3,326     3,578    10,332    11,159
                                       --------- --------- --------- ---------
LOSS BEFORE INCOME TAXES
 AND MINORITY INTEREST................   (1,779)   (1,849)   (3,737)  (13,806)
Income tax benefit....................      275       279       275     2,803
Minority interest.....................      (70)      --       (232)      --
                                       --------- --------- --------- ---------
NET LOSS.............................. $ (1,574) $ (1,570) $ (3,694) $(11,003)
                                       ========= ========= ========= =========
Net loss per common and
 common equivalent share..............  $ (0.05)  $ (0.05)  $ (0.12)  $ (0.36)
                                        ========  ========  ========  ========
Weighted average common and common
  equivalent shares outstanding.......   30,195    30,195    30,195    30,195
                                         ======    ======    ======    ======

See Notes to Condensed Consolidated Financial Statements.

                                                        CONDENSED CONSOLIDATED
PRESIDENT CASINOS, INC.                   STATEMENTS OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Nine Months Ended Nov. 30,
                                                         1996        1995
                                                        ------      ------

Net cash provided by operating activities.........    $  5,714    $ 10,484

Cash flows from investing activities:
 Expenditures for property and equipment..........      (8,469)    (13,683)
 Proceeds from the sale of property and equipment.      13,794      18,791
 Investment in unconsolidated entities............         --         (180)
 Purchase of lease options........................      (2,169)       (113)
 Purchase of short-term investments...............         --         (799)
 Maturity of short-term investments...............         408         --
                                                      ---------   ---------
    Net cash provided by investing activities.....       3,564       4,016
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................        (300)     (9,901)
  Payments on capital lease obligations...........        (722)       (756)
                                                      ---------   ---------
    Net cash used in financing activities.........      (1,022)    (10,657)
                                                      ---------   ---------
Net increase in cash and cash equivalents.........       8,256       3,843
Cash and cash equivalents at beginning of period..      19,756      24,715
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 28,012    $ 28,558
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest............................    $ 13,459    $ 12,528
                                                      =========   =========
Cash paid for income taxes, net
  of amounts recovered............................    $ (1,184)   $  1,550
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Assets acquired under capital leases..............    $    --     $  2,867
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

  The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended February 29, 1996 included in the Company's Annual Report on Form 10-K for the period ending February 29, 1996. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

  Certain amounts for fiscal 1996 have been reclassified to conform with fiscal 1997 financial statement presentation.

2. PROPERTY AND EQUIPMENT

  During July 1996, the Company sold the "Diamond Jo" and certain nongaming equipment under the terms of a charter agreement for an aggregate purchase price of $12,037. The Company recognized a gain of $999 as a result of this transaction.

  During October 1996, the Company sold the "Riverclub Restaurant" barge and certain nongaming equipment for an aggregate purchase price of $2,350. The Company recognized a gain of $392 as a result of this transaction.

3. COMMITMENTS AND CONTINGENT LIABILITIES

Regulatory Matters

  The Missouri Gaming Commission met on June 19, 1996 and unanimously voted to renew the license of President Riverboat Casino-Missouri, Inc. ("President-Missouri") for the period May 27, 1996 to May 26, 1998. The Mississippi Gaming Commission met on June 20, 1996 and unanimously voted to renew the license of The President Riverboat Casino-Mississippi, Inc. for the period June 30, 1996 to June 29, 1998.

  Litigation

  In the Spring of 1994, William Ahern and William H. Poulos filed class action lawsuits in the United States District Court for the Middle District of Florida, Orlando Division, against over 38 casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. The lawsuits contained substantially identical claims alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserted common law fraud and deceit, unjust enrichment and negligent misrepresentation. The Company, as well as the other defendants, filed motions to dismiss the lawsuits and/or transfer the actions to Nevada and in opposition to the class certification. The two lawsuits, "Poulos v. Caesar's World et. al." and "Ahern v. Caesar's World et. al.," were consolidated into a single action, and transferred to the United States District Court for the District of Nevada without ruling on the dismissal or the class certification motions. On September 26, 1995, Larry Schreier, on behalf of himself and others similarly situated, filed a class action lawsuit captioned "Schreier v. Caesar's World et. al." in the United States District Court for the District of Nevada against the Company and approximately 45 other casino operators and gaming equipment manufacturers and distributors alleging substantially identical claims to the claims asserted in the "Poulos" and "Ahern" class actions. On April 15, 1996, the Court in the "Poulos" and "Ahern" actions granted the defendants' motions to dismiss, and granted the plaintiffs' leave to file an amended petition. In May 1996, the plaintiffs filed an amended complaint and the defendants renewed their motion to dismiss the complaint. In September 1996, the plaintiffs in "Schreier" filed with the court an amended complaint. In December 1996, a status conference was held at which the court ordered all previous motions withdrawn without prejudice and granted leave for the plaintiffs ("Poulos," "Ahern" and "Schreier") to file a consolidated amended complaint by February 17, 1997. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes that the "Poulos," "Ahern" and "Schreier" actions are without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position.

  The Company has been notified that the Environmental Protection Agency and the U.S. Attorney's Office for the Eastern District of Missouri are conducting a federal criminal investigation with respect to compliance by President-Missouri with federal environmental laws in connection with the operation of "The Admiral" in St. Louis. The Company is cooperating fully with the investigation and has provided certain information regarding operations of "The Admiral" to the Environmental Protection Agency and the U.S. Attorney's Office. In the event that the Company is charged with violating federal environmental laws, the Company may be subject to substantial civil and criminal penalties, including monetary fines. Based upon the Company's preliminary discussions with the U.S. Attorney's Office and the results of the Company's internal investigation of this matter, management does not believe that the investigation will result in any monetary or other penalties which would have a material adverse effect on the Company's financial condition, or which would have any material adverse impact upon the gaming licenses of the Company or its subsidiaries.

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

  Since gaming began in Biloxi in August 1992, steadily increasing competition along the Mississippi Gulf Coast, New Orleans and elsewhere in Louisiana and Mississippi has had an adverse effect on the results of operations in Biloxi. Several large hotel/casino complexes have been built in recent years and several new large projects are under construction. The "Gold Coast Casino," which was placed in service in June 1995, replacing "The President Casino-Mississippi," improved the Company's presence in Biloxi and allowed the Company to increase the size of its casino from 20,500 to 38,000 square feet. However, it is apparent that it will continue to be more difficult to compete as larger casino complexes enter the Biloxi market, many being built by competitors having substantially greater name recognition and financial and marketing resources than the Company. Accordingly, the Company is reviewing various options regarding its Biloxi operations that include, but are not limited to, the sale of its lease rights. During the second quarter, a letter of intent with Primadonna Resorts, Inc. was signed to sell the Biloxi lease rights. Subsequently Primadonna elected not to go forward with the transaction.

  In April 1995, a new casino commenced gaming operations in the Davenport market. In addition, during November 1995, the Company temporarily removed its casino vessel, "The President," from service in Davenport for its Coast Guard mandated five-year hull inspection and to make certain improvements to the facility. "The President" was out of service from November 1995 until April 3, 1996. During such period the Company temporarily replaced "The President" with a smaller vessel, "The President Casino-Mississippi."

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. As a result of flood conditions along the Mississippi River, the Company temporarily suspended operations aboard "The Admiral" in St. Louis for three days in May and eight days in June of 1996 and 41 days during the prior fiscal year (from May 11 to June 21, 1995). The construction of ramps during the current period limited, to some extent, the negative impact of the flood.

  In December 1996, the Company modified and exercised its option agreement to secure the lease rights to 18 acres of riverfront property on Delaware Avenue in the Penn's Landing area of Pennsylvania for the period January 1, 1997 through December 31, 1997. This property is located in close proximity to downtown Philadelphia and all major highways. If gaming is approved in Pennsylvania, this site would be a premier location for two riverboat casino operations. Pursuant to the modified option agreement, the Company remitted its $1.2 million payment. The modified agreement also calls for additional payments if an authorized state-wide voter referendum on the legalization of full scale riverboat gaming in Philadelphia County, Pennsylvania is placed on the ballot during calendar 1997 or a new gaming company is obtained for the second gaming site at the location. These payments will not exceed $2.1 million. The Company also has the right to secure the lease rights to this property for four additional six month option periods beginning January 1, 1998.

Results of Operations

Three-Month Period Ended November 30, 1996 Compared to the
Three-Month Period Ended November 30, 1995

  The following table highlights the results of operations for the Company's operating subsidiaries (dollars in millions). The table does not include results of operations for the Company's non-gaming subsidiaries or reflect the effect of write-downs of certain of the Company's investments and non-income producing assets unrelated to such operating subsidiaries.

                                        Three Months Ended   Nine Months Ended
                                           November 30,         November 30,
                                          1996      1995       1996     1995
                                         ------    ------     ------   ------
Biloxi, Mississippi
   Operating revenues.................  $ 10.4    $  9.6     $ 33.5    $ 29.0
   Loss from operations...............  $ (1.3)   $ (1.7)    $ (1.2)   $ (2.1)
   EBITDA (a).........................  $ (0.6)   $ (1.0)    $  0.9    $  0.1
   EBITDA margin......................     N/A       N/A        2.7%      --

Davenport, Iowa
   Operating revenues.................  $ 16.4    $ 16.2     $ 50.4    $ 56.9
   Income from operations.............  $  2.7    $  3.0     $  8.9    $ 13.8
   EBITDA (a).........................  $  3.7    $  4.1     $ 11.9    $ 17.2
   EBITDA margin......................    22.6%     25.3%      23.6%     30.2%

St. Louis, Missouri
   Operating revenues.................  $ 18.2    $ 21.0     $ 53.8    $ 58.3
   Income from operations.............  $  1.3    $  2.5     $  2.1    $  5.9
   EBITDA (a).........................  $  2.5    $  3.9     $  5.8    $  9.8
   EBITDA margin......................    13.7%     18.6%       10.8%    16.8%


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

  Operating revenues. The Company generated consolidated operating revenues of $46.5 million during the three-month period ended November 30, 1996, compared to $49.0 million during the three-month period ended November 30, 1995, a decrease of $2.5 million or 5.1%. Operating revenue increases from the Company's Biloxi and Davenport properties were offset by the decreases at the St. Louis property and charter fees from third parties. The St. Louis decrease is primarily attributable to an overall decrease of 3.7% of gaming revenue in the St. Louis market and a 1.2% loss of the Company's market share.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) decreased to $3.7 million during the three-month period ended November 30, 1996, from $5.2 million during the three-month period ended November 30, 1995, a decrease of $1.5 million or 28.9%. During the three-month period ended November 30, 1995, the Company recorded insurance proceeds of $0.8 million. The three-month period ended November 30, 1996 included a $0.6 million decrease in charter revenues primarily resulting from the sale of the "Diamond Jo," one of the Company's vessels that had been under charter.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $25.3 million during the three-month period ended November 30, 1996, compared to $25.8 million during the three-month period ended November 30, 1995, a decrease of $0.5 million or 1.9%. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 59.1% during the three-month period ended November 30, 1996 from 58.9% during the three-month period ended November 30, 1995.

  The Company's consolidated selling, general and administrative expenses were $12.2 million during the three-month period ended November 30, 1996, compared to $13.4 million during the three-month period ended November 30, 1995, a decrease of $1.2 million or 9.0%. Such decrease was primarily attributable to reductions in corporate overhead and development costs. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 26.2% during the three-month period ended November 30, 1996 from 27.3% during the three-month period ended November 30, 1995.

  During the three-month period ended November 30, 1996, the Company recognized a net gain on the sale and disposal of assets of $0.4 million.

  Depreciation and amortization expenses were $3.7 million during the three-month period ended November 30, 1996, compared to $4.3 million during the three-month period ended November 30, 1995, a decrease of $0.6 million or 14.0%. This decrease was primarily attributable to the sale of various assets partially offset by the depreciation expense related to placing the "Majestic Star" in service at the beginning of its charter in May 1996.

  The Company has applied to the Missouri Gaming Commission for a license to operate a second casino vessel at its St. Louis operations. Upon such approval the Company intends to utilize the Company owned "The President Casino-Mississippi" adjacent to its current operations aboard "The Admiral." The second vessel will reduce the maximum waiting period for a guest to enter a casino from 75 to 15 minutes. During the three-month period ended November 30, 1996, the Company incurred pre-opening costs of $0.1 million relating to the application and proposed implementation of the second vessel. There can be no assurance that such will be approved, that the Company will be able to obtain all other permits and licenses necessary to operate the second vessel or that economic feasibility will continue to justify a second vessel.

  Operating income. As a result of the items discussed above, the Company had operating income of $1.5 million during the three-month period ended November 30, 1996, compared to $1.7 million during the three-month period ended November 30, 1995.

  Interest expense, net. The Company incurred net interest expense of $3.3 million during the three-month period ended November 30, 1996, compared to $3.6 million during the three-month period ended November 30, 1995, a decrease of $0.3 million or 8.3%. Such decrease was attributable to the early retirement of various debt instruments.

  Income taxes. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax assets related to certain temporary differences between the Company's tax and accounting records and net operating loss carryforwards to the extent that realization of such benefit is "more likely than not." In fiscal year 1995, management believed that the Company would return to profitability and that it was more likely than not that the Company would be able to generate sufficient taxable income to recognize fully these assets over the carryforward period. This belief was based upon the Company's history of prior earnings, the fact that the 1995 losses suffered by the Company were primarily attributable to certain unprofitable operations which were terminated and the then recent regulatory changes which enhanced the Company's earnings prospects. During fiscal 1996, given the then current level of operations, the increased competition and the overall uncertainty as to the Company's ability to return to profitability, management determined that the deferred tax benefits did not continue to satisfy the recognition requirements of SFAS No. 109. Accordingly, based on the uncertainty regarding the Company's ability to generate future taxable income, the Company established a valuation allowance for its deferred tax assets. Management continues to assess the recognition requirements of SFAS No. 109, and, as a result, the Company continues to maintain a valuation allowance for the full value of its deferred tax assets. During the three-month period ended November 30, 1996, the Company recognized a $0.3 million tax benefit relating to a state tax refund. During the three-month period ended November 30, 1995 the Company recognized a $0.3 million tax benefit.

  Net loss. The Company incurred a net loss of $1.6 million during the three-month period ended November 30, 1996, compared to a net loss of $1.6 million during the three-month period ended November 30, 1995.

Nine-Month Period Ended November 30, 1996 Compared to the
Nine-Month Period Ended November 30, 1995

  Operating revenues. The Company generated consolidated operating revenues of $143.6 million during the nine-month period ended November 30, 1996 compared to $149.0 million during the nine-month period ended November 30, 1995, a decrease of $5.4 million or 3.6%. This decrease was primarily attributable to lower operating revenues from the Company's Davenport and St. Louis properties. The Davenport property experienced a decrease in operating revenue during the period as a result of increased competition in the Davenport market with the addition of a third casino in April 1995, intensified competition for patrons, construction activity relating to road access and parking (which negatively impacted customer access to the casino) and the reduced capacity of its temporary casino during the Coast Guard's mandated five-year hull inspection of "The President." During both nine-month periods, operating revenues from the Company's St. Louis operations were adversely affected by high water and flooding conditions on the Mississippi River. High water/flooding conditions adversely affected the parking availability for casino patrons and caused the Company to close its gaming operations in both years. The increase in operating revenues at the Biloxi property was primarily attributable to the expansion of its facility in July 1995.

  Though the Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) remained the same during both nine-month periods the mix was significantly different. During the nine-month period ended November 30, 1995, the Company recorded business interruption and other insurance proceeds of $3.3 million. The nine-month period ended November 30, 1996 had no business interruption proceeds but did include a $1.6 million increase in charter revenues generated by the leases of the "Majestic Star" and the "Diamond Jo." Revenue increases in food and beverage were offset by an increase in promotional allowances.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $76.0 million during the nine-month period ended November 30, 1996, compared to $76.5 million during the nine-month period ended November 30, 1995, a decrease of $0.5 million or 0.7%. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 58.1% during the nine-month period ended November 30, 1996 from 56.9% during the nine-month period ended November 30, 1995. This decrease in gaming margin was attributable to the decrease in gaming revenues at the Davenport and St. Louis operations and their related contributions towards the fixed portion of gaming costs.

  The Company's consolidated selling, general and administrative expenses were $38.7 million during the nine-month period ended November 30, 1996, compared to $40.1 million during the nine-month period ended November 30, 1995, a decrease of $1.4 million or 3.5%. Such decrease was primarily attributable to the decrease in corporate overhead and development costs, offset by three and 1/2 months of additional lease payments during fiscal 1997 related to the

"Gold Coast" barge used at the Biloxi property, which commenced in June 1995. As a percentage of consolidated revenues, selling, general and administrative expenses remained constant at 26.9% during the nine-month periods ended November 30, 1996 and 1995.

  During the nine-month period ended November 30, 1996, the Company recognized a net gain on the sale and disposal of assets of $1.4 million. This gain was primarily related to the exercise of a purchase option by the charterer of the Company's casino vessel, the "Diamond Jo."

  Depreciation and amortization expenses were $11.7 million during the nine-month period ended November 30, 1996, compared to $12.3 million during the nine-month period ended November 30, 1995, a decrease of $0.6 million or 4.9%. This decrease was primarily attributable to the sale of various assets partially offset by the additional depreciation expense related to placing the "Majestic Star" in service at the beginning of its charter in May 1996.

  During the nine-month period ended November 30, 1995, the Company wrote-down $11.0 million of long-lived assets related to reevaluated development projects. There was no comparable expense during the nine-month period ended November 30, 1996.

  The Company incurred a $1.2 million loss in unconsolidated entities during the nine-month period ended November 30, 1995, primarily related to the write-off of the Company's Gary, Indiana investment. There was no comparable expense during the nine-month period ended November 30, 1996.

  During the nine-month period ended November 30, 1996, the Company incurred pre-opening costs of $0.3 million relating to the application and proposed implementation of the second vessel in St. Louis.

  Operating income (loss). As a result of the items discussed above, the Company had operating income of $6.6 million during the nine-month period ended November 30, 1996, compared to a loss of $2.6 million during the nine-month period ended November 30, 1995.

  Interest expense, net. The Company incurred net interest expense of $10.3 million during the nine-month period ended November 30, 1996, compared to $11.2 million during the nine-month period ended November 30, 1995, a decrease of $0.9 million or 8.0%. Such decrease was attributable to the early retirement of various debt instruments.

  During the nine-month period ended November 30, 1996, the Company recognized a $0.3 million tax benefit relating to a state tax refund. During the nine-month period ended November 30, 1995 the Company recognized a $2.8 million tax benefit.

  Net loss. The Company incurred a net loss of $3.7 million during the nine-month period ended November 30, 1996, compared to a net loss of $11.0 million during the nine-month period ended November 30, 1995.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $9.0 million of cash in order to fund daily operations. As of November 30, 1996, the Company had approximately $28.6 million in cash and short-term investments available. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make major capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned 1997 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  Investing activities of the Company provided $3.6 million of cash proceeds during the nine-month period ended November 30, 1996, compared to $4.0 million during the nine-month period ended November 30, 1995. During the nine-month period ended November 30, 1996, $13.8 million of proceeds from the sale of the "Diamond Jo" and other assets was partially offset by $8.5 million for expenditures for property and equipment and $2.2 million related to the purchase of certain lease options in Philadelphia.

  During the nine-month period ended November 30, 1996, the Company made $1.0 million of principal payments, compared to $10.7 million during the nine-month period ended November 30, 1995, primarily related to the early extinguishment of debt.

  The Indenture governing the Company's Senior Notes due 2001 (the "Indenture"), restricts the Company's ability, among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Company has the ability to seek to borrow additional funds of $15.0 million. The Indenture also provides that the Company must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). In the event such cash proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par an aggregate principal amount of Senior Notes equal to the amount by which such cash proceeds exceeds $5.0 million. As of December 31, 1996, approximately $3.3 million of excess cash proceeds must be utilized by the end of January 1997 and an additional $2.5 million by the end of April 1997.

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

  In such case, the Company could pursue a number of alternatives to avail itself of additional capital, including borrowing additional funds either directly (the Indenture currently permits the Company to borrow up to an additional $15.0 million) or on a stand-alone project basis, financing through lease agreements, selling equity securities and selling assets (including gaming vessels) which are not currently generating revenues. The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming in other potential jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

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

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The exhibits filed as part of this report are listed on Index to Exhibits accompanying the report.

        (b)  Reports on Form 8-K

             On October 24, 1996, the Company filed a Current Report on Form 8-K, dated October 23, 1996, reporting under Item 5 that its proposed sale to Primadonna Resorts, Inc. of leasehold rights at the Broadwater Marina in Biloxi, Mississippi, had been terminated.

                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date:  January 14, 1997                     /s/ James A. Zweifel
                                            -----------------------------
                                             James A. Zweifel
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.

  10.1 Asset Purchase Agreement dated October 14, 1996, by and between President Riverboat Casino-New York, Inc. and Southern Illinois Riverboat/Casino Cruises, Inc.

  10.2 Modification to Option Agreement dated December 12, 1996, by and between Liberty Landing Associates and President Riverboat Casino-Philadelphia, Inc.

  10.3    1996 President Casinos, Inc. Amended and Restated Stock Option Plan.

  27 Financial Data Schedule for the nine months ended November 30, 1996, as required under EDGAR.