Form 10-K
period 1997-02-28
PRESIDENT CASINOS INC
filed 1997-05-28
CIK 888507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 28, 1997
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-20840

                            PRESIDENT CASINOS, INC.
              (Exact name of registrant as specified in its charter)

               Delaware                                  51-0341200
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                802 North First Street, St. Louis, Missouri  63102
                    Address of principal executive offices

                                 314-622-3000
               Registrant's telephone number, including area code

      Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.01 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. /X/
  As of May 20, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,522,389.*
  As of May 20, 1997, the number of shares outstanding of the Registrant's Common Stock was approximately 30,194,700.
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.
                    DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its annual meeting of stockholders scheduled to be held July 23, 1997.

                                     PART I

Items 1. and 2.  Business and Properties.

General

  President Casinos, Inc. (the "Company") develops, owns and operates riverboat and/or dockside gaming casinos and related operations through its subsidiaries. The Company's current gaming facilities and operations are summarized as follows:

  Davenport, Iowa
    Managing entity                   - The Connelly Group, L.P.
    Vessel                            - "The President"
    Casino square footage             - 37,000
    Slots                             -    815
    Gaming tables                     -     44
    Opening of casino                 - April 1, 1991


  Biloxi, Mississippi
    Managing entity                   - The President Riverboat Casino-
                                        Mississippi, Inc.
    Vessel                            - "The Biloxi Barge"
    Casino square footage             - 38,000
    Slots                             -    957
    Gaming tables                     -     39
    Opening of casino                 - August 13, 1992
    Opening of current facility       - June 30, 1995


  St. Louis, Missouri
    Managing entity                   - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "The Admiral"
    Casino square footage             - 56,000
    Slots                             -  1,122
    Gaming tables                     -     63
    Opening of casino without slots   - May 27, 1994
    Opening of casino with slots      - December 9, 1994

  In addition to its gaming operations, the Company owns and manages certain hotel and ancillary facilities associated with its riverboat operations in Davenport, Iowa and operates two nongaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. The Company also charters certain of its unused vessels to unrelated third parties. Because of the integrated nature of these operations, the Company is considered to be engaged in one industry segment.

  The Company was incorporated in the State of Delaware in June 1992 and completed the initial public offering of its Common Stock in December 1992.

The Company is the successor to businesses operated in St. Louis, Missouri since 1985, Davenport, Iowa since October 1990 and Biloxi, Mississippi since August 1992. The Company's principal executive offices are located in an approximately 9,500 square foot building owned by the Company at 802 North First Street, St. Louis, Missouri 63102, and its telephone number is (314) 622-3000.

Current Operations

  Davenport Operations

  In April 1991, the Company began riverboat gaming operations on the Mississippi River in Davenport, Iowa on "The President." The Company's operating license is renewable annually at the discretion of the Iowa Racing and Gaming Commission after receipt of a renewal application from the Company. The license was last renewed in April 1997. Davenport, Iowa along with Bettendorf, Iowa and Rock Island and Moline, Illinois comprise the Quad Cities metropolitan area. The Quad Cities metropolitan area has a population of approximately 360,000, and is approximately a three-hour drive from Chicago.

  "The President," built in 1924, is a five-deck, steel-hulled passenger vessel and is approximately 300 feet in length. During the period November 13, 1995 through April 1, 1996, "The President" underwent a $4.0 million refurbishment and a Coast Guard mandated five-year hull inspection. During this time "The President" was temporarily replaced with the Company-owned vessel, "The President Casino-Mississippi." "The President," upon completion of its hull inspection and renovations, reopened on April 3, 1996 with an increased number of slot machines and other amenities.

  Prior to May 1994, Iowa gaming legislation contained certain limitations which provided Illinois gaming riverboats a competitive advantage over gaming concerns in Iowa. However, in May 1994, Iowa gaming laws were amended to remove all per passenger loss limitations (previously set at $200 per gaming session), size of bet limitations (previously set at $5.00) and the restriction on the percentage of space on a riverboat which may be utilized for gaming (previously set at 30%). In addition, the Iowa Racing and Gaming Commission was granted the authority to set cruising schedules for riverboats and to permit dockside gaming throughout the year. The legislation has enabled the Company to compete more effectively against Illinois riverboats which are required to cruise during gaming sessions. The Company must currently conduct at least 100 riverboat cruises per year, the timing of which are set at the Company's discretion with the approval of the Iowa Racing and Gaming Commission. Iowa riverboats can remain dockside for all other gaming sessions. The casino is open 24 hours per day, seven days per week.

  Competition for local customers continues to intensify in the Quad Cities metropolitan area. In April 1995 a new casino commenced operations in Bettendorf, Iowa, which is located on the Mississippi River five miles upriver from the Davenport operations. With the addition of this casino, there are now four casinos competing in the Quad Cities market within a 25 mile radius of "The President." One of those casinos is located on the Illinois side of the Mississippi River where the gaming laws currently require riverboat casinos to cruise for all of their gaming sessions. A change in the Illinois cruising laws could have an adverse effect on the Davenport operation.

  The Company's other Davenport facilities are an adjunct to its gaming operations and are not viewed as independent profit centers. The Company owns and operates The Blackhawk Hotel in downtown Davenport, located approximately two blocks from "The President." The Blackhawk Hotel has 189 rooms and is connected to the RiverCenter, a 10,000 square foot convention center operated by the City of Davenport. The hotel also features a 500-seat grand ballroom and five additional meeting rooms to accommodate meetings and convention activities. During fiscal 1996, a new 223-room hotel opened directly across from "The President." While the new hotel has intensified competition for The Blackhawk Hotel, management believes the addition of hotel rooms to the Quad Cities market has improved the marketability of the Quad Cities for the Company's gaming operations.

  Pursuant to a development agreement with the City of Davenport, the Company submitted to the City plans for the development of certain Company-owned property located in close proximity to "The President." During fiscal 1996, the Company and the City reached a mutually acceptable development plan that included the expansion of the Company's parking areas. The Company has fully funded its obligation under the agreement. However, the construction has not yet been completed. The construction is scheduled to be completed in the Summer of 1997, at which time the Company will be released from its $250,000 surety bond (see Note 11 to the Consolidated Financial Statements).

  The Company leases certain levee property in Davenport, Iowa from the City of Davenport. This lease expires in 2017. The Company is required to pay certain boarding and docking fees and a special payment in lieu of property taxes to the City. These fees currently aggregate to a base amount of $814,000 plus 82 cents per passenger over 1,117,579 passengers. Both the base amount and per passenger charges related to the docking fees are subject to an annual 4% escalator.

  Biloxi Operations

  The Company conducted dockside gaming operations in Biloxi, Mississippi on "The President Casino-Mississippi" from August 13, 1992 through June 18, 1995 through its wholly-owned subsidiary, The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"). "The President Casino-Mississippi" was the smallest of 13 casinos operating in the Mississippi Gulf Coast market. On June 30, 1995, the Company reopened the Biloxi gaming operations aboard the newly renovated "The Biloxi Barge." Replacing "The President Casino-Mississippi" with "The Biloxi Barge" increased casino square footage from 20,500 to 38,000. In addition, "The Biloxi Barge" features a full service 250-seat dining facility, an amenity not available on the previous facility. Biloxi is located on the Gulf of Mexico 75 miles east of New Orleans. The Biloxi/Gulfport/Bay St. Louis area has a population of
approximately 125,000.   The Company's Mississippi gaming license was last
renewed in June 1996 for a two-year period.

  Since gaming began in Mississippi in August 1992, competition has increased significantly in the Mississippi Gulf Coast market. There are currently ten casinos operating in this area. The Company's operating results have been materially and adversely affected as a result of such increased competition. The Company also faces competition from gaming operations in the metropolitan New Orleans area and elsewhere in Louisiana and Mississippi. As of February 28, 1997, the New Orleans metropolitan area had four casinos in operation.

  Management believes Biloxi is now moving into a new generation of casino operations and is becoming a major destination point for gaming entertainment. The area is becoming more widely known with many guests coming long distances to enjoy the weather, beaches, golfing and other entertainment. During recent years, several large gaming companies have built large hotel/casino complexes and have captured a significant portion of the Mississippi Gulf Coast market. This trend is continuing, with several new large projects under construction. Many of these competitors have substantially greater name recognition and financial and marketing resources than the Company.

  In order to provide the Company with the opportunity to compete more effectively in the Biloxi market, on February 17, 1995, President Mississippi Charter Corporation ("Charter Corporation"), a newly formed, wholly-owned, non-guarantor subsidiary of the Company, entered into a charter agreement (the "Charter Agreement") with American Gaming and Entertainment, Ltd. ("AGE"). Pursuant to the Charter Agreement, Charter Corporation agreed to charter "The Biloxi Barge" from AGE for an initial term of five years at a cost of approximately $329,000 per month commencing on June 19, 1995 (the "Charter"). Under the Charter Agreement, Charter Corporation is responsible for all insurance, maintenance and other operating costs relating to "The Biloxi Barge" during the term of the Charter. The Charter Agreement provides that Charter Corporation may, at its option, extend the term of the Charter Agreement for two additional five-year terms at the same charter rate. In addition, Charter Corporation has the option to purchase "The Biloxi Barge" at any time during the term of the Charter Agreement for a purchase price equal to the lower of the appraised value or the amortized value (as such terms are defined in the Charter Agreement); provided, however, that AGE may refuse to sell "The Biloxi Barge" for a purchase price of less than 90% of the amortized value. Charter Corporation acquired approximately 600 slot machines utilized by AGE on "The Biloxi Barge" in exchange for the assumption of certain related indebtedness. The monthly payments of such indebtedness, which total $121,000, began in June 1995 and end in August 1997. The Company retained "The President Casino-Mississippi" for use at the Company's other gaming operations (see Davenport Operations and St. Louis Operations). President Mississippi subleases "The Biloxi Barge" from Charter Corporation for a term of five years on substantially the same terms contained in the Charter Agreement. AGE has filed an action against Charter Corporation and President Mississippi with respect to certain disputed charter payments under the Charter Agreement. See "Item 3. Legal Proceedings."

  Management believes that "The Biloxi Barge" improved the Company's presence in Biloxi and has positioned the Company to continue to capture a portion of the remaining market. However, management believes that as newer and larger casino complexes enter the Mississippi Gulf Coast market, it will become more difficult to compete. Thus, the Company continues to study strategic alternatives related to the Biloxi casino operation.

  "The Biloxi Barge" is docked near the Broadwater Beach Hotel and Resort (the "Resort") where the Company leases a mooring site, parking facilities and offices from BH Acquisition Corporation ("BH"). BH is wholly-owned by John E. Connelly, Chairman, President, Chief Executive Officer and principal stockholder of the Company.

  The Resort, together with its affiliated hotels, The Broadwater Tower and Broadwater Inn (collectively, "the Resorts"), have approximately 800 rooms and are in close proximity to the Biloxi convention center. The Company, generally through tour operators, arranges for groups to be brought to the Resorts in anticipation that members of these groups will utilize the Company's gaming facilities. Room costs, at fair market value, are paid either by group members, the tour operator, the Company or a combination thereof.

  The initial term of the lease of the mooring site, parking facilities and offices for the Company's Biloxi operations (the "Biloxi Lease") expired July 14, 1995 and the Company exercised its right for the first of nine three-year renewal options. The current rent under the lease is approximately $3.3 million per year and the Company is required to pay for all improvements to the leased premises and to bear the cost of all taxes, fees, assessments and expenses. Upon each such renewal, the rent will be increased to reflect changes in the consumer price index or adjusted to an independent fair market appraisal of the property.

  The premises subject to the Biloxi Lease have been determined by the Secretary of State of Mississippi to constitute tidelands under the Mississippi Trust Tidelands Act (the "Tidelands Act"). Under the Tidelands Act, land which falls below the mean high tide level may be determined to constitute tidelands by the Secretary of State of Mississippi. The Tidelands Act provides that land which is designated as tidelands is deemed to be owned by the State of Mississippi in trust. Property owners of affected land are provided the first opportunity to negotiate with the State of Mississippi for a lease of the property. During December 1996, BH entered into a 40-year lease agreement (the "Tidelands Lease") with the State of Mississippi for said tidelands for an annual rental fee of approximately $21,000, adjustable every five years as defined in the lease agreement. The Company has entered into a sublease agreement from BH under the same terms as the Tidelands Lease.

  On May 13, 1997 the Company announced that it has agreed in principal to purchase for approximately $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from BH. The property comprises approximately 260 acres and includes the Resort and the Broadwater Tower (two hotels with over 500 rooms), the 138-slip Broadwater Marina, and the adjacent 18-hole Sun Golf Course. The Broadwater Marina is currently the site of the Company's casino operations in Biloxi and is leased by the Company from BH under a long-term lease agreement. The purchase is subject to finalization of financing and various other details related to the transition.

  The Company anticipates investing $5.0 million in President Broadwater Hotel, LLC, which would own and operate the new properties. This entity would finance the purchase with $30.0 million of outside financing and $10.0 million of purchase money preferred equity from BH. Such financing would be non-recourse to the Company.

  St. Louis Operations

  On May 27, 1994, the Missouri Gaming Commission licensed the Company to conduct dockside gaming operations on "The Admiral" in St. Louis, Missouri through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Company's initial license was subsequently renewed and has been extended until June 30, 1998.

  "The Admiral," an approximately 400-foot long vessel, is continuously docked near the base of the Gateway Arch at a mooring site leased by the Company from the City of St. Louis. The Company commenced limited gaming operations on "The Admiral" with 64 blackjack tables, 10 craps tables, 22 poker tables and approximately 400 video poker games. On November 8, 1994, in a statewide referendum, Missouri voters approved a constitutional amendment permitting the operation of "games of chance," including slot machines, on riverboat gaming facilities in Missouri. Following such approval, the Company re-configured "The Admiral" to include slot machines.

  The Company leases five mooring sites in St. Louis, Missouri from the City of St. Louis. The Company's leases (including the lease for "The Admiral's" mooring site) provide that upon the use of a vessel as a gaming facility, the rentals will increase by an amount equal to 2% of the gross receipts realized from its riverboat gaming activities (total amount wagered less winnings paid to wagerers). This percentage may be adjusted (higher or lower) to equal the gaming rentals charged to other properties in the riverfront area of St. Louis where gaming is conducted. Such an agreement may result in a substantial increase in the Company's St. Louis lease fee. A substantial increase may have a material adverse effect on the Company's future St. Louis gaming operations.

  The St. Louis mooring leases expire on dates ranging from 2002 to 2013, assuming the exercise of all extension options provided therein. The lease for "The Admiral" mooring site terminates in December 2008. The extension options provided under two of the leases must be approved by the City, which approval the City may not unreasonably withhold. However, the City will be deemed to have approved each extension exercised by the Company if the Company is in compliance with the lease terms. Each lease grants the City the right to change or cancel the lease or to relocate the Company's mooring locations for right-of-way, sewer or flood wall construction purposes. Each lease, except "The Admiral" lease, allows the City to terminate the lease for any municipal use, including the economic development of a designated portion of the central riverfront area of St. Louis, where the lease sites are located. The City is also permitted to terminate any lease if the Company does not operate at the leased moorings for 12 consecutive months.

  Competition is intense in the St. Louis market area. There are presently five other casino companies operating in the market area and competing for local customers. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "The Admiral" and the second 20 miles upriver in Alton, Illinois. There are three Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River, one in the City of St. Charles, Missouri and two in Maryland Heights, Missouri. The two in Maryland Heights opened in March 1997. Riverboats in each of the states, Illinois and Missouri, have competitive advantages/disadvantages resulting from gaming regulations in their respective states. While Missouri regulations do not require the vessels to actually cruise, simulated cruising requirements are imposed which allow entry on a vessel for only a 45 minute period every two hours. Those competitors having two casino vessels can alternate hourly boarding times and provide virtually continuous boarding for guests. Thus, they have a distinct competitive advantage over the Company, which has only one vessel, "The Admiral." Illinois casino vessels are required to cruise, thereby limiting ingress and egress to the casinos. In addition, Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase to $500 per two-hour gaming session. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake gamblers; additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any change in the legislation related to these requirements could have a positive or negative impact on the competitive environment between Missouri and Illinois casinos.

  In April 1996, the Company applied to the Missouri Gaming Commission for a license to operate a second riverboat casino on the St. Louis riverfront. A second riverboat would allow for virtually continuous boarding for guests upon one of the two vessels. While opening a second boat will remain under consideration, the Company currently believes that the potential economic benefits do not justify the necessary capital outlay.

  On November 17, 1995, the Board of Aldermen of the City of St. Louis approved a lease agreement with a new developer (the "Developer") for the development of the Laclede's Landing site, a section of waterfront property north of the present mooring site of "The Admiral". Such lease is contingent upon various events occurring including, among others, the selection of the Developer by the Missouri Gaming Commission for investigation for a gaming license and a determination by the Developer that development of the Laclede's Landing site would be economically feasible. The lease provides for up to twenty months for completion of the above and other pre-development matters, and for up to an additional thirty months for completion of the project. In the event that the Developer develops the Laclede's Landing site and commences gaming operations, "The Admiral" will face increased competition, which may have a material adverse impact on its gaming operations. Additionally, it may result in an increase to "The Admiral's" mooring lease fees and other consideration payable to the City, as discussed above.

  The Company has operated dinner cruise, excursion and sightseeing riverboats on the Mississippi River at St. Louis since 1985. The Company currently owns and operates two such vessels, each with a capacity of approximately 350 passengers.

  Vessels Owned/Chartered

  In addition to the vessels presently used in its gaming operations, the Company owns the "Majestic Star" (formerly "The President Casino-V"). The "Majestic Star" is a 308 foot long sea-worthy passenger boat which the Company had intended to use in a Gary, Indiana gaming development which was subsequently abandoned. On August 15, 1995, the Company entered into a charter agreement with its former Indiana partner ("Barden") to lease the "Majestic Star," without gaming equipment, for a five-year term (which term is cancelable at any time by Barden upon 180-day advance written notice) at an annual rental fee of $1.5 million for the first two years and for fair market value thereafter. This charter commenced in May 1996. Barden has publicly announced its intent to replace the "Majestic Star" with a newly constructed vessel in October 1997. A new vessel is required under the terms of Barden's bond indenture. The Company has not received the 180-day advance written notice, but anticipates that the charter will end in late Fall of 1997.

  The Company also owns "The President Casino-Mississippi", previously utilized at the Company's Biloxi and Davenport operations. "The President Casino-Mississippi" is 292-feet long and 65-feet wide, contains 22,000 square feet of gaming space on three decks and will accommodate approximately 620 slot machines and 40 table games. Gaming can be conducted on all three of the vessel's decks. The Company is currently seeking various alternatives, including, but not limited to, the sale or lease of this vessel.

Potential Growth Opportunities

  The Company continually and selectively explores gaming developments in current and emerging gaming markets, including riverboat, land-based and Indian gaming opportunities. Pursuit of such opportunities by the Company is dependant upon a number of economic and regulatory factors including the Company's ability to secure required federal, state and local governmental licenses and approvals and the availability of financing for such projects on acceptable terms. In addition, the Company is subject to intense competition from other companies in the same industry for the development of new gaming opportunities, many of which have significantly greater financial, marketing and other resources than the Company. Accordingly, there can be no assurance that the Company will be able to pursue other identified gaming opportunities or recover its investment in any such new opportunities.

  Biloxi, Mississippi

  See "Current Operations - Biloxi" for details regarding the Company's potential acquisition of 260 acres in Biloxi, Mississippi. This site, with its beachfront location and contiguous golf course, has excellent potential for being developed into a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming. It is also uniquely qualified to be a multi-casino facility. If the acquisition of the property is completed, the Company would seek a joint venture partner to develop the site.

  Philadelphia, Pennsylvania

  In December 1993, the Company entered into an agreement for the rights to utilize an 18-acre riverfront site in Philadelphia, Pennsylvania (the "Philadelphia Property") either through entering a long-term lease on the property or, under certain conditions, to purchase the property at its determined fair market value. The Company also acquired an option to lease a city-owned pier which is located on property immediately contiguous to the Philadelphia Property (the "Pier"). The Company believes that the Philadelphia Property is a prime gaming site because it is readily accessible from major highways and will permit adequate parking and room for additional development. The Company entered into the lease option and the option for the pier in anticipation of the legalization of gaming in Pennsylvania. The agreement prohibits the Company from owning or managing any gaming facility in Philadelphia, other than a facility to be located on the Philadelphia Property.

  The lessor of the Philadelphia Property also assigned (the "Assignment") to the Company all of the lessor's rights, title and interest under an option agreement with the City of Philadelphia which provides that the lessor may enter into a 99-year lease of the Pier.

  During fiscal 1996, based upon developments which indicated an uncertainty as to the passage of riverboat gaming legislation in Pennsylvania prior to the expiration of the initial option agreement, the Company wrote-off the accumulated cost of the option of $11.0 million.

  On May 7, 1996, the Company entered into a separate agreement to secure additional lease rights with respect to the same property. As part of the agreement, the Company paid $2.0 million to secure the right to purchase additional options for five separate periods extending from January 1, 1997 through December 31, 1999. The first option period covers the twelve-month period January 1 through December 31, 1997. The four remaining option periods are for subsequent six-month intervals.

  In December 1996, the Company modified and exercised its option agreement to secure the above lease rights for the period January 1, 1997 through December 31, 1997. Pursuant to the modified option agreement, the Company remitted $1.2 million. The modified agreement also calls for additional payments of up to $2.1 million if an authorized state-wide voter referendum on the legalization of full scale riverboat gaming in Philadelphia County, Pennsylvania is placed on the ballot during calendar 1997 or a new gaming company is obtained for the second gaming site at the location.

  Each of the four remaining option periods require the Company to pay $0.3 million per month through the option period. Upon the exercise of any option, the Company would begin a ten-year lease with five (5), five (5) year extensions available. If the Company exercises this option, the Company will be obligated to pay annual rent based upon a combination of fixed minimum payments or a percentage of the Company's "net gaming win" (as defined in the lease agreement), but in no event will such minimum annual rent be less than $3.5 million. During the option period and the lease period, the Company will be obligated to pay all maintenance costs, taxes and insurance with respect to the property.

  Massena, New York

  In October 1993, the Company entered into a joint venture with an unrelated third party to manage one of the land based gaming casinos to be owned by the St. Regis Mohawk Indian Tribe (the "Tribe") on its reservation near Massena, New York. Massena is located approximately 50 miles from Montreal, Canada. The Company, through a wholly-owned subsidiary, owns a 50% interest in the joint venture. The Tribe has entered into a Compact with the State of New York. The Compact has been approved by the Bureau of Indian Affairs and the management agreement was submitted to the National Indian Gaming Commission ("NIGC") for its approval. However, a new chief of the Mohawk Indian Tribe was elected after the execution of the management agreement and the Tribe subsequently notified the NIGC of its desire to withdraw its request for approval of the management agreement in order to provide the members of the Tribe an opportunity to review the agreement. Due to the uncertainty with respect to this transaction and the Company's ability to recover its costs, the Company wrote-off its $4.1 million investment in this project during fiscal 1995.

  On December 1, 1995, the joint venture entered into an amended and restated management agreement with the Tribe. This agreement was later amended on April 18, 1996. The management agreement, which is for a term of five years, was submitted to the Bureau of Indian Affairs for approval. Such approval is contingent upon the Company receiving project financing that is acceptable to both the Company and the NIGC. The Tribe may terminate the management agreement at any time prior to the receipt of such approval. There can be no assurance that the joint venture will obtain financing on acceptable terms, if at all, or if such financing is obtained, that the NIGC will approve the management agreement. If the management agreement is approved, the Company will be obligated to contribute an additional $2.3 million to the joint venture for use primarily for licensing and related fees and to lend approximately $15.0 million to the joint venture for use primarily for the construction and the equipping of a 76,800 square foot gaming facility which the Company expects to initially contain approximately 100 tables games and 1,500 bingo seats. Current New York law does not permit slot machines to be utilized at the proposed gaming facility and a federal court has held that the use of video pull tabs is not permitted. The Company, with the consent of the Tribe, may make an additional investment of up to $2.3 million if such investment is warranted. Subject to guaranteed minimum monthly payments to the Tribe of $250,000 to $800,000 and the repayment of the Company's loan, the joint venture will receive 25% of the net revenues generated from the gaming facility, one-half of which will be the Company's share. In the event the

Company proceeds with this project, there can be no assurance that the joint venture will be profitable.

Marketing and Sales

  The Company targets its marketing efforts at middle income recreational gaming customers. The Company relies on a mix of billboards, television, radio and print advertisements in both the local and regional markets, to attain a high recognition level. The Company also has its "Captain's Club" preferred slot player program, together with electronic slot player tracking, a table player tracking and rating system, hosts, gaming tournaments, special events, direct mailing, telemarketing and other casino marketing techniques to identify, recognize and cultivate frequent and better casino customers. This effort is supported by direct marketing, a targeted trade advertising schedule and attendance at industry trade shows and sales gatherings.

Regulatory Matters

  Gaming Regulations

  General. The ownership and operation of gaming facilities are subject to extensive state and local regulation. The Company's Davenport operations are regulated by the Iowa Racing and Gaming Commission, the Company's Biloxi operations are regulated by the Mississippi Gaming Commission and the Company's St. Louis gaming operations are regulated by the Missouri Gaming Commission. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to each such Commission, each of which has broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body.

  Various license fees and taxes are payable to the jurisdictions in which the Company conducts gaming operations. These taxes are calculated in various ways, are generally payable either weekly, monthly, quarterly or annually and may be based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino,
(iii) the number of table games operated by the casino and/or (iv) passenger counts. A casino entertainment tax is also paid by the licensee where entertainment is furnished in connection with the selling of food or refreshments. The Company estimates that state and local gaming taxes for the Company's Biloxi operation approximate 12% of net gaming win plus certain fees. Iowa has a graduated tax of approximately 20% of net gaming win and charges additional fees on a per customer and per boat basis. Under the Operator's Contract, as amended, the Company is required to pay the Riverboat Development Authority (the "Authority") $27,500 per week and $1.50 per passenger in excess of 1,117,579 passengers during the period April 1 through March 31 of each year. The Company also pays the Authority an amount equal to 2% of the adjusted gaming receipts in excess of $34.0 million for each of the Authority's fiscal years commencing July 1, 1994. The Company also pays the

City of Davenport (i) an annual minimum boarding fee equal to the greater of $558,790 or 50 cents per passenger, (ii) a guaranteed docking fee of $131,000 plus 11.7 cents per passenger in excess of 1,117,579 passengers during the period April 1 through March 31 of each year and (iii) an annual lump sum payment of $123,516 plus 20 cents per passenger in excess of 1,117,579 passengers during the period January 1 to December 31, commencing January 1, 1995. The Missouri gaming legislation imposes a tax of 20% of adjusted gross receipts from gaming activities and a $2.00 per passenger fee.

  The Company, its employees and other individuals or entities having material relationships with the Company are required to obtain and hold various licenses and approvals in Iowa, Mississippi and Missouri and will most likely be required to do so in each other jurisdiction in which the Company may conduct a gaming operation. If a gaming authority were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to suspend or dismiss such person. The failure of the Company or any of its key personnel to obtain or retain a license in any jurisdiction could have a material adverse effect on the Company and its prospects or its ability to obtain or retain licenses in other jurisdictions. Generally, regulatory authorities have broad discretion in granting, renewing and revoking licenses. Moreover, any jurisdiction into which the Company may seek to expand its gaming operations may require the Company to apply for and obtain regulatory approvals with respect to the construction, design and operational features of the vessel it intends to utilize. Obtaining such licenses and approvals may be costly, time consuming and cannot be assured. Riverboat as well as certain dockside operations are also subject to stringent regulation by the U.S. Coast Guard and to marine insurance requirements.

  The Company may be subject to substantial fines for each violation of a gaming law or regulation. In addition, a violation of a gaming law or regulation may subject a license to suspension or revocation. Limitation, conditioning or suspension of a gaming license could (and revocation of any gaming license would) materially adversely affect the operations in that jurisdiction.

  In July 1996, a bill was passed by the U.S. Congress establishing a National Gaming Impact and Policy Commission to conduct a comprehensive study of the social and economic impacts of gambling in the United States and make recommendations for changes to the policies governing gambling that the Commission may deem appropriate. While it is not possible at this time to predict the outcome of the Commission's deliberations, any further regulation of gaming at the federal level may result in further regulation of the Company's gaming operations which could have a material adverse impact on the Company's future results of operations.

  Mississippi Gaming Regulations. Gaming was authorized in Mississippi in June 1990 but gaming operations did not commence until August 1992. The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation. The Company is registered as a publicly traded holding company under the Mississippi Gaming Control Act and its gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various local, city and county regulatory agencies.

  Licenses to conduct gaming operations in the State of Mississippi are not transferable and are required to be renewed on a periodic basis. Each issuing agency may at any time revoke, suspend, condition, limit or restrict a license or deny approval to own shares of stock in the Company or a gaming entity for any cause deemed reasonable by such agency.

  The Mississippi Commission has the authority to require a finding of suitability with respect to any stockholder regardless of such stockholder's percentage of ownership. In this regard, the Company's Certificate of Incorporation provides that the Company may redeem any shares of the Company's capital stock held by any person or entity whose holding of shares may cause the loss or non-reinstatement of a governmental license held by the Company. Such redemption shall be at fair market value, as defined in the Company's Certificate of Incorporation, regardless of the price the stockholder paid for the shares. Mississippi law also contains a provision which requires the Company to purchase for cash all shares of any stockholder found unsuitable by the Mississippi Commission and requires such purchase to be made within ten days of the finding of unsuitability. In either case, the stockholder is required to pay all costs of investigation. In addition, any individual who is found to have a material relationship to, or material involvement with, the Company may be required to be investigated in order to be found suitable or to be licensed as a business associate. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement.

  In connection with its license, the Company and President Mississippi are required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by President Mississippi must be reported to or approved by the Mississippi Commission. In addition, the Mississippi Commission regulates the Company's ability to engage in certain types of transactions. For example, a change in control of the Company or a plan of reorganization (as defined in the regulations) by the Company may not occur without the prior approval of the Mississippi Commission. Similarly, Mississippi gaming legislation requires that each person employed by President Mississippi as a gaming employee obtain a valid work permit issued by the Mississippi Commission. In addition, applicable provisions of the Local Option Alcoholic Beverage Control Law of the State of Mississippi require that each employee of a licensed retailer who handles alcoholic beverages obtain a valid permit issued by the Alcoholic Beverage Control Division of the Mississippi State Tax Division. All employees of President Mississippi who are required to obtain such permits have either obtained such permits or have completed applications therefor and are permitted to act in the positions for which they were hired pending approval of such applications.

  The Mississippi Commission has the authority to approve or disapprove the Company's future operations outside of Mississippi. The Company's Davenport operations were reviewed and approved during its Biloxi licensing process. On May 24, 1993, the Company received all requisite approvals from the Mississippi Commission to conduct gaming operations in the jurisdictions in which it was then operating or proposing to operate without further action by the Mississippi Commission. The Company's current non-Mississippi gaming operations do not require re-approval by the Mississippi Commission except as part of the Company's application for renewal of its license. The Mississippi regulations require that the Company notify the Mississippi Commission prior to conducting gaming operations in any additional jurisdictions and provide certain documentation to the Mississippi Commission relating to proposed gaming operations.

  Iowa Gaming Regulations. In 1989, the State of Iowa enacted The Excursion Gambling Act which legalized riverboat gaming on the Mississippi and Missouri Rivers and certain other waterways located in Iowa. Pursuant to The Excursion Gambling Act, the Iowa Racing and Gaming Commission (the "Iowa Commission") was established with jurisdiction to regulate all gaming operations in Iowa. In May 1994, the Iowa gaming laws were amended to remove all per passenger loss limitations, size of bet limitations and restrictions on the percentage of space on a riverboat which may be utilized for gaming and authorized the Iowa Commission to set cruising schedules for riverboats and to permit dockside gaming throughout the year.

  The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Commission and various county and municipal ordinances concerning, among other things, the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. All gaming operators must be approved and licensed by the Iowa Commission. Gaming licenses are issued for not more than three years and are subject to annual renewals thereafter. The Iowa Commission has broad discretion with respect to such renewals. Licenses issued by the Iowa Commission may not be transferred to another person or entity. The Company is required to submit detailed financial and operating reports to the Iowa Commission. Contracts in excess of $50,000 must be submitted to and approved by the Iowa Commission.

  Gaming is permitted only on riverboats which recreate, as nearly as practicable, Iowa's riverboat history and have a capacity for at least 250 persons. In addition, the licensee must utilize Iowa resources, goods and services in the operation of the riverboat. An excursion gambling boat must operate at least one excursion each day for 100 days during the excursion season from April 1 through October 31. Excursions consist of a minimum of two hours. While an excursion gaming boat is docked, passengers may embark or disembark at any time.

  Pursuant to its rule-making authority, the Iowa Commission requires officers, directors and certain key employees of the Company to be licensed by the Iowa Commission. In addition, anyone having a material relationship or involvement with the Company may be required to be found suitable or to be licensed. The Iowa Commission has jurisdiction to disapprove a change in position by such officers or key employees and the power to require the

Company to suspend or dismiss officers, directors or key employees or sever relationships with other persons who refuse to file appropriate applications or whom the Iowa Commission finds unsuitable to act in such capacities.

  The Iowa Commission may also require any individual who has a material relationship with the Company to be investigated and licensed or found suitable. Any person who acquires 5% or more of the Company's equity securities must be approved by the Iowa Commission prior to such acquisition. The applicant stockholder is required to pay all costs of such investigation.

  Missouri Gaming Regulations. Gaming on the Missouri and Mississippi Rivers in the State of Missouri was originally authorized pursuant to a statewide referendum on November 3, 1992. On April 29, 1993, Missouri enacted revised legislation (the "Missouri Gaming Law") which amended the existing legislation. The Missouri Gaming Law also established the Missouri Gaming Commission (the "Missouri Commission"), which is responsible for the licensing and regulation of gaming in Missouri and has the discretion to approve license applications for both permanently moored ("dockside") riverboat casinos and powered ("excursion") riverboat casinos.

  On January 25, 1994, the Missouri Supreme Court held that games of chance, including certain games authorized under the Missouri Gaming Law such as bingo and keno, constituted "lotteries" and were therefore prohibited under the Missouri Constitution. On April 5, 1994, Missouri voters narrowly defeated the adoption of a constitutional amendment which would have exempted excursion boats and floating facilities from such constitutional prohibition on lotteries. In a statewide election on November 8, 1994, Missouri voters approved the adoption of an amendment to the Missouri Constitution which authorizes both games of skill and games of chance, a measure virtually identical to the one which was defeated in April 1994.

  Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities are subject to extensive state and local regulation. The Missouri Commission has broad discretion to revoke or suspend gaming licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations promulgated thereunder. Licenses issued by the Missouri Commission to conduct gaming operations are subject to periodic renewals and may not be transferred or pledged as collateral. The Company, its subsidiaries and certain of its officers and employees are subject to various regulations. The Company is prohibited from making a public issuance of debt or equity or engaging in various other financial transactions without first notifying the Missouri Commission at least 60 days prior to consummation of such a transaction. The Missouri Commission may disapprove such issuance or require such issuance to be delayed pending further investigation.

  The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer that licensees must pay to the Missouri Commission, a minimum payout requirement of 80% for slot machines, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Commission for all costs of any Missouri Commission staff necessary to protect the public on the licensee's riverboat. Licensees must also submit audited quarterly financial reports to the Missouri Commission and pay the associated auditing fees. The Missouri Gaming Law provides for a loss limit of $500 per person per excursion. Although the Missouri Gaming Law does not limit the amount of riverboat space that may be used for gaming, the Missouri Commission is empowered to impose such space limitations through the adoption of rules and regulations.

  With respect to the availability of dockside gaming, which may be more profitable than excursion gaming, the Missouri Commission is empowered to determine on a site by site basis where such gaming is appropriate and shall be permitted.

  Nongaming Regulations

  The Company and its gaming subsidiaries are subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Americans with Disabilities Act, the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource and Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made material expenditures with respect to such laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.

  Additionally, the Environmental Protection Agency (the "EPA") has requested certain information regarding compliance by President Missouri with federal environment laws in connection with the operation of "The Admiral" in St. Louis. See "Legal Proceedings."

  All vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessels and require that each vessel be operated by a minimum complement of licensed personnel. Loss of the vessel's Certificate of Inspection would preclude its use as a riverboat. Every five years, excursion vessels must be drydocked for an inspection of the outside of the hull resulting in a loss of service which may have an adverse effect on the Company. Less stringent rules apply permanently moored vessels.

 Employees

  As of February 28, 1997, the Company had approximately 2,800 employees.

  Hotel Employees and Restaurant Employees Local 74 and Service Employees International Union, AFL-CIO (the "Unions") have been engaged since July 1995 in an effort to organize certain service and maintenance employees of PRC-Missouri. The Unions failed to receive a majority of the votes cast in the first election, and ultimately withdrew the petition. Following a second election, conducted in November 1996, both the Company and the Unions filed objections to the election. The National Labor Relations Board (the "NLRB") has ruled that the Unions interfered with the election and recommended that a third election be held. Also pending before the NLRB are certain charges filed by the Unions stemming from the November 1996 election alleging the Company interfered with employee rights under the National Labor Relations Act. Such charges are presently under investigation by the NLRB Regional Director, and the Company is seeking a settlement with respect to such charges.

Item 3.  Legal Proceedings.

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claims in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen seeks as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. The Company, after consultation with legal counsel, believes this lawsuit is without merit and intends to defend this action vigorously. Although the results of litigation are inherently uncertain, the Company does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially the same claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions have now been filed by the defendants seeking to have this new complaint dismissed or otherwise limited, and the plaintiffs are responding to these motions. To date, the court has not entered any order concerning the merits of the complaint. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes the action is without merit and does not expect the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  On April 11, 1997, an action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGE"). AGE is the owner of "The Biloxi Barge" which is utilized in connection with the Company's Biloxi, Mississippi operations pursuant to a Charter Agreement between AGE and Charter Corporation. The action filed by AGE alleges that President Mississippi and Charter Corporation have not complied with their respective obligations under the Charter Agreement, and requests the Court to require President Mississippi and Charter Corporation to perform the Charter Agreement and to pay all sums due thereunder with interests and costs. In the alternative, AGE requests a judgement for the sum of $23.4 million with interests and costs or such other relief as the Court may deem just and proper. The Company believes that AGE has breached its obligations under the Charter Agreement in a number of respects and, in connection therewith, the Company has withheld a portion of the charter payments due to AGE under the Charter Agreement. The Company has continued to accrue the full amount of such payments due under the Charter Agreement. The Company believes that is has meritorious defenses to the claims of AGE, and is in the process of evaluating and formulating a response to this action.

  The Company has been notified that the Environmental Protection Agency and the U.S. Attorney's Office for the Eastern District of Missouri are conducting a federal criminal investigation with respect to compliance by President Missouri with federal environmental laws in connection with the operation of "The Admiral" in St. Louis. The Company is cooperating fully with the investigation and has provided certain information regarding "The Admiral"'s operations to the Environmental Protection Agency and the U.S. Attorney's Office. In the event that the Company is charged with violating federal environmental laws, the Company may be subject to substantial civil and criminal penalties, including monetary fines. Based upon the Company's preliminary discussions with the U.S. Attorney's Office and the results of the Company's internal investigation of this matter, management does not believe that the investigation will result in any monetary or other penalties which would have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming licenses of the Company or its subsidiaries.

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

  The Company is also from time to time party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. The Company does not believe that the outcome of such litigation will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

Item A.

Executive Officers of the Company.

  The executive officers of the Company, together with their respective ages and positions with the Company, are set forth below.

         Name           Age        Positions with the Company
         ----           ---        --------------------------
   John E. Connelly      71        Chairman of the Board, Chief Executive
                                     Officer and President
   John S. Aylsworth     46        Executive Vice President, Chief
                                     Operating Officer and Director
   Terrence L. Wirginis  45        Vice President-Marine and
                                     Development and Director
   James A. Zweifel      51        Vice President and Chief
                                     Financial Officer
----------------

  Mr. Connelly has served as Chairman and a director of the Company and its predecessors since their inception. Mr. Connelly also served as Chief Executive Officer of the Company from its inception until March 1995 and from July 1995 through the present. Entities controlled by Mr. Connelly have owned and operated the Gateway Clipper Fleet in Pittsburgh since 1958, the Station Square Sheraton Hotel in Pittsburgh since 1981 and the Broadwater Beach Hotel and Resort since 1992. In 1984, Mr. Connelly founded World Yacht Enterprises, a fleet of dinner cruise, sightseeing and excursion boats in New York City.
In 1985, he started Gateway Riverboat Cruises in St. Louis. Mr. Connelly is also the founder, owner and Chief Executive Officer of J. Edward Connelly Associates, Inc., a marketing firm based in Pittsburgh, Pennsylvania. Mr. Connelly is Mr. Wirginis's grandfather.

  Mr. Aylsworth has been Executive Vice President and Chief Operating Officer of the Company since March 1995. From 1977 until March 1995, Mr. Aylsworth was associated with the Davis Companies, most recently as Managing Executive Officer. Previously, he served the Davis Companies as Chief Executive Officer of the Sports Club Company, an operator of premier health and fitness facilities, and as Chief Financial Officer of Spectra Vision, a provider of in-room entertainment and interactive information systems to the lodging industry.

  Mr. Wirginis has been Vice President of Marine and Development since August, 1995. He also has served as President of the Gateway Clipper Fleet in Pittsburgh, which is wholly-owned by Mr. Connelly, since January 1987, and has had primary responsibility for the marine operations of the Connelly-related riverboat and sightseeing cruises in Pittsburgh, St. Louis and Davenport. Mr. Wirginis is the grandson of Mr. Connelly.

  Mr. Zweifel has been Vice President and Chief Financial Officer of the Company since November 1995. Prior to joining the Company, Mr. Zweifel was Executive Director of FANS, Inc., the organization formed to bring the Los Angeles Rams to St. Louis. From July 1992 to November 1994, Mr. Zweifel was Vice President and Controller of Clark Refining and Marketing. From July 1988 to July 1992, Mr. Zweifel was Vice President, Chief Financial Officer and Secretary for Engineered Support Systems, a manufacturer of ground support systems.
                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

  The Company's Common Stock has been traded in the over-the-counter market and listed on The NASDAQ National Market under the symbol "PREZ" since December 11, 1992. Prior thereto, there was no established public trading market for the Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for the Common Stock, as reported by The NASDAQ National Market:
                                                High        Low
                                               ------      -----
            Fiscal 1997
              First Quarter................   $ 2.6875    $ 1.375
              Second Quarter...............   $ 2.25      $ 1.375
              Third Quarter................   $ 1.5625    $ 0.71875
              Fourth Quarter...............   $ 0.9375    $ 0.5625

            Fiscal 1996
              First Quarter................   $ 6.875     $ 4.00
              Second Quarter...............   $ 5.625     $ 3.50
              Third Quarter................   $ 4.625     $ 2.0625
              Fourth Quarter...............   $ 2.50      $ 1.125

  On May 19, 1997, there were approximately 1,782 holders of record of the Company's Common Stock.

  The Company has never paid any dividends on its Common Stock. The Company anticipates that for the foreseeable future all earnings, if any, will be retained for the operation and expansion of its business. Accordingly, the

Company does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends by the Company is restricted under the terms of the indenture governing the Company's Senior Notes due 2001. See "Management's Discussion and Analysis of Financial Position and Results of Operations-Liquidity and Capital Resources."

Item 6.  Selected Consolidated Financial Data.

  The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. The selected consolidated statement of operations and balance sheet data are derived from the Company's consolidated financial statements certain of which are included elsewhere herein. Certain reclassifications have been made to the prior years' financial data to conform with the presentation of the fiscal 1997 data.

                                                        Years Ended February 28/29, (1)
                                              1997       1996       1995       1994        1993
                                             ------     ------     ------     ------      ------
                                                     (in thousands, except share data)
Consolidated Statement of Operations Data:
Total operating revenues..................  $187,027   $192,685   $160,350   $107,099   $102,700

Operating income (loss)...................  $  3,784   $(21,471)  $(13,224)  $ 11,593   $ 17,055

Income (loss) before extraordinary item
  and cumulative effect of a change
  in accounting principle (2).............  $ (8,785)  $(58,150)  $(16,179)  $ 10,089   $ 12,608

Net income (loss).........................  $ (8,785)  $(58,150)  $(20,232)  $ 10,691   $ 12,608

Pro forma net income (3)..................                                              $  8,651

Earnings (loss) per common and
  common equivalent share.................  $ (0.29)   $ (1.93)   $  (0.67)  $   0.35

Pro forma earnings per common and
  common equivalent share.................                                              $   0.39

Consolidated Balance Sheet Data:
Total assets..............................  $155,904   $168,024   $234,275   $258,615   $131,213
Long-term liabilities.....................  $104,862   $106,082   $112,917   $ 67,822   $ 22,010
Stockholders' equity......................  $ 23,721   $ 32,506   $ 90,656   $108,924   $ 84,479

(1)  Gaming operations commenced in Davenport, Iowa on April 1, 1991, in
Biloxi, Mississippi on August 13, 1992, in Tunica, Mississippi on December 6,
1993 and in St. Louis, Missouri on May 27, 1994.  On July 8, 1994, the
Company's Tunica, Mississippi operations were terminated.

(2) During fiscal year 1995, the Company realized a $4,053 extraordinary loss on the exchange of subordinated notes. During fiscal year 1994, the Company recognized the cumulative effect of changing to a different method of accounting for income taxes of $602.

(3) The Company was formed in June 1992 to acquire the operations of five entities controlled by affiliates of John E. Connelly and International Game
Technology, Inc. ("IGT"). At the closing of the Company's initial public offering of its Common Stock on December 18, 1992, affiliates of Mr. Connelly and IGT contributed their equity interests in exchange for shares of the Company's Common Stock and certain other consideration (the "Reorganization").
Prior to the Reorganization, the Company generally was not subject to income taxes. A pro forma income tax adjustment was made to reflect the effect of income taxes had the Reorganization taken place at the beginning of fiscal
1992.

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

  The following discussion, which covers the fiscal years 1995 through 1997, should be read in conjunction with the consolidated financial statements of the Company and the separate financial statements of The Connelly Group, L.P.
and PRC Holdings Corporation and the notes thereto included elsewhere in the report.

Overview

  The Company's operating results are affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the seasonal nature of its business, the timing of the commencement of its proposed gaming operations, the amount of pre-opening expenses incurred by the Company and general weather conditions.
Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods.

  Competition has had a significant impact on the results of operations at each of the Company's three casino properties. Since gaming began in Biloxi in August 1992, steadily increasing competition along the Mississippi Gulf
Coast, including New Orleans and elsewhere in Louisiana and Mississippi, has had an adverse effect on the results of operations in Biloxi. Several large hotel/casino complexes have been built in recent years and several new large projects are under construction. The replacement of the smaller M/V
"President Casino-Mississippi" by "The Biloxi Barge", in July 1995, improved the Company's presence in Biloxi. However, it is apparent that it will continue to be more difficult to compete as larger casino complexes enter the Biloxi market, many being built by competitors having substantially greater name recognition and financial and marketing resources than the Company.

  In May 1994, legislation became effective in Iowa which enabled the Davenport operation to compete more effectively against Illinois riverboat casinos. This legislation removed all per passenger loss and bet limitations and essentially allowed for dockside gaming throughout the year, except for a required 100 cruises per year. The Davenport operating results improved substantially after the implementation of this legislation. However, in April
1995 a new casino commenced operations in Bettendorf, Iowa, which is located on the Mississippi River five miles from the Davenport operations. The new casino captured a portion of the market and, as a result, the Davenport operations were negatively impacted. Davenport's operating revenues were also negatively impacted from the period November 12, 1995 through April 3, 1996 while "The President" was removed from service for a U.S. Coast Guard mandated five-year hull inspection and a smaller vessel was substituted.

  In May, 1994, the Company commenced limited gaming operations in St. Louis, Missouri aboard "The Admiral". At such time, Missouri law did not permit the operation of "games of chance," including slot machines. In December 1994, after the Missouri State Constitution was amended, the Company was permitted to add games of chance to its casino.

  Competition is intense in the St. Louis market area. There are presently five other casino companies operating in the market area and competing for local customers. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "The Admiral" and the second 20 miles upriver in Alton, Illinois.
There are three Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River, one in the City of St. Charles, Missouri and two in Maryland Heights, Missouri. The two in Maryland Heights opened in March 1997. Riverboats in each of the states, Illinois and Missouri, have competitive advantages/disadvantages resulting from gaming regulations in their respective states. While Missouri regulations do not require the vessels to actually cruise, simulated cruising requirements are imposed which allow entry on a vessel for only a 45 minute period every two hours. Those competitors having two casino vessels can alternate hourly boarding times and provide virtually continuous boarding for guests. Thus, they have a distinct competitive advantage over the Company, which has only one vessel, "The Admiral". Illinois casino vessels are required to cruise, thereby limiting ingress and egress to the casinos. In addition, Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase to $500 per two-hour gaming session. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake gamblers; additionally, their guests are not burdened with the administrative requirements related to the loss limits.
Any change in the legislation related to these requirements could have a positive or negative impact on the competitive environment between Missouri and Illinois casinos.

  In previous years, the Company pursued various unsuccessful development opportunities, the results of which negatively impacted operations, including the impact these investment decisions had on the ultimate recoverability of various assets. Specifically, the Company began operations in Tunica, Mississippi in December 1993 and as a result of competition, poor location and various other factors, closed this facility in July 1994. The Company incurred net losses of $2.7 million related to Tunica in fiscal year 1995. In
October 1993 the Company entered into a joint venture with an unrelated third party to manage a land-based gaming casino to be owned by the St. Regis Mohawk
Indian Tribe (the "Tribe"). In fiscal year 1995, due to uncertainty related to various matters, including the execution of a management agreement with the

Tribe, the Company wrote-off its $4.1 million investment in this project.  In
December 1994 the Company entered into a joint venture to develop a riverboat casino operation in Gary, Indiana. As a result of a number of events and as part of the Company's strategy to concentrate its resources and capital on its existing operations, the Company reexamined its participation in this joint venture, and on June 30, 1995, transferred its entire interest in the venture to its partner. The Company wrote-off $1.1 million in fiscal 1996 as a result of the decision to withdraw from the Gary, Indiana development. In December
1993, the Company entered into a lease/purchase option agreement covering an 18-acre riverfront site and a city-owned pier located immediately contiguous to this property in Philadelphia, Pennsylvania. This option agreement expired
December 31, 1996. In fiscal year 1996, the Company wrote-off its $11.0 million investment in this option due to the uncertainty as to the timely passage of Pennsylvania riverboat gaming legislation prior to the expiration of the option.

  In December 1996, the Company modified and exercised a new option agreement to secure the above Pennsylvania lease rights for the period January 1, 1997 through December 31, 1997. Pursuant to the modified option agreement, the Company remitted $1.2 million. The modified agreement also calls for contingent payments, not to exceed $2.1 million, based on the status of certain Pennsylvania gaming legislation during calendar year 1997. During the option period and the lease period, the Company will be obligated to pay all maintenance costs, taxes and insurance with respect to the property.

  The Company's operations are seasonal in nature, with the heaviest activity occurring during the period from May through September. In addition, all of the Company's operations are susceptible to the adverse effects of flooding and weather conditions. On various occasions the Company has temporarily suspended operations in Davenport and St. Louis as a result of flooding and the Biloxi operation has been temporarily closed on occasion as a result of hurricanes.

Results of Operations

  The results of operations for fiscal years 1995 through 1997 include the gaming results for Davenport, Iowa and Biloxi, Mississippi for the entire period and St. Louis, Missouri for only a portion of that period. St. Louis commenced limited gaming operations in May 1994, which operations were expanded to include "games of chance" in December 1994. Gaming operations were also conducted in Tunica, Mississippi from December 1993 through July
1994.  Of much lesser significance, the non-gaming operations for Davenport
(The Blackhawk Hotel) and St. Louis (Gateway Riverboat Cruises) are included during all three years.

  The following table highlights the results of operations for the Company's gaming and non-gaming cruise operating subsidiaries. The table does not include results of operations for the Company's corporate subsidiaries or The
Blackhawk Hotel.  Certain reclassifications have been made to fiscal years
1995 and 1996 to conform to fiscal 1997 presentation (dollars in millions).


                                         Twelve Months Ended
                                            February 28/29,
                                     1997        1996        1995
                                    ------      ------      ------
Davenport, Iowa
  Operating revenues               $  65.1     $  70.3      $  70.9
  Operating income                 $  10.1     $  15.8      $  18.8
  EBITDA (a)                       $  14.1     $  20.4      $  22.7
  Operating margin                    15.5%       22.5%        26.5%

Biloxi, Mississippi
  Operating revenues               $  43.8     $  38.7      $  42.9
  Operating income (loss)          $  (2.9)    $  (5.0)     $   1.1
  EBITDA (a)                       $   --      $  (2.0)     $   3.7
  Operating margin (deficit)          (6.6)%     (12.9)%        2.6%

St. Louis, Missouri
  Operating revenues               $  70.9     $  76.8      $  42.6
  Operating income (loss)          $   2.0     $   4.1      $ (13.3)
  EBITDA (a)                       $   7.0     $   9.4      $  (9.0)
  Operating margin (deficit)           2.8%        5.3%       (31.2)%

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

Fiscal 1997 Compared to Fiscal 1996

  Operating revenues. The Company generated consolidated operating revenues of $187.0 million during fiscal 1997 compared to $192.7 million in fiscal
1996, a decrease of $5.7 million or 3.0%. Operating revenue increases from the Company's Biloxi property were offset by decreases at the Davenport and St. Louis properties. The Davenport property experienced a decrease in operating revenue primarily as the result of two factors. Steadily increasing competition for patrons in the Davenport market began with the addition of a third casino in April 1995. Additionally, construction activity during fiscal
1997 relating to road access and parking negatively impacted customer access to the casino.

  The increase in revenues from the Biloxi property was primarily attributable to a full year of gaming operations aboard "The Biloxi Barge", which was placed in service on June 30, 1995. This barge has provided the Company with increased casino square footage, more slot machines and more table games than the previous facility. In addition, "The Biloxi Barge" features a full service 250-seat dining facility, not available in the previous casino.

  During both years, operating revenues from the Company's St. Louis operations were adversely affected by high water and flooding conditions on the Mississippi River. High water and flooding conditions adversely affected parking availability for casino patrons and caused the Company to close its gaming operations in both years. However, business interruption insurance proceeds of $2.8 million were included in St. Louis's fiscal 1996 operating revenues with no comparable proceeds in fiscal 1997.

  The Company's revenues from food and beverage, hotel, retail and other nongaming activities (net of promotional allowances) decreased to $16.1 million during fiscal 1997, from $18.1 million in fiscal 1996, a decrease of $2.0 million or 11.0%. This decrease was primarily attributable to the inclusion of $3.3 million of business interruption and other insurance proceeds during fiscal 1996 offset by an increase of $0.6 million from the charter of certain vessels and an increase in the Biloxi operation's food and beverage revenue as the result of a full year of expanded food service discussed above.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $100.8 million during fiscal 1997, compared to $100.9 million in fiscal 1996, a decrease of $0.1 million. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 59.0% during fiscal 1997 from 57.8% in fiscal 1996. This decrease in gaming margin was attributable to the decrease in gaming revenues at the Davenport and St. Louis operations and their related contributions towards the fixed portion of gaming costs.

  The Company's consolidated selling, general and administrative expenses were $51.8 million during fiscal 1997, compared to $56.7 million in fiscal 1996, a decrease of $4.9 million or 8.6%. Such decrease was primarily attributable to a decrease in corporate overhead and development costs, offset by three and a half months of additional lease payments during fiscal 1997 for "The Biloxi
Barge", which commenced in June 1995. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 27.7% during fiscal 1997 from 29.4% in fiscal 1996.

  During fiscal 1997, the Company recognized a net gain on the sale and disposal of assets of $1.5 million. This gain was primarily related to the exercise of a purchase option by the charterer of the Company's casino vessel, the "Diamond Jo." During fiscal 1996, the Company recognized a net loss on the disposal of assets of $0.4 million, primarily due to the sale of non-income producing gaming equipment.

  During fiscal 1997, the Company recognized an impairment of long-lived assets of $0.7 million primarily related to assets being refurbished for use with the implementation of a proposed second vessel in St. Louis. See "Fiscal
1996 Compared to Fiscal 1995 -- Significant Charges Against Income" for discussion of fiscal 1996 impairments of long-lived assets.



  Depreciation and amortization expenses were $15.3 million during fiscal
1997, compared to $16.5 million in fiscal 1996, a decrease of $1.2 million or 7.2%. This decrease was primarily attributable to the sale of various assets partially offset by the additional depreciation expense related to placing the "Majestic Star" in service at the beginning of its charter in May 1996.

  The Company incurred a $1.2 million loss in unconsolidated entities during fiscal 1996, primarily related to the write-off of the Company's Gary, Indiana investment. There was no comparable expense in during fiscal 1997.

  During fiscal 1997, the Company incurred pre-opening costs of $0.3 million related to the application and proposed implementation of a second vessel in St. Louis.

  Operating income (loss). As a result of the items discussed above, the Company had operating income of $3.8 during fiscal 1997, compared to an operating loss of $21.5 million during fiscal 1996.

  Interest expense, net. The Company incurred net interest expense of $13.7 million during fiscal 1997, compared to $14.7 million in fiscal 1996, a decrease of $1.0 million or 6.8%. Such decrease was primarily attributable to the early extinguishment of various debt instruments in fiscal 1996.

  During fiscal 1997, the Company recognized a $1.4 million tax benefit as the result of a state income tax refund. During fiscal 1996, the Company recognized a $21.9 million tax charge to income as the result of the income tax valuation allowance discussed in "Fiscal 1996 Compared to Fiscal 1995-
Significant Charges Against Income".

  Net loss. As a result of the items discussed above, the Company incurred a net loss of $8.8 million during fiscal 1997, compared to a net loss of $58.2 million in fiscal 1996.

Fiscal 1996 Compared to Fiscal 1995

Significant Charges Against Income

  The financial results for fiscal year 1996 were negatively impacted by significant charges against income of $24.8 million for impairment of long-lived assets and $21.9 million for income tax expense, as discussed below.

Impairment of Long-Lived Assets

  The 1996 charge of $24.8 million included the following:

  -An $11.0 million charge against earnings related to the write-down of two vessels, specifically $7.0 million and $4.0 million on the "Majestic Star" and "The President Casino-IV," respectively.

  As a result of the occurrence of certain events during fiscal 1996, the Company transferred its interest, including all financial and other obligations related thereto, in its Gary, Indiana joint venture (the "Gary
Joint Venture") to Barden Development, Inc. ("Barden") and revised its estimate of the net realizable value of certain of its other assets. On June
30, 1995, the Indiana Gaming Commission approved the transfer of the Company's interest in the Gary Joint Venture. As a result of the Company's decision to withdraw from Gary, Indiana, the resulting uncertainty as to the future use of the "Majestic Star" and the then current market conditions, the Company wrote-off its $1.1 million investment in its Gary, Indiana subsidiary (included in equity loss in unconsolidated entity) and reduced the carrying value of the "Majestic Star" by $7.0 million to its estimated market value. The Company was in negotiation to sell "The President Casino-IV" and based on such negotiations, the Company wrote down the value of "The President Casino-IV" by $4.0 million.

  -An $11.0 million charge against earnings in the fourth quarter to write-off the accumulated costs incurred in connection with an agreement that provided the Company the option to either enter into a long-term lease or purchase certain property in Philadelphia, Pennsylvania. Management deemed the charge appropriate based on the likelihood that the option would not be exercised within the time period set forth in the option agreement or before the timely passage of riverboat gaming legislation in Pennsylvania.

  -A $2.8 million charge against earnings for various write-downs including write-downs of other vessels, investments and various gaming and nongaming equipment not in use.

  During the fourth quarter of fiscal 1995 the Company wrote-down $5.0 million of long-lived assets which consisted of the following: 1) $2.3 million for certain non-gaming cruise boats and barges that were not used in operations or planned to be used in future developments; 2) $1.2 million for an office building and related machinery and equipment for the Davenport operations which the Company offered to the City of Davenport in connection with an agreement to establish a mutually acceptable development plan which would satisfy the Company's development commitment (see Note 11 to Consolidated
Financial Statements); and 3) $1.5 million for a barge, based upon the discounted cash flows under a lease agreement with a non-affiliated gaming company.

Income Taxes

  Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for
Income Taxes," requires the recognition of deferred tax assets related to certain temporary differences between the Company's tax and accounting records and net operating loss carryforwards to the extent that realization of such benefit is "more likely than not." In fiscal year 1995, management believed that the Company would return to profitability and that it was more likely than not that the Company would be able to generate sufficient taxable income to recognize fully these assets over the carryforward period. This belief was based upon the Company's history of prior earnings, the fact that the 1995 losses suffered by the Company were attributable, in large part, to certain unprofitable operations which were terminated and recent regulatory changes which enhanced the Company's earnings prospects.  The Company's fiscal year
1995 losses were attributable in large part to operating losses incurred by the Company's St. Louis gaming operations, the extraordinary loss recognized by the Company as a result of the exchange of its Senior Subordinated Notes and investment losses associated with both the Company's Tunica operations and its Massena project. Moreover, regulatory changes in both Missouri (allowing the utilization of "games of chance", including slot machines, at the Company's St. Louis gaming operations) and in Iowa (eliminating the per passenger loss and per bet limitations and permitting the Company to operate primarily dockside) enhanced the Company's prospects of generating earnings.

  In early fiscal 1996, the Company continued its strategic focus on existing income-generating properties and in connection with this strategy directed investments to existing properties while pursuing efforts to find alternative uses for existing non-income producing assets either through lease or sale.
In furtherance of this strategy, the Company decided not to pursue the joint venture in Gary, Indiana. Efforts by the Company to return to profitability in 1996, though enhanced by the aforementioned regulatory changes in Iowa and Missouri, were hampered by flooding in Missouri and increased competition in all of the Company's jurisdictions. Disruptions in Biloxi from the changes in completing the switch to "The Biloxi Barge" (eventually fully completed in December) and in Iowa for the mandatory Coast Guard hull inspection further impacted 1996 profitability. In the fourth quarter of 1996, additional write offs related to the Company's lease option on property in Philadelphia and other vessels and gaming equipment were incurred. Furthermore, the Company incurred further losses in the fourth quarter from its core operations. Given the current level of operations, the increased competition and the overall uncertainty as to the Company's ability to return to profitability, management believed that the deferred tax benefits do not continue to satisfy the recognition requirements of SFAS No. 109. Accordingly, based on the uncertainty regarding the Company's ability to generate future taxable income, the Company established a valuation allowance of $36.3 million for the deferred tax asset resulting in net income tax expense of $21.9 million in fiscal year 1996.

  Operating revenues. The Company generated consolidated operating revenues of $192.7 million during fiscal 1996 compared to $160.3 million in fiscal
1995, an increase of $32.4 million or 20.2%. This increase was attributable to an increase in operating revenues generated by the Company's St. Louis operations. Fiscal year 1996 included full scale gaming operations for the entire year. St. Louis began gaming operations in May 1994 but was limited to "games of skill" until December 1994 when "games of chance" (slot machines) were added. Also, during fiscal 1996, operating revenues in St. Louis were adversely affected by flood conditions on the Mississippi River. These flood conditions caused the Company to suspend its gaming operations for a 41-day period from May 10 to June 20. The Company's business interruption insurance policy provided the Company with $2.8 million of proceeds for the period operations were impaired, which proceeds are included in St. Louis' operating revenues.

  The increase in operating revenues generated by St. Louis gaming operations was offset, in part, by the decrease in operating revenues from the Company's
Biloxi gaming operations.  Revenues were down the first four months of fiscal
1996 versus 1995 in Biloxi due to increased competition in the market and the fact that the new competition has newer and larger casinos and are able to offer casino guests more amenities. To offset this competitive disadvantage, "The Biloxi Barge" was placed in service on June 30, 1995, however, it was not fully renovated until December 1995. This provided the Company with the sixth largest casino on the Mississippi Gulf Coast, increased casino square footage and provided more slot machines and more table games. In addition, "The
Biloxi Barge" features a full service 250-seat dining facility, not available in the previous casino. Revenues for the eight months subsequent to opening
"The Biloxi Barge" trended slightly above the prior year, but were not sufficient to offset the increased cost related to "The Biloxi Barge" lease.

  Revenues for Davenport during fiscal year 1996 were flat as compared to the previous year. Revenues in early fiscal 1996 (March and April) were significantly higher than the previous comparable period due to the fact that until May, 1994, Iowa gaming laws included passenger-bet and loss limitations and did not allow for continuous access due to cruising requirements.
Revenues during fiscal year 1996 were negatively impacted as compared to fiscal year 1995 due to increased competition when a new casino commenced operations in late April 1995 in Bettendorf, Iowa, five miles from the Davenport operations. Also, 1996 revenues were negatively impacted from November 13, 1995 through year end while "The President" was undergoing its Coast Guard mandated five-year hull inspection and was replaced with a much smaller vessel.

  The Company's revenues from food and beverage, hotel, retail and other nongaming activities (net of promotional allowances) increased to $18.1 million during fiscal 1996, from $12.1 million in fiscal 1995, an increase of $6.0 million or 49.6%. This increase was primarily attributable to the inclusion of $3.3 million of business interruption and other insurance proceeds and $3.3 million of fees from the charter of certain vessels.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $100.9 million during fiscal 1996, compared to $83.9 million in fiscal 1995, an increase of $17.0 million or 20.3%. This increase was primarily attributable to increased operating costs associated with the Company's St. Louis gaming operations and additional gaming taxes incurred by the Company as a result of increased revenues. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 57.8% during fiscal 1996 from 56.6% in fiscal 1995. This increase was primarily attributable to low operating margins experienced by the Company's
St. Louis gaming operations, which operations were adversely affected by the flooding in May and June of 1995.

  The Company's consolidated selling, general and administrative expenses were $56.7 million during fiscal 1996, compared to $48.4 million in fiscal 1995, an increase of $8.3 million or 17.1%. This increase was primarily attributable to increased marketing and promotion costs in Davenport, increased lease costs associated with the new Biloxi facility and the inclusion of a full year of gaming operations in St. Louis during fiscal 1996. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 29.4% during fiscal 1996 from 30.2% in fiscal 1995.

  Depreciation and amortization expenses were $16.5 million during fiscal
1996, compared to $12.7 million in fiscal 1995, an increase of $3.8 million or 29.9%. This increase was primarily attributable to depreciation expense related to "The Admiral", gaming equipment thereon and additions relating to the new Biloxi casino. The Company did not incur any depreciation related to slot machines in St. Louis until their placement on "The Admiral" in December
1994.

  The Company incurred no pre-opening expenses during fiscal 1996, compared to $3.2 million in fiscal 1995, which expenses related primarily to the opening of the Company's St. Louis gaming operations in May 1994.

  The Company incurred a $1.2 million loss in unconsolidated entities during fiscal 1996, primarily related to the write-off of the Company's Gary, Indiana investment. The Company incurred a $6.8 million loss in unconsolidated entities during fiscal 1995, primarily related to the Company's Tunica operations, which operations were terminated in such period, and its investment in Massena, New York.

  Operating loss. As a result of the items discussed above, the Company had an operating loss of $21.5 million during fiscal 1996, compared to $13.2 million during fiscal 1995.

  Interest expense, net. The Company incurred net interest expense of $14.7 million during fiscal 1996, compared to $8.7 million in fiscal 1995, an increase of $6.0 million or 69.0%. This increase was attributable, in large part, to the capitalization of $5.4 million of interest in fiscal 1995. No interest was capitalized by the Company during fiscal 1996.

  Extraordinary loss on the exchange of Senior Subordinated Notes.  In fiscal
1995, the Company recognized a $4.1 million extraordinary loss, net of income taxes, in connection with the exchange of its then outstanding 11.75% Senior
Subordinated Notes due 2001 for its currently outstanding 13% Senior Notes due
2001 ("Senior Notes") and certain other consideration. The Company had no such costs during fiscal 1996.

  Net loss. As a result of the items discussed above, the Company incurred a net loss of $58.2 million during fiscal 1996, compared to a net loss of $20.2 million in fiscal 1995.

Liquidity and Capital Resources.

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $9.0 million of cash in order to fund daily operations. At February 28, 1997, the Company had approximately $16.7 million in cash and short-term investments in excess of $9.0 million. The
Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and for capital expenditures.
The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned 1998 expenditures or seek other sources of financing. The Company may be limited in its ability to raise additional financing.

  The Company generated cash flow from operating activities of $5.5 million during fiscal 1997, compared to $7.2 million in fiscal 1996.

  The Company experienced a net cash increase from investing activities of $0.9 million during fiscal 1997, compared to $1.5 million in fiscal 1996. The net cash increase from investing activities during fiscal 1997 resulted primarily from the receipt of $14.2 million from the sale of assets offset by $10.6 million of expenditures in property and equipment. Such capital expenditures included $4.3 million in Davenport (including the construction of improved access and parking facilities) and $3.8 million in St. Louis
(including the construction of a new 250-seat capacity buffet and certain other improvements). The net cash increase from investing activities in fiscal 1996 resulted primarily from the receipt of $19.9 million from the sale of assets ($18.0 million from the sale of "The President Casino-IV") offset by $16.8 million of expenditures in property and equipment. Additionally, in 1997, the Company invested $3.4 million to purchase certain lease options in Philadelphia, Pennsylvania.

  The Company expended $1.1 million in connection with financing activities in fiscal 1997, compared to $13.7 million in fiscal 1996. These expenditures consisted of principal payments on capital lease and notes payable obligations. In addition to the scheduled fiscal 1996 debt payments, such payments included the early extinguishment of various debt instruments from the net cash proceeds from the sale of "The President Casino-IV". During fiscal 1997, there were no early extinguishments.

  The Indenture governing the Company's Senior Notes due 2001 (the
"Indenture"), restricts the Company's ability, among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Company has the ability to seek to borrow additional funds of $15.0 million. The Indenture also provides that the Company must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). The Company intends to utilize all of such cash proceeds in accordance with the Indenture. In the event such cash proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par an aggregate principal amount of Senior Notes equal to the amount by which such cash proceeds exceeds $5.0 million. The Company does not believe that the unutilized proceeds will exceed $5.0 million.

  During fiscal 1998, the Company intends to make investments in property, plant and equipment at its current operations approximating $5.0 million. The completion and timing of such investments will be dependant upon cash availability.

  The Company has a $4.2 million outstanding term note payable that is collateralized by a boat and various equipment with a net book value of $8.6 million. Currently the note contains a covenant whereby the Company must maintain a minimum net worth of $20.0 million during fiscal 1998. Management believes that during fiscal 1998 the Company's net worth will fall below
$20,000 and that the loan will be subject to call. However, the fair market value of the vessel is in excess of the outstanding note balance and management believes that the Company will renegotiate the terms, buy down a portion of the note or refinance the loan.

  On May 13, 1997 the Company announced that it has agreed in principal to purchase for approximately $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from BH. The property comprises approximately 260 acres and includes the Broadwater Resort and the Broadwater Tower (two hotels with over 500 rooms), the 138-slip Broadwater
Marina, and the adjacent 18-hole Sun Golf Course. The Broadwater Marina is currently the site of the Company's casino operations in Biloxi and is leased by the Company from BH under a long-term lease agreement. BH is wholly-owned by John E. Connelly, the Chairman and principal stockholder of the Company.
The purchase is subject to finalization of financing and various other details related to the transition.

  The Company anticipates investing $5.0 million in President Broadwater
Hotel, LLC, which would own the Broadwater properties. The $5.0 million investment would consist of $3.0 million in cash from the Company and $2.0 million in the form of a reduction of debt owed to the Company by BH. This entity would finance the purchase with $30.0 million of outside financing and $10.0 million of purchase money preferred equity from BH. Such financing would be non-recourse to the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Not applicable.

Item 8.  Financial Statements and Supplementary Data.

  Reference is made to the Index to Financial Statements and Schedules on Page
F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

  Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers Registrant

  Information regarding the directors of the Company is contained in "Security
Ownership of Certain Beneficial Owners and Management" and "Election of
Directors" included in the Company's Proxy Statement for the 1997 Annual
Meeting of Stockholders, which information is incorporated herein by reference.

  Information regarding executive officers of the Company is contained in Part
I hereof under the caption "Executive Officers of the Company."

Item 11.  Executive Compensation

  Information regarding executive compensation is contained in "Compensation of Executive Officers" included in the Company's Proxy Statement for the 1997
Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Information regarding security ownership of certain beneficial owners and management is contained in "Security Ownership of Certain Beneficial Owners and Management" included in the Company's Proxy Statement for the 1997 Annual
Meeting of Stockholders, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

  Information regarding certain relationships and related transactions is contained in "Certain Transactions" included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Financial Statements.

           See the Index to Financial Statements and Schedules on page F-1.

    2.     Financial Statement Schedules.

           See the Index to Financial Statements and Schedules on page F-1.

    3.     Exhibits.

           See Exhibit Index on page F-68.

(b)        Reports on Form 8-K.

           None.


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENT CASINOS, INC.

By:     /s/ James A. Zweifel
    ---------------------------
    Name:   James A. Zweifel
    Title:  Vice President and Chief Financial Officer

    Date:   May 28, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 28th day of May, 1997 by the following persons on behalf of the registrant in the capacities indicated.

Signature                           Capacity
---------                           --------
  /s/ John E. Connelly              President, Chief Executive Officer,
--------------------------          Chairman and Director
John E. Connelly

  /s/ John S. Aylsworth             Executive Vice President,
--------------------------          Chief Operating Officer and Director
John S. Aylsworth

  /s/ Karl G. Andren                Director
 --------------------------
Karl G. Andren

  /s/ Royal P. Walker, Jr.          Director
 --------------------------
Royal P. Walker, Jr.

  /s/ Terrence L. Wirginis          Vice President and Director
--------------------------
Terrence L. Wirginis

  /s/ James A. Zweifel              Vice President and Chief Financial Officer
--------------------------
James A. Zweifel


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC.
     Consolidated Financial Statements:
       Independent Auditors' Report ......................................F-1
       Consolidated Balance Sheets as of February 28/29, 1997 and 1996....F-2
       Consolidated Statements of Operations for the Years
         Ended February 28/29, 1997, 1996 and 1995........................F-4
       Consolidated Statements of Stockholders' Equity for the Years
         Ended February 28/29, 1997, 1996 and 1995........................F-6
       Consolidated Statements of Cash Flows for the Years
         Ended February 28/29, 1997, 1996 and 1995........................F-7
       Notes to Consolidated Financial Statements.........................F-9
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts................... F-41
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.
II.  THE CONNELLY GROUP, L.P.
     Financial Statements:
       Independent Auditors' Report.......................................F-42
       Balance Sheets as of February 28/29, 1997 and 1996.................F-43
       Statements of Operations for the Years
         Ended February 28/29, 1997, 1996 and 1995........................F-45
       Statements of Partners' Preferred Redeemable Capital and
         General Capital (Deficiency) for the Years
         Ended February 28/29, 1997, 1996 and 1995........................F-46
       Statements of Cash Flows for the Years
         Ended February 28/29, 1997, 1996 and 1995........................F-47
       Notes to Financial Statements......................................F-49
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts....................F-590
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.
III. PRC HOLDINGS CORPORATION
     Financial Statements:
       Independent Auditors' Report.......................................F-60
       Balance Sheets as of February 28/29, 1997 and 1996.................F-61
       Statements of Operations for the Years
         Ended February 28/29, 1997, 1996 and 1995........................F-62
       Statements of Stockholder's Equity for the Years
         Ended February 28/29, 1997, 1996 and 1995........................F-63
       Statements of Cash Flows for the Years
         Ended February 28/29, 1997, 1996 and 1995........................F-64
       Notes to Financial Statements......................................F-65
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts....................F-67
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.

INDEPENDENT AUDITORS' REPORT


President Casinos, Inc.:


We have audited the accompanying consolidated balance sheets of President
Casinos, Inc. and affiliates as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of President Casinos, Inc. and affiliates as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------



May 13, 1997


                           PRESIDENT CASINOS, INC.
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                        Feb. 28,   Feb. 29,
                                              Notes       1997       1996
                                              -----     --------   --------
ASSETS

Current Assets:
  Cash and cash equivalents......................      $ 25,115   $ 19,756
  Short-term investments.........................           600      1,008
  Receivables, net of allowance for doubtful
    accounts of $393 and $423 as of February
    28/29, 1997 and 1996, respectively...........           982      1,943
  Receivables from related parties...............         2,022         31
  Inventories....................................         1,623      1,233
  Prepaid expenses and other current assets......         4,527      3,146
                                                       ---------  ---------
      Total current assets.......................        34,869     27,117
                                                       ---------  ---------
Property and Equipment, net..............3,6,7,13       117,163    135,630
                                                       ---------  ---------
Other Assets:
  Deferred financing costs.......................         2,040      2,858
  Notes receivable from related party..........13           --       2,000
  Lease options.................................5         1,325        --
  Other assets...................................           507        419
                                                       ---------  ---------
      Total other assets.........................         3,872      5,277
                                                       ---------  ---------
                                                       $155,904   $168,024
                                                       =========  =========


                                  (Continued)

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)
                                  (Continued)

                                                        Feb. 28,   Feb. 29,
                                              Notes       1997       1996
                                              -----     --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt........6,7       $  1,772   $  1,769
  Accounts payable...............................          2,414      3,981
  Income taxes payable..........................8            --         183
  Accrued payroll and benefits...................          7,156      6,349
  Other accrued expenses........................9         15,664     17,018
  Due to related parties........................4             50        103
                                                        ---------  ---------
      Total current liabilities..................         27,056     29,403
                                                        ---------  ---------
Long-Term Liabilities:
  Notes payable and capital lease obligations.6,7        104,862    105,677
  Other liabilities..............................            --         405
                                                        ---------  ---------
      Total long-term liabilities................        104,862    106,082
                                                        ---------  ---------
      Total liabilities..........................        131,918    135,485
                                                        ---------  ---------
Commitments and Contingent Liabilities..4,7,10,11            --         --

Minority Interest................................            265        33

Stockholders' Equity:
  Preferred Stock, $.01 par value per share;
    10,000,000 shares authorized; none
    issued and outstanding.......................            --         --
  Common Stock, $.01 par value per share;
     100,000,000 shares authorized; 30,194,700
     shares issued and outstanding...............            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................        (78,310)   (69,525)
                                                        ---------  ---------
      Total stockholders' equity.................         23,721     32,506
                                                        ---------  ---------
                                                        $155,904   $168,024
                                                        =========  =========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                  Years Ended February 28/29,
                                        Notes     1997       1996       1995
                                        -----    ------     ------     ------
OPERATING REVENUES:
Gaming and gaming cruise...................    $170,910   $174,567   $148,286
Food and beverage..........................      19,691     17,217     14,988
Hotel, retail and other....................       8,797     11,157      5,917
Less promotional allowances................     (12,371)   (10,256)    (8,841)
                                               ---------  ---------  ---------
  Total operating revenues.................     187,027    192,685    160,350
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...................     100,847    100,903     83,924
Food and beverage..........................      13,194     11,830     10,154
Hotel, retail and other....................       2,482      2,211      3,392
Selling, general and administrative........      51,819     56,312     48,408
Depreciation and amortization..............      15,324     16,470     12,708
Pre-opening expenses.......................         328        --       3,207
Impairment of long-lived assets...........3         728     24,848      4,974
(Gain) loss on sale of
   property and equipment..................      (1,479)       408          8
                                               ---------  ---------  ---------
  Total operating costs and expenses.......     183,243    212,982    166,775
                                               ---------  ---------  ---------
OPERATING INCOME (LOSS) BEFORE EQUITY
  LOSS IN UNCONSOLIDATED ENTITIES..........       3,784    (20,297)    (6,425)
Equity loss in unconsolidated entities....4         --       1,174      6,799
                                               ---------  ---------  ---------
OPERATING INCOME (LOSS)....................    $  3,784   $(21,471)  $(13,224)
                                               ---------  ---------  ---------

                                    (Continued)

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Continued)

                                                  Years Ended February 28/29,
                                        Notes     1997       1996       1995
                                        -----    ------     ------     ------
OTHER INCOME (EXPENSE):
Interest income (related party interest
  income of $260, $135 and $4 for the
  years ended February 28/29, 1997,
  1996 and 1995, respectively)...........13    $  1,159   $  1,170   $  1,452
Interest expense...........................     (14,863)   (15,908)   (10,186)
                                               ---------  ---------  ---------
Total other expense........................     (13,704)   (14,738)    (8,734)
                                               ---------  ---------  ---------
LOSS BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEM..........      (9,920)   (36,209)   (21,958)
Income tax expense (benefit)..............8      (1,367)    21,908     (5,779)
Minority interest..........................         232         33        --
                                               ---------  ---------  ---------
LOSS BEFORE EXTRAORDINARY ITEM.............      (8,785)   (58,150)   (16,179)
Extraordinary loss on exchange of
  subordinated notes, net of income
  tax benefit of $2,182...................6         --         --      (4,053)
                                               ---------  ---------  ---------
NET LOSS...................................    $ (8,785)  $(58,150)  $(20,232)
                                               =========  =========  =========
LOSS PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Loss before extraordinary item...........     $ (0.29)   $ (1.93)   $ (0.54)
  Extraordinary loss on exchange of
    subordinated notes....................6         --         --       (0.13)
                                                --------   --------   --------
  Net loss.................................     $ (0.29)   $ (1.93)   $ (0.67)
                                                ========   ========   ========
Weighted average common
  and common equivalent shares
  outstanding...............................     30,195     30,195     30,195
                                                 ======     ======     ======

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)

                                                          Retained
                                              Additional  Earnings
                                     Common     Paid-In (Accumulated
                               Notes  Stock     Capital    Deficit)    Total
                               -----  -----     -------    --------    -----
Years Ended February 28/29,
  1995, 1996 and 1997:

Balance as of February 28, 1994...  $    302   $ 99,765   $  8,857   $108,924

Issuance of Senior Notes with
  883,000 warrants to purchase
  Common Stock...................6       --       1,964        --       1,964
Net loss..........................       --         --     (20,232)   (20,232)
                                    ---------  ---------  ---------  ---------
Balance as of February 28, 1995...       302    101,729    (11,375)    90,656
Net loss..........................       --         --     (58,150)   (58,150)
                                    ---------  ---------  ---------  ---------
Balance as of February 29, 1996...       302    101,729    (69,525)    32,506
Net loss..........................       --         --      (8,785)    (8,785)
                                    ---------  ---------  ---------  ---------
Balance as of February 28, 1997...  $    302   $101,729   $(78,310)  $ 23,721
                                    =========  =========  =========  =========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                Years Ended February 28/29,
                                       Notes   1997        1996        1995
                                      ------- ------      ------      ------
Cash flows from operating activities:
Net loss..................................   $ (8,785)   $(58,150)   $(20,232)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Extraordinary loss on exchange of
      subordinated notes..................        --          --        4,053
    Impairment of long-lived assets.......        728      24,848       4,974
    Depreciation and amortization.........     15,324      16,470      12,708
    Deferred income tax expense (benefit).        --       21,908      (6,267)
    Amortization of deferred financing
      costs and discount..................      1,091       1,149       1,068
    Amortization of lease options.........        320         --          --
    Equity loss in unconsolidated
      entities............................        --        1,174       6,799
    Minority interest.....................        232          33         --
    Other items...........................     (1,479)        408         329
    Net change in working
      capital accounts..................14     (1,469)       (312)      6,021
    Net change in long-term accounts....14       (415)       (338)         33
                                             ---------   ---------   ---------
      Net cash provided by
        operating activities..............   $  5,547    $  7,190    $  9,486
                                             ---------   ---------   ---------

                                    (Continued)

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Continued)

                                                Years Ended February 28/29,
                                       Notes   1997        1996        1995
                                      ------- ------      ------      ------
Cash flows from investing activities:
  Expenditures for property and
    equipment.............................  $(10,582)   $(16,810)   $(27,024)
  Proceeds from the sale of equipment.....    14,245      19,907       2,189
  Investment in/advances to
    unconsolidated entities...............        --        (179)     (3,791)
  Investment in lease options.............    (3,368)       (197)       (226)
  Loan to related party...................        --      (1,000)     (1,000)
  Purchase of short-term investments......        --        (208)       (800)
  Maturity of short-term investments......       408          --          --
  Other...................................       231          --          --
                                            ---------   ---------   ---------
       Net cash provided by (used in)
         investing activities.............       934       1,513     (30,652)
                                            ---------   ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable..............      (400)    (12,476)     (4,907)
  Payment of deferred financing costs.....        --          --      (4,571)
  Payments on capital lease obligations...      (722)     (1,186)       (301)
                                            ---------   ---------   ---------
      Net cash used in
        financing activities..............    (1,122)    (13,662)     (9,779)
                                            ---------   ---------   ---------
Net increase (decrease) in cash
  and cash equivalents....................     5,359      (4,959)    (30,945)
Cash and cash equivalents
  at beginning of year....................    19,756      24,715      55,660
                                            ---------   ---------   ---------
Cash and cash equivalents at
  end of year.............................  $ 25,115    $ 19,756    $ 24,715
                                            =========   =========   =========

See Notes to Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Dollars in thousands, except per share data and unless otherwise stated)

1.  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries and a 95% owned limited partnership (collectively, the "Company" or "PCI"). All material intercompany balances and transactions have been eliminated.

  PCI develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts riverboat and/or dockside gaming operations in Davenport, Iowa; in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") and in St. Louis near the base of the Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Davenport operations are managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC-Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Company also operates two nongaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its riverboat operations. Because of the integrated nature of these operations, the Company is considered to be engaged in one industry segment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cash and Cash Equivalents -- Cash and cash equivalents include highly liquid investments with original maturities of ninety days or less.

  Short-term Investments -- The Company invests in certificates of deposit and other short-term investments with original maturities greater than ninety days. Short-term investments are stated at cost, which approximates market.

  Inventories -- Inventories, consisting principally of food, beverages and operating supplies, are stated at the lower of first-in, first-out cost or market.

  Property and Equipment -- Property and equipment are recorded at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Repairs and maintenance are expensed as incurred. Improvements are capitalized. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

         Buildings and improvements           10-40 years
         Riverboats, barges and improvements   9-20 years
         Leasehold improvements                4-20 years
         Furnishings and equipment             5-10 years

  Interest incurred during the construction period on major projects is capitalized as part of the related asset's cost. Total interest incurred during the years ended February 28/29, 1997, 1996 and 1995 was $14,863, $15,908 and $15,606 of which $5,419 was capitalized in 1995.

  Deferred Financing Costs -- Costs associated with the issuance of debt have been deferred and are being amortized over the life of the related indebtedness using the effective interest method.

  Gaming Revenue -- In accordance with industry practice, the Company recognizes gaming revenue as the net win from gaming activities, which is the difference between gaming wins and losses.

  Indirect Expenses -- Certain indirect expenses of operating departments such as selling, general and administrative, depreciation and amortization and management fees are shown separately in the accompanying statements of operations and are not allocated to departmental operating costs and expenses.

  Promotional Allowances -- Food, beverage, admissions and other items furnished without charge to customers are included in gross revenues at a value which approximates retail value and then deducted as complimentary services to arrive at total operating revenues. The cost of such complimentary services is charged to gaming and gaming cruise expense. Such estimated costs of providing complimentary services for the years ended February 28/29, 1997, 1996 and 1995 are as follows:

                                     1997      1996       1995
                                    ------    ------     ------
              Food and beverage    $ 4,557   $ 3,574    $ 2,768
              Admissions tax           --        --         140
              Other                    194       270        171
                                   --------  --------   --------
                                   $ 4,751   $ 3,844    $ 3,079
                                   ========  ========   ========

  Pre-Opening Expenses -- All pre-opening expenses directly related to gaming operations of wholly-owned subsidiaries are expensed as incurred.

  Self-Insurance -- The Company is partially self-insured for both employee and third party liability costs. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not reported.

  Fair Value of Financial Instruments -- The Company calculates the fair value of financial instruments and includes this additional information in the Notes to the Consolidated Financial Statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses valuation methodologies which take into account the present value of estimated future cash flows to determine fair value.

  Use of Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Loss Per Share Information -- Loss per share information is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalent shares from dilutive stock options from date of grant, using the treasury stock method, and the greater of the closing stock price per share for the period or the average stock price per share during the period. Earnings (loss) per common share assuming full dilution is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalents from all dilutive stock options from date of grant using the treasury stock method and the stock price per share at period end. The Financial Accounting Standards board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("EPS") which is to be implemented by companies whose fiscal year ends after December 15, 1997. This statement introduces a new method for computing and presenting EPS, basic EPS, which simplifies previous computational requirements under Accounting Principles Board Opinion No. 15. Management does not believe the adoption of this accounting standard will have a material impact on the Company's reported earnings per share.

  Recoverability of Long-Lived Assets to be Held and Used in the Business -- The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses or a change in the Company's intended use of the asset to be primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets (the "Asset"). The Company deems the Asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the Asset, including disposal value if any, is less than its carrying amount. If the Asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Asset exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

  Reclassifications -- Certain amounts for fiscal 1996 and 1995 have been reclassified to conform with fiscal 1997 financial statement presentations.

3.  PROPERTY AND EQUIPMENT

  Property and equipment as of February 28/29, 1997 and 1996, are summarized as follows:

                                                    1997        1996
                                                   ------      ------
      Owned property:
        Land..................................   $    650    $    650
        Buildings and improvements............      5,757       5,477
        Riverboats, barges and improvements...     69,846      65,780
        Leasehold improvements................     11,555       9,492
        Furnishings and equipment.............     44,200      42,114
        Property leased to third parties......     22,798      42,183
        Property held for development or sale.      2,696       2,414
        Construction in progress..............      2,645       3,437
                                                 ---------   ---------
                                                  160,147     171,547
          Accumulated depreciation
            and amortization..................    (44,597)    (38,333)
                                                 ---------   ---------
                                                  115,550     133,214
                                                 ---------   ---------
       Property under capital leases..........      2,867       3,208
          Accumulated amortization............     (1,254)       (792)
                                                 ---------   ---------
                                                    1,613       2,416
                                                 ---------   ---------
            Property and equipment, net.......   $117,163    $135,630
                                                 =========   =========

  During fiscal 1996, the Company entered into an agreement to charter the "Diamond Jo" (formerly "The President Casino-Missouri") to an unrelated third party for a two-year period beginning September 1995. The Company received an initial non-refundable deposit of $500 which was being amortized over the term of the agreement. Charter revenue of $1,730 and $1,949 for fiscal 1997 and 1996, respectively, is included in "Operating Revenue-Hotel, Retail and Other". The terms of the agreement provided the third party an option to purchase the vessel at any time throughout the charter period. During July 1996, the Company sold the "Diamond Jo" under the terms of the charter agreement for an aggregate purchase price of $11,355. The Company recognized a gain of $999 as a result of this transaction.

  During fiscal 1995, the Company leased a restaurant barge to an unrelated third party for a two-year period commencing in October 1994. Charter revenue of $900, $1,342 and $465, for fiscal 1997, 1996 and 1995, respectively, is included in "Operating Revenue-Hotel, Retail and Other". Upon expiration of the charter agreement, the Company sold the barge for an aggregate purchase price of $2,503 to an unrelated third party and recognized a gain of $392 as a result of the transaction.

  During fiscal 1997, the Company recognized an impairment of long-lived assets of $728 primarily related to assets being refurbished for use with the implementation of a proposed second vessel in St. Louis. Based on regulatory and economic factors, the Company subsequently determined a second vessel was not justified in St. Louis at this time.

  During fiscal 1996, the Company wrote-down the carrying value of "The President Casino-IV" by $4,000 to its net realizable value. The vessel and certain nongaming equipment were subsequently sold for an aggregate purchase price of $18,000. No additional material gain or loss was recognized as a result of this sale. Additionally, as a result of the Company's decision to withdraw from Gary, Indiana and the resulting uncertainty regarding the future use of "The Majestic Star" (see Note 4), the Company reduced the carrying value of "The Majestic Star" by $7,000 to its estimated fair value.

  During fiscal 1996, the Company wrote-down long-lived assets of $2,490 exclusive of the $11,000 discussed above, consisting of the following: (i) $1,496 for a nongaming cruise boat and barges based on current market conditions and the uncertainty of future use in operations; (ii) $713 of gaming equipment and related accessories not currently utilized by the Company, based on current market prices; (iii) $199 of various computer software and hardware which has been abandoned or will be abandoned in the near foreseeable future; and, (iv) $82 for various other property.

  During fiscal 1995, based upon regulatory, political and market conditions, the Company made a strategic decision to focus on its existing income-generating properties and to be more selective in pursuing gaming opportunities in new jurisdictions. In connection with this strategy, the Company conducted an evaluation of the estimated net realizable value of its assets based upon their intended future use and, as a result, made a decision to write-down $4,974. The long-lived assets and the respective write-downs consisted of: i) $2,263 for certain non-gaming cruise boats and barges that were not used in operations or planned to be used in future developments; ii) $1,201 for an office building and related machinery and equipment for the Davenport operations which the Company had offered to the City of Davenport in connection with an agreement satisfying the Company's development commitment; and, iii) $1,510 for a barge, based upon the discounted cash flows under a lease agreement with an unrelated third party.

4.  INVESTMENT IN UNCONSOLIDATED ENTITIES

  Gary Project

  In December 1994, a joint venture (the "Gary Joint Venture") between a wholly-owned subsidiary of the Company and Barden Development, Inc. ("Barden") received one of two conditional certificates of suitability awarded by the Indiana Gaming Commission. The certificate of suitability was conditioned upon the joint venture's satisfaction of certain development and other commitments to the City of Gary aggregating approximately $116,000. As a result of the occurrence of a number of events and as part of the Company's continuing strategy to concentrate its resources and capital on its existing operations, the Company re-examined its participation in the Gary Joint Venture. On June 30, 1995, the Company entered into a series of agreements with Barden pursuant to which the Company transferred its interest, including all financial and other obligations related thereto, in the Gary Joint Venture to Barden. The Indiana Gaming Commission approved the transfer of the Company's interest in the Gary Joint Venture at that time.

  Pursuant to these agreements, on August 15, 1995, the Company entered into a charter agreement with Barden to lease the "Majestic Star", without gaming equipment, for a five-year term (which term is cancelable at any time by Barden upon 180 days advance written notice) at an annual rental fee of $1,500 for the first two years and for fair market value thereafter. The charter began in May 1996 and is anticipated to end in fall of 1997.

  As a result of the Company's decision to withdraw from Gary, Indiana, the Company wrote-off its $1,145 investment in the Gary Joint Venture in fiscal 1996.

  Massena, New York Project

  In October 1993, the Company entered into a joint venture with an unrelated third party to manage one of the land based gaming casinos to be owned by the Mohawk Indian Tribe (the "Tribe") on its reservation near Massena, New York. Massena is located approximately 50 miles from Montreal, Canada. The Company, through a wholly-owned subsidiary, owns a 50% interest in the joint venture. The Tribe has entered into a Compact with the State of New York. The Compact has been approved by the Bureau of Indian Affairs and the management agreement was submitted to the National Indian Gaming Commission ("NIGC") for its approval. However, a new chief of the Mohawk Indian Tribe was elected after the execution of the management agreement and the Tribe subsequently notified the NIGC of its desire to withdraw its request for approval of the management agreement in order to provide the members of the Tribe an opportunity to review the agreement. Due to the uncertainty with respect to this transaction and the Company's ability to recover its costs, the Company wrote-off its $4,106 investment in this project in fiscal 1995.

  On December 1, 1995, the joint venture entered into an amended and restated management agreement with the Tribe. This agreement was later amended on April 18, 1996. The management agreement, which is for a term of five years, was submitted to the Bureau of Indian Affairs for approval. Such approval is contingent upon the Company receiving project financing that is acceptable to both the Company and the NIGC. The Tribe may terminate the management agreement at any time prior to the receipt of such approval. There can be no assurance that the joint venture will obtain financing on acceptable terms, if at all, or if such financing is obtained, that the NIGC will approve the management agreement. If the management agreement is approved, the Company will be obligated to contribute an additional $2,300 to the joint venture for use primarily for licensing and related fees and to lend approximately $14,973 to the joint venture for use primarily for the construction and the equipping of a 76,800 square foot gaming facility which the Company expects to initially contain approximately 100 table games and 1,500 bingo seats. Current New York law does not permit slot machines to be utilized at the proposed gaming facility and a federal court has held that the use of video pull tabs is not permitted. The Company, with the consent of the Tribe, may make an additional investment of up to $2,250 if such investment is warranted. Subject to guaranteed minimum monthly payments to the Tribe of $250-$800 and the repayment of the Company's loan, the joint venture will receive 25% of the net revenues generated from the gaming facility, one-half of which will be the Company's share.

  Tunica Project

  During December 1993, the Company, in a joint venture (the "Joint Venture") with Jackpot Enterprises, Inc. ("Jackpot"), opened a dockside gaming operation in Tunica County, Mississippi. The Joint Venture was scheduled to terminate in December 1994. However, on July 8, 1994, the Company and Jackpot terminated the Joint Venture and closed the Tunica gaming facility. The Company's share of the Joint Venture's net loss was $2,698, including termination expenses of $1,742, for the year ended February 28, 1995.

5.  PHILADELPHIA LEASE OPTION

  In December 1993, the Company entered into an agreement for the rights to utilize an 18-acre riverfront site in Philadelphia, Pennsylvania (the "Philadelphia Property") either through entering a long-term lease on the property or, under certain conditions, to purchase the property at its determined fair market value. The Company also acquired an option to lease a City-owned pier which is located on property immediately contiguous to the Philadelphia Property (the "Pier"). The Company believes that the Philadelphia Property is a prime gaming site because it is readily accessible from major highways and will permit adequate parking and room for additional development. The Company entered into the lease option and the option for the pier in anticipation of the legalization of gaming in Pennsylvania. The agreement prohibits the Company from owning or managing any gaming facility in Philadelphia, other than a facility to be located on the Philadelphia Property.

  The lessor of the Philadelphia Property also assigned (the "Assignment") to the Company all of the lessor's rights, title and interest under an option agreement with the City of Philadelphia which provides that the lessor may enter into a 99-year lease of the Pier.

  During fiscal 1996, based upon developments which indicated an uncertainty as to the passage of riverboat gaming legislation in Pennsylvania prior to the expiration of the initial option agreement, the Company wrote-off the accumulated cost of the option of $10,957.

  On May 7, 1996, the Company entered into a separate agreement to secure additional lease rights with respect to the same property. As part of the agreement, the Company paid $2,000 to secure the right to purchase additional options for five separate periods extending from January 1, 1997 through December 31, 1999. The first option was purchased in fiscal 1997 and is for a period of twelve months (beginning January 1, 1997) and each of the four remaining option periods are for six month intervals. Each of the four remaining option periods require the Company to pay $277 per month through the option period. Upon the exercise of any option, the Company would begin a ten-year lease with five (5), five (5) year extensions available. If the Company exercises this option, the Company will be obligated to pay annual rent based upon a combination of fixed minimum payments or a percentage of the Company's "net gaming win" (as defined in the lease agreement), but in no event will such minimum annual rent be less than $3,500. During the option period and the lease period, the Company will be obligated to pay all maintenance costs, taxes and insurance with respect to the property.

  In December 1996, the Company modified and exercised its May 1996 option agreement to secure the above lease rights for the period January 1, 1997 through December 31, 1997. Pursuant to the modified option agreement, the Company remitted $1,200. The modified agreement also calls for additional payments if an authorized state-wide voter referendum on the legalization of full scale riverboat gaming in Philadelphia County, Pennsylvania is placed on the ballot during calendar 1997 or a new gaming company is obtained for the second gaming site at the location. Based on the terms of this agreement, contingent payments will not exceed $2,124.

6.  NOTES PAYABLE

  Notes payable as of  February 28/29, 1997 and 1996, are summarized as follows:
                                                        1997           1996
                                                       ------         ------
  Senior notes, 13%, principal payments due
   annually of $25,000 beginning fiscal 2000
   with a final principal payment of $50,000 in
   fiscal 2002, net of discount of $1,189.........   $ 98,811        $ 98,501
  Line of credit, prime plus .5%, combined
   rate of 8.75% as of February 28, 1997..........      2,251           2,251
  Term note payable, variable interest rate,
   8.94% as of February 28, 1997, principal
   payments due quarterly of $100, with a final
   payment of $2,000 in fiscal 2003...............      4,200           4,600
                                                     ---------       ---------
     Total notes payable..........................    105,262         105,352
       Less current maturities....................       (400)           (400)
                                                     ---------       ---------
        Long-term notes payable...................   $104,862        $104,952
                                                     =========       =========

  On September 23, 1993, the Company completed a private placement of $100,000 of 11.75% (12% effective rate of interest) Senior Subordinated Notes Due 2001 (the "Senior Subordinated Notes") and warrants to purchase 900 thousand shares of Common Stock. The Senior Subordinated Notes were general unsecured obligations of the Company. The Senior Subordinated Notes were also unconditionally guaranteed, jointly and severally on a senior subordinated basis, by all of the Company's wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG was limited in amount (see Note 17). The Senior Subordinated Notes were subordinated in right of payment to all present and future senior debt of the Company. Each warrant entitled the holder thereof to purchase one share of the Company's Common Stock at $26.67 per share, subject to adjustment under certain circumstances, and expired on September 23, 1996.

  The Senior Subordinated Notes contained certain restrictive covenants which, among other things, limited the Company's ability to pay dividends, incur additional indebtedness (exclusive of an unsecured $20,000 revolving credit facility), merge or consolidate with another company and sell or otherwise dispose of a substantial portion of its properties or assets and required the Company to maintain at least $40,000 in cash and cash equivalents until such time as it commenced gaming operations on "The Admiral" in St. Louis in a manner substantially consistent with the manner described in the offering document for the sale of the Senior Subordinated Notes. If the Company did not commence gaming operations on "The Admiral" in such manner by September 23, 1994, the Company would have been required to make an offer to the holders of the Senior Subordinated Notes to purchase at par such amount as would have been necessary to reduce the then outstanding principal amount to $50,000.

  During fiscal 1995, the Company exchanged (the "Exchange") $100,000 of a newly issued series of the Company's 13% Senior Notes due 2001 (the "Senior Notes"), warrants to purchase an aggregate of 883 thousand shares of the Company's Common Stock and an aggregate cash payment equal to $3,140 for all of its outstanding Senior Subordinated Notes. The Exchange eliminated certain obligations the Company had to maintain $40,000 in cash and cash equivalents and to offer to repurchase up to $50,000 aggregate principal amount of the Senior Subordinated Notes prior to their scheduled maturity. On April 4, 1995, pursuant to a registration rights agreement governing the Senior Notes, the Company exchanged all of the Senior Notes for an equal principal amount of 13% Senior Exchange Notes due 2001 ("Senior Exchange Notes") registered under the Securities Act of 1933, as amended. The Senior Exchange Notes rank equal in right of payment to all present and future senior debt (as defined in the indenture governing the Senior Exchange Notes (the "Senior Exchange Note Indenture")) of the Company and its subsidiaries and are payable as follows:
25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by the Guarantors, although the guarantee of TCG is limited in amount (see Note 17). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. The Senior Exchange Note Indenture contains certain restrictive covenants which, among other things, limit the Company's ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of a substantial portion of its properties or assets. Each warrant entitles the holder thereof to purchase one share of the Company's Common Stock at $7.925 per share and expires on September 30, 1999.

  The Company recorded an extraordinary loss associated with the Exchange as follows:

           Prepaid expenses-current portion of
             deferred financing costs..............     $    503
           Non-current deferred financing costs....        3,040
           Original issue discount.................        2,692
                                                        ---------
                                                           6,235
           Income tax benefit......................       (2,182)
                                                        ---------
             Extraordinary loss....................     $  4,053
                                                        =========

  The market value of such notes on February 28, 1997 was $85,000.

  The Indenture governing the Company's 13% Senior Notes due 2001 provides that the Company must use the cash proceeds from the sale of assets within 180 days after receipt either (i) to permanently reduce certain indebtedness or
(ii) to contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete within 270 days of such receipt). If such cash proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par an aggregate principal amount of Senior Notes equal to the amount by which such cash proceeds exceed $5,000. The Company does not currently anticipate that unutilized proceeds will exceed $5,000.

  The Company's line of credit is collateralized by a boat and real property with net book values of $8,816 and $3,750 respectively, as of February 28, 1997, certain personal property and an assignment of certain contracts. During March 1997, the line of credit was extended to $4,500, of which $2,249 is available. The line of credit terminates in March 2001.

  The 8.94% term note payable is collateralized by a boat and various equipment with a net book value of $8,583 as of February 28, 1997, and is personally guaranteed by John E. Connelly, President, Chairman, Chief Executive Officer and principal stockholder. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. On November 18, 1996, the Company received a waiver of the net worth covenant, whereby the Company is required to maintain a minimum net worth of $20,000, through the period ended March 1, 1998, at which time the Company's net worth requirement will return to $40,000. Management believes that during fiscal 1998 the Company's net worth will fall below $20,000 and that the loan will be subject to call. However, the fair market value of the vessel is in excess of the outstanding note balance and management believes that the Company will renegotiate the terms, buy down a portion of the note or refinance the loan.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

  Principal maturities on long-term notes payable as of February 28, 1997, are as follows:

                Years ending February 28/29:
                  1998........................    $    400
                  1999........................       1,300
                  2000........................      26,300
                  2001........................      25,851
                  2002........................      50,400
                  Thereafter..................       2,200
                                                  ---------
                                                   106,451
                    Less discount on Senior
                      Exchange Notes..........     ( 1,189)
                                                  ---------
                  Total maturities............    $105,262
                                                  =========

7.  CAPITAL AND OPERATING LEASES

  The Company entered into an operating lease with an affiliate of Mr. Connelly for its Biloxi, Mississippi mooring site, parking facilities and offices in July 1992 and a warehouse lease in August 1993. The operating lease was for an initial term of three years and the Company has nine renewal options of three years each. In fiscal 1996, the Company exercised its option for the second three year renewal term. The current rent is $3,302 per year on a triple net basis. The Company is required to pay for all improvements to the leased premises and to bear the cost of all taxes, fees, assessments and expenses. On each renewal, the rent will be increased to reflect changes in the consumer price index, unless either party requests a new appraisal. Management believes that the amount being paid by the Company under the leases represents a fair market value annual rental charge. Future renewals and any other changes to the leases are subject to approval by the independent members of the Company's Board of Directors.

  The Company leases certain levee and property in Davenport, Iowa, certain docking locations on the St. Louis, Missouri riverfront and certain other equipment under operating leases. The levee lease and its associated parking lot lease in Davenport expire in 2017 and a second parking lot lease in Davenport expires in 2002 with one fifteen-year renewal option.

  The St. Louis riverfront leases are generally for ten year periods with multiple five year renewal options and are subject to rate changes by the Port Commission every five years. In addition, the St. Louis riverfront leases provide for rental payments at 2% of adjusted gross receipts (gross receipts net of winnings paid to wagerers). This fee may be adjusted (higher or lower) to equal the percentage of gaming revenues charged on other properties in the central riverfront area of St. Louis on which gaming is conducted. The Company is aware that another gaming operator chosen by the City of St. Louis agreed to pay more than 2% of its gross gaming receipts as a lease fee for another location. Such an agreement may result in a substantial increase in the Company's St. Louis lease fee. A substantial increase may have a material adverse effect on the Company's future St. Louis gaming operations.

  In February 1995, a non-guarantor subsidiary of the Company (the "Charter Company") entered into a charter agreement (the "Charter Agreement") to charter a dockside casino and certain equipment to be utilized by the Company's Biloxi, Mississippi gaming operations. The lease commenced June 15, 1995. Under the terms of the Charter Agreement, rent is $3,945 annually for a term of five years from the commencement date, renewable at the option of the Company for two successive five year periods. Upon commencement, the Charter Company assumed certain indebtedness of the lessor for the deferred purchase price of certain gaming equipment on the vessel in an amount of $2,867. Charter Company has the option, subject to certain limitations, to purchase the vessel and equipment at any time prior to six months from the lease expiration date, including renewal periods, for the lower of the appraised value or the amortized value (as such terms are defined by the Charter Agreement), and upon satisfaction of certain other terms of the Charter Agreement. Charter Company is required to pay for all improvements and bear the cost of all taxes, insurance and repairs. AGE has filed an action against Charter Corporation and President Mississippi with respect to certain disputed charter payments under the Charter Agreement. (See Footnote 11.)

  Rental expense incurred under operating leases was $11,988, $9,203 and $4,964 for the years ended February 28/29, 1997, 1996 and 1995, respectively.

  Future minimum lease commitments under noncancellable long-term operating leases and capital leases as of February 28, 1997, are as follows:

                                   Non-cancelable
                                      Operating          Capital
                                        Leases           Leases
                                    ------------      ------------
    Years ending February 28/29:
      1998........................    $  9,939           $ 1,449
      1999........................       7,883               --
      2000........................       6,436               --
      2001........................       1,852               --
      2002........................         430               --
      Thereafter..................       4,874               --
                                      ---------         ---------
                                        31,414             1,449
        Less interest amount......         --                (77)
                                      ---------         ---------
     Lease obligations............    $ 31,414             1,372
                                      =========
        Less current maturities...                        (1,372)
                                                        ---------
     Long-term capital lease
       obligations................                      $    --
                                                        =========

8.  INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. In fiscal 1996, given the level of operations, the increased competition and the overall uncertainty as to the Company's ability to return to profitability, the Company determined that the tax benefit did not satisfy the recognition criteria. Accordingly, a valuation allowance was established in fiscal year 1996 for the applicable deferred tax assets in the amounts of $36,287. The valuation allowance increased $2,181 to $38,468 in fiscal 1997.

  Income tax expense (benefit) attributable to loss before income taxes, minority interest and extraordinary item for the years ended February 28/29, 1997, 1996 and 1995 is as follows:

                                                 1997       1996       1995
                                                ------     ------     ------
   Current:
     Federal................................   $    --    $   --    $   163
     State..................................     (1,367)    1,360       325
                                                --------  --------  --------
                                                 (1,367)    1,360       488
   Deferred:
     Federal................................        --     15,659    (5,011)
     State..................................        --      4,889    (1,256)
                                                --------  --------  --------
                                                    --     20,548    (6,267)
                                                --------  --------  --------
                                                $(1,367)  $21,908   $(5,779)
                                                ========  ========  ========

  The difference between the statutory federal tax rate and the effective tax rate, expressed as a percentage of loss before income taxes, minority interest and extraordinary item, for the years ended February 28/29, 1997, 1996 and 1995 is as follows:

                                                  1997      1996      1995
                                                 ------    ------    ------

  Statutory tax rate........................     (35.0%)   (35.0%)   (35.0%)
   Increases (decreases) in tax
     resulting from:
       Establishment of a valuation
         allowance...........................      29.5     91.0       0.0
       Nondeductible lobbying expenses.......       0.3      0.0       5.3
       Disallowed meal and
         entertainment expenses..............       0.2      0.1       5.9
       State tax provision (benefit),
         net of federal tax expense..........      (8.8)     4.0      (2.7)
       Other.................................       0.0      0.4        .2
                                                 -------   -------   -------
                                                  (13.8%)   60.5%    (26.3%)
                                                 ========  =======   =======

  The components of the net deferred tax asset as of February 28/29, 1997 and 1996 are as follows:
                                                     1997          1996
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 33,949      $ 28,786
       Pre-opening costs and intangible
         assets..............................        9,063         9,761
       Accounting reserves...................           59           --
       Tax credits...........................          280           280
       Other.................................        2,269         1,106
                                                  ---------     ---------
                                                    45,620        39,933
       Less: Valuation allowance                   (38,468)      (36,287)
                                                  ---------     ---------
                                                     7,152         3,646
     Deferred tax liabilities:
       Property..............................        7,152         3,646
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of February 28, 1997, the Company had federal, Missouri and Mississippi net operating loss carryforwards of $85,141, $82,987 and $20,400, respectively. These tax benefits will expire between 2008 and 2012 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the company or its subsidiaries.

 9.  OTHER ACCRUED EXPENSES

  The components of other accrued expenses as of February 28/29, 1997 and 1996, are as follows:

                                                 1997        1996
                                                ------      ------
        Interest........................      $  6,120    $  6,135
        Taxes, other than income
          and payroll taxes.............         1,984       2,754
        Other...........................         7,560       8,129
                                              ---------   ---------
                                              $ 15,664    $ 17,018
                                              =========   =========

10. COMMITMENTS AND CONTINGENT LIABILITIES

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of the Company's Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claims in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen seeks as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. The Company, after consultation with legal counsel, believes this lawsuit is without merit and intends to defend this action vigorously. Although the results of litigation are inherently uncertain, the Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially the same identical claims, alleging that defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions have now been filed by the defendants seeking to have this new complaint dismissed or otherwise limited, and the plaintiffs are responding to these motions. To date, the court has not entered any order concerning the merits of the complaint. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes the action is without merit and does not expect the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  On April 11, 1997, and action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGE"). AGE is the owner of "The Biloxi Barge" which is utilized in connection with the Company's Biloxi, Mississippi operations pursuant to a Charter Agreement between AGE and Charter Corporation. The action filed by AGE alleges that President Mississippi and Charter Corporation have not complied with their respective obligations under the Charter Agreement, and requests the Court to require President Mississippi and Charter Corporation to perform the Charter Agreement and to pay all sums due thereunder with interests and costs. In the alternative, AGE requests a judgement for the sum of $23,425 with interests and costs or such other relief as the Court may deem just and proper. The Company believes that AGE has breached its obligations under the Charter

Agreement in a number of respects and, in connection therewith, the Company has withheld a portion of the charter payments due to AGE under the Charter Agreement. The Company has continued to accrue the full amount of such payments due under the Charter Agreement. The Company believes that is has meritorious defenses to the claims of AGE, and is in the process of evaluating and formulating a response to this action.

  The Company has been notified that the Environmental Protection Agency and the U.S. Attorney's Office for the Eastern District of Missouri are conducting a federal criminal investigation with respect to compliance by President Missouri with federal environmental laws in connection with the operation of "The Admiral" in St. Louis. The Company is cooperating fully with the investigation and has provided certain information regarding "The Admiral"'s operations to the Environmental Protection Agency and the U.S. Attorney's Office. In the event that the Company is charged with violating federal environmental laws, the Company may be subject to substantial civil and criminal penalties, including monetary fines. Based upon the Company's discussions with the U.S. Attorney's Office and the results of the Company's internal investigation of this matter, management does not believe that the investigation will result in any monetary or other penalties which would have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming licenses of the Company or its subsidiaries.

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

  The Company is also from time to time party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. The Company does not believe that the outcome of such litigation will have a material adverse effect on the Company.

  Operator's Contract

  TCG and the Riverboat Development Authority (the "Authority"), an Iowa non-profit corporation, entered into an operator's contract on December 28, 1989, which enables TCG to be the operator of an excursion gambling boat pursuant to the rules and regulations of the Iowa Racing and Gaming Commission. This contract was last amended on September 30, 1994. The contract, as amended, requires TCG to make weekly payments of $28, an annual payment of 2% of adjusted gross receipts in excess of $34,000 for each year commencing July 1, 1994, and an annual payment equal to one dollar and fifty cents for each admission, either paid or complimentary, in excess of 1,117,579 admissions for each contract year. The current contract expires March 31, 1998, provided however, that so long as TCG has substantially complied with the Iowa Racing and Gaming Rules, and the Authority's gaming license is renewed and/or is in effect, the parties will renegotiate thereafter the extension of the agreement for succeeding three year periods, the last of which will terminate on the anniversary date of the license in the year in which Scott County, Iowa may vote to extend its riverboat gaming referendum.

  Other

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to each such Commission, each of which has broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Davenport license was last renewed in April 1996 and expires April 1998. The Biloxi license was last renewed in June of 1996 for a two-year period. The St. Louis license was last renewed in June of 1996 and expires in June of 1998.

  In March 1996, a bipartisan bill was passed by the U.S. House of Representatives to establish a National Gaming Impact and Policy Commission which would provide regulatory oversight of the gaming industry at the federal level. The bill has been sent to the Senate for consideration. Although it is not possible to predict if, when or in what form the proposed legislation may be adopted, if adopted, such legislation may result in further regulation of the Company's gaming operations which could have a material adverse impact on the Company's future results of operations.

11.  DEVELOPMENT AGREEMENT WITH CITY OF DAVENPORT, IOWA

  TCG and the City of Davenport (the "City") are parties to a development agreement, which provides, among other things, for the following:

  Development Agreement -- TCG was required to submit to the City plans for the development of certain property in close proximity to "The President". During the year ended February 29, 1996, TCG and the City reached a mutually acceptable development plan whereby, among other things, TCG was obligated to expend certain amounts for leasehold improvements in exchange for certain lease rights. As of February 28, 1997, TCG had made capital expenditures of $1,662 with regard to this obligation. As a result of this agreement, TCG will be released from its $250 surety bond obligation upon completion of the project, which is estimated to be the Summer of 1997.

  Fees -- TCG is required to pay certain boarding and docking fees and a special payment in lieu of property taxes to the City. TCG is required annually to pay the City of Davenport a base amount of $814 plus 82 cents per passenger over 1,117,579 passengers. Both the base amount and per passenger charges related to the docking fees are subject to an annual 4% escalator.

  Exclusive Agreement -- TCG will not pursue a gaming license in any other Iowa city or in Rock Island County, Illinois.

  Boat Operations -- TCG may not substitute another vessel to replace "The President" in Davenport, Iowa so long as an average of 2,250 passengers per day during the cruise season is maintained. If such passenger count is not maintained or if there is a material adverse change in the Iowa gaming law, TCG will be permitted to substitute an 800-passenger boat. However, temporary substitution during U.S. Coast Guard mandated hull inspections is permitted.

12.  EMPLOYEE BENEFIT PLANS

  Savings Plan

  The Company maintains an employee savings plan which covers all full-time, non-union employees. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan was $451, $433 and $311 for the years ended February 28/29, 1997, 1996 and 1995, respectively.

  Stock Option Plan

  The Company maintains a stock option plan which provides for the granting of nonqualified and incentive stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations.

  All directors, officers and other key employees who are in positions in which their decisions, actions and counsel may significantly impact the profitability and success of the Company are eligible to receive options under the plan. In addition, the plan authorizes the issuance of tandem stock appreciation rights in connection with the issuance of certain options. The plan is administered by the Compensation Committee of the Board of Directors, whose members determine to whom options will be granted and the terms of each option. The exercise price of stock options granted under the plan is established by the Compensation Committee, but the exercise price may not be less than the market price of the Company's Common Stock on the date the option is granted. Each option granted is exercisable in full at any time or from time to time as determined by the Compensation Committee and provided in the option agreement, provided that no option may have a term exceeding ten years. In December 1996, the plan was amended primarily to allow transferability of options granted under certain circumstances and with the consent of the Compensation Committee.

  Stock appreciation rights may only be issued in connection with a nonqualified stock option. This right will entitle the holder to receive in cash or stock an amount equal to the excess of the fair market value on the date of exercise over the exercise price of the tandem stock option. The maximum value of any stock appreciation right will be limited to the exercise price of the tandem stock option. A stock appreciation right may be exercisable only at the same time and to the same extent as the tandem stock option.

  On June 19, 1996, the Compensation Committee of the Board of Directors (the "Committee") approved amendments to certain of the outstanding stock option agreements of each of the executive officers and certain other employees of the Company. Pursuant to such amendments, options to purchase an aggregate of 766,500 shares of Common Stock at exercise prices ranging from $6.00 to $9.00 per share were repriced (the "Repricing") at an exercise price of $1.9375 per share, the market value of the Common Stock on the date of the Repricing. In addition, the trading price at which certain options granted to an executive officer with respect to 100,000 shares of Common Stock will vest was amended from $14.00 to $4.00 per share. Except for such amendments, the vesting periods and other terms of the stock options affected by the Repricing were not changed.

  The Committee believes that the Repricing was necessary and appropriate in light of competitive conditions in the gaming industry and in order to provide a meaningful long-term incentive compensation opportunity in light of recent trading prices of the Common Stock to key personnel whose efforts are essential to the Company's success.

  In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 is effective for years beginning after December 15, 1995 and provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). As permitted, the Company has elected to continue to apply the intrinsic value-based method for stock options. Accordingly, no compensation cost has been recognized.

  Under the Company's Plan, the Company is authorized to grant options up to an aggregate of 3,150,000 shares, of which 600,000 have been exercised, to key employees and directors. Options under the plan are generally granted at market value at the date of the grant and expire 10 years from the date of grant. The outstanding options that have been granted under the plan generally vest either at (i) a rate of 20% each anniversary date or {ii} 20% on date of grant 20% each anniversary date thereafter. The Company has also granted stock options to external board members under a non-qualified plan. These options are generally granted at market value at the date of the grant; vest at 50% on date of grant and 25% each anniversary date thereafter; and expire 10 years from date of grant.

  Effective with options granted in 1996 and subsequently, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no dividend yield expected volatility of 97.0% and 62.8%; risk-free interest rates of 7.0% and 7.3%; and expected lives of 9.2 and 10 years.

  The following table discloses the Company's pro forma net loss and loss per share assuming compensation cost for stock options had been determined using the fair value-based method prescribed by SFAS No. 123.

                                                 1997        1996
                                                ------      ------
            Net loss:
              As reported................     $ (8,785)   $(58,150)
              Pro forma..................     $ (9,357)   $(58,481)
            Loss per share:
              As reported................      $ (0.29)    $ (1.93)
              Pro forma..................      $ (0.31)    $ (1.94)

  Because the accounting method prescribed by SFAS No. 123 is not applicable to options granted prior to January 1, 1995, the compensation cost reflected in the pro forma amounts shown above may not be representative of that to be expected in future years.

  The summary of the status of the Company's fixed stock option plans as of February 28/29, 1997, 1996, and 1995, and changes during the years ending on those dates is presented below:

                            1997                      1996                      1995
                 -------------------------  -------------------------  -------------------------
                          Weighted-Average           Weighted-Average           Weighted-Average
Fixed Options    Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------------------------

Outstanding at
 beginning
 of year          2,244,900    $ 6.49        2,091,500    $ 6.75        1,744,500    $ 6.41
-------------------------------------------------------------------------------------------------
Granted           1,019,000      1.84          430,000      6.00          369,500      9.00
Forfeited        (1,120,300)     6.43         (276,600)     7.71          (22,500)    17.33
Expired                 --        --               --        --               --        --
-------------------------------------------------------------------------------------------------
Outstanding
 at end
 of year          2,143,600      4.31        2,244,900      6.49        2,091,500      6.75
-------------------------------------------------------------------------------------------------
Options
 exercisable
 at year-
 end              1,616,700                  1,713,500                  1,215,300

Weighted-
 average fair
 value of
 options
 granted
 during
 the year              1.63                       4.69
-------------------------------------------------------------------------------------------------

  The following table summarizes information about fixed stock options outstanding at February 28, 1997:

-------------------------------------------------------------------------------------------------
                             Options Outstanding                       Options Exercisable
                ------------------------------------------------   ----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number        Weighted-
   Exercise     Outstanding       Remaining          Average       Exercisable      Average
    Prices      at 02/28/97   Contractual Life    Exercise Price   at 02/28/97   Exercise Price
-------------------------------------------------------------------------------------------------
$ 0.00 - 0.99        53,500      9.71 years         $ 0.9375           19,700       $ 0.9375
  1.00 - 1.99       846,100      7.72 years           1.8870          368,000         1.9110
  2.00 - 2.99        30,000      9.26 years           2.0000           15,000         2.0000
  6.00 - 6.99     1,200,000      5.73 years           6.1667        1,200,000         6.1667
  9.00 - 9.99        14,000      7.16 years           9.0000           14,000         9.0000
-------------------------------------------------------------------------------------------------
  Total           2,143,600                                         1,616,700
-------------------------------------------------------------------------------------------------

  On November 19, 1993, a stock option grant of 75,000 shares of Common Stock at an exercise price of $25.67 was awarded outside of the above described plan.

13. RELATED PARTY TRANSACTIONS

  The Company is related to other entities through common ownership by its principal owners or officers. The Company purchases legal, promotional (primarily hotel accommodations), travel, personnel and various other services and products from such related parties. The amounts charged are based on specific identification of the products and services provided by such entities. The Company also leases its Biloxi, Mississippi mooring site, parking facilities, offices and a warehouse from a related party under operating leases. In management's opinion, such related party transactions are equivalent to amounts which would have been charged by unrelated third parties.

  Transactions with such related parties occurring during the years ended February 28/29, 1997, 1996 and 1995 are summarized as follows:

                 Description               1997      1996      1995
                -------------             ------    ------    ------
        Rent..........................    $ 3,286   $ 3,228   $ 2,827
        Legal services................        --        873     1,461
        Other products and services...      1,503     1,335     1,549

  During fiscal 1995, the Company, Mr. Connelly and certain other parties were defendants in litigation involving The Broadwater Hotel complex. On February 17, 1995, the Company, as well as the other parties to such litigation, entered into a settlement agreement pursuant to which all claims in such litigation were dismissed with prejudice. In connection with the settlement, on February 17, 1995, the Company entered into a loan agreement with BH Acquisition Corp. ("BH"), a company controlled by Mr. Connelly, for principal amount of $1,000 (the "Existing Note") to fund the first of four payments for the litigation settlement. On February 15, 1996, the Existing Note was amended and restated (the "Amended and Restated Note") to extend the maturity date one calendar year and the Company entered into a second loan agreement (the "New Note") with BH for principal amount of $1,000 to fund the third installment of the settlement. The Amended and Restated Note and the New Note (collectively, the "Notes") bear interest at the rate of 13.0% per annum payable monthly. Principal on the Amended and Restated Note is payable on the earlier of (i) February 8, 1998 or (ii) the transfer by BH of its interest in any one or more of the following assets: the Broadwater Hotel and Resort, the Broadwater Tower or the Broadwater Inn. Principal on the New Note is payable August 17, 1997. Mr. Connelly has personally guaranteed the repayment of the Notes to the Company. Interest earned on such related party borrowings was $260, $135 and $4 for the years ended February 28/29, 1997, 1996 and 1995, respectively.  See Note 15--Subsequent Event.

  Mr. Connelly has guaranteed debt of the Company totaling $4,200 as of February 28, 1997.

14. SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts and long-term assets and liabilities for the years ended February 28/29, 1997, 1996 and 1995, are as follows:

                                                  1997       1996       1995
                                                 ------     ------     ------
  Changes in working capital accounts:
    Receivables, net........................... $   961    $(1,167)   $    65
    Receivables from related parties...........       9        (27)       798
    Inventories................................    (390)       240        195
    Prepaid expenses and other current assets..     301       (322)       (50)
    Accounts payable...........................  (1,567)    (2,344)    (6,331)
    Accrued payroll and benefits...............     807       (369)     3,392
    Other accrued expenses.....................  (1,354)     5,480        413
    Income taxes receivable/payable............    (183)    (1,550)     7,491
    Due to related parties.....................     (53)      (253)        48
                                                --------   --------   --------
      Net change in working capital accounts... $(1,469)   $  (312)   $ 6,021
                                                ========   ========   ========
  Changes in long-term asset
    and liability accounts:
    Other non-current assets................... $   (10)   $  (311)   $  (167)
    Other liabilities..........................    (405)       (27)       200
                                                --------   --------   --------
      Net change in long-term asset
        and liability accounts................. $  (415)   $  (338)   $    33
                                                ========   ========   ========

  Supplemental schedule of noncash investing and financing activities:

  Year Ended February 28, 1997

  There were no material non-cash investing or financing activities in fiscal 1997.

  Year Ended February 29, 1996

  The Company acquired assets under capital lease agreements of $2,983.

  Year Ended February 28, 1995

  The Company exchanged $100,000 of Senior Notes, warrants and cash for $100,000 of its Senior Subordinated Notes resulting in an allocation of $1,964 to additional paid in capital for the warrants described in Note 6.

  During fiscal 1997, the Company paid no income taxes and received an income tax refund of $1,367. The Company paid income taxes, net of amounts recovered, of $1,550 and $2 in fiscal 1996 and 1995, respectively. Interest paid by the Company, net of amounts capitalized, was $13,768, $14,006 and $10,246 for the years ended February 28/29, 1997, 1996 and 1995, respectively.

15. SUBSEQUENT EVENT

  On May 13, 1997 the Company announced that it has agreed in principal to purchase for approximately $40,500 certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from BH. The property comprises approximately 260 acres and includes the Broadwater Resort and the Broadwater Tower, two hotels with over 500 rooms, the 138-slip Broadwater Marina, and the adjacent 18-hole Sun Golf Course. The Broadwater Marina is currently the site of the Company's casino operations in Biloxi and is leased by the Company from BH under a long-term lease agreement. The purchase is subject to finalization of financing and various other details related to the transition.

  The Company anticipates investing $5,000 in President Broadwater Hotel, LLC, which would own the Broadwater properties. This entity would finance the purchase with $30,000 of outside financing and $10,000 of purchase money preferred equity from BH. Such financing would be non-recourse to the Company.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 1997 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------
Net operating revenues...........   $ 49,593   $ 47,522   $ 46,528   $ 43,384

Operating income (loss)..........      3,004      2,044      1,547     (2,811)
Loss before income tax
  and minority interest..........       (548)    (1,410)    (1,779)    (6,183)
Income tax benefit..............1        --         --        (275)    (1,092)
Net loss.........................       (625)    (1,495)    (1,574)    (5,091)
                                    =========  =========  =========  =========
Loss per share...................    $ (0.02)   $ (0.05)   $ (0.05)   $ (0.17)
                                     ========   ========   ========   ========

                                           Fiscal 1996 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 29
                                    --------   ---------  ---------  ---------
Net operating revenues...........   $ 48,725   $ 51,253   $ 48,986   $ 43,721

Operating income (loss)..........     (8,348)     3,972      1,729    (18,824)
Income (loss) before income tax,
  and minority interest..........    (12,114)       157     (1,849)   (22,403)
Income tax expense (benefit)....1     (2,577)        53       (279)    24,711
Net income (loss)................     (9,537)       104     (1,570)   (47,147)
                                    =========  =========  =========  =========
Loss per share...................    $ (0.32)   $  0.00    $ (0.05)   $ (1.56)
                                     ========   ========   ========   ========

(1) The fourth quarters of fiscal 1997 and 1996 include income tax expense (benefit) adjustments of $(240) and $2,803, respectively, related to the change in the effective income tax rates.

17. SUMMARIZED AND CONDENSED FINANCIAL INFORMATION OF THE COMPANY

  The following summarized and condensed financial information presents the separate financial information of the parent company (PCI) and the Non-Guarantor and the combined financial information of all of the Guarantors of the Company's 13% Senior Exchange Notes due 2001 as of the dates presented (see Note 6). All of the Guarantors (other than TCG) are wholly-owned subsidiaries of the Company and are full joint and several guarantors of the Senior Exchange Notes (limited only to the extent necessary to insure that it does not constitute a fraudulent conveyance under applicable law). The guarantee of TCG, which is 95% owned by the Company, is limited to the amount owed from time to time by TCG to PRC Holdings ($4,376 and $4,630 as of February 28/29, 1997 and 1996, respectively). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. Separate financial information for TCG and PRC Holdings are presented elsewhere herein.

               SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                FEBRUARY 28, 1997
                                  (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ---------   ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $       1   $  25,112   $       2   $     --    $  25,115
  Short-term investments............         --          600         --          --          600
  Other current assets..............       6,717      14,916       1,546     (14,025)      9,154
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............       6,718      40,628       1,548     (14,025)     34,869
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --      115,550       1,613         --      117,163
                                       ----------  ----------  ----------  ----------  ----------
OTHER ASSETS:
  Related party notes receivable....      98,811     250,141         --     (348,952)        --
  Investments in subsidiaries.......      21,574      20,678         --      (42,252)        --
  Other assets......................       2,019       1,853         --          --        3,872
                                       ----------  ----------  ----------  ----------  ----------
    Total other assets..............     122,404     272,672         --     (391,204)      3,872
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 129,122   $ 428,850   $   3,161   $(405,229)  $ 155,904
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of
    long-term debt..................   $     --    $   4,524   $   1,372   $  (4,124)  $   1,772
  Accounts payable..................         --        2,405           9         --        2,414
  Other current liabilities.........       6,325      25,562         884      (9,901)     22,870
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......       6,325      32,491       2,265     (14,025)     27,056
                                       ----------  ----------  ----------  ----------  ----------

LONG-TERM LIABILITIES:
  Notes payable and capital
   lease obligations................      98,811     354,107         896    (348,952)    104,862
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     105,136     386,598       3,161    (362,977)    131,918
                                       ----------  ----------  ----------  ----------  ----------

MINORITY INTEREST...................         265         265         --         (265)        265

STOCKHOLDERS' EQUITY................      23,721      41,987         --      (41,987)     23,721
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 129,122   $ 428,850   $   3,161   $(405,229)  $ 155,904
                                       ==========  ==========  ==========  ==========  ==========

              SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                FEBRUARY 29, 1996
                                  (in thousands)

                                      President                 Non-     Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ---------   ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $       1   $  19,745   $      10   $     --    $  19,756
  Short-term investments............         --        1,008         --          --        1,008
  Other current assets..............       6,742      11,121         --      (11,510)      6,353
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............       6,743      31,874          10     (11,510)     27,117
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --      133,213       2,417          --      135,630
                                       ----------  ----------  ----------  ----------  ----------
OTHER ASSETS:
  Related party notes receivable....      98,501     234,465         --     (330,966)      2,000
  Investments in subsidiaries.......      29,567      16,060         --      (45,627)        --
  Other assets......................       2,830         447         --          --        3,277
                                       ----------  ----------  ----------  ----------  ----------
    Total other assets..............     130,898     250,972         --     (376,593)      5,277
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 137,641   $ 416,059   $   2,427   $(388,103)  $ 168,024
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of
    long-term debt..................   $     --    $   4,534   $   1,359   $  (4,124)  $   1,769
  Accounts payable..................         123       3,858         --          --        3,981
  Income taxes payable..............         183         --          --          --          183
  Other current liabilities.........       6,020      24,493         343      (7,386)     23,470
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......       6,326      32,885       1,702     (11,510)     29,403
                                       ----------  ----------  ----------  ----------  ----------

LONG-TERM LIABILITIES:
  Notes payable and capital
   lease obligations................      98,501     337,417         725    (330,966)    105,677
  Other liabilities.................         275         130         --          --          405
                                       ----------  ----------  ----------  ----------  ----------
    Total long-term liabilities.....      98,776     337,547         725    (330,966)    106,082
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     105,102     370,432       2,427    (342,476)    135,485
                                       ----------  ----------  ----------  ----------  ----------

MINORITY INTEREST...................          33          33         --          (33)         33

STOCKHOLDERS' EQUITY................      32,506      45,594         --      (45,594)     32,506
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 137,641   $ 416,059   $   2,427   $(388,103)  $ 168,024
                                       ==========  ==========  ==========  ==========  ==========

       SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                               (in thousands)

                                      President                 Non-     Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ---------   ----------   ---------
Year Ended February 28, 1997:
Operating revenues.................  $     --    $ 187,377   $   5,404   $ (5,754)   $ 187,027
Operating costs and expenses.......        101     183,705       5,191     (5,754)     183,243
                                     ----------  ----------  ----------  ---------   ----------
  Operating income (loss)..........       (101)      3,672         213         --        3,784
Equity income (loss) in
  consolidated subsidiaries........     (9,819)      6,502         --        3,317         --
Interest expense, net..............        --      (13,491)       (213)        --      (13,704)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before income taxes and
    minority interest..............     (9,920)     (3,317)        --        3,317      (9,920)
Income tax benefit.................      1,367         --          --          --         1,367
Minority interest..................      (232)        (232)        --          232        (232)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $  (8,785)  $  (3,549)  $     --    $   3,549   $  (8,785)
                                     ==========  ==========  ==========  ==========  ==========
Year Ended February 29, 1996:
Operating revenues.................  $     --    $ 190,912   $   3,692   $ (1,919)   $ 192,685
Operating costs and expenses.......        141     211,247       3,513     (1,919)     212,982
                                     ----------  ----------  ----------  ---------   ----------
  Operating loss...................       (141)    (20,335)        179         --      (20,297)
Equity loss in unconsolidated
  entities.........................        --       (1,174)        --          --       (1,174)
Equity income (loss) in
  consolidated subsidiaries........    (36,068)     11,055         --       25,013         --
Interest expense, net..............        --      (14,559)       (179)        --      (14,738)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before income taxes and
    minority interest..............    (36,209)    (25,013)        --       25,013     (36,209)
Income tax expense.................    (21,908)        --          --          --      (21,908)
Minority interest..................        (33)        (33)        --          33          (33)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (58,150)  $ (25,046)  $     --    $  25,046   $ (58,150)
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 28, 1995:
Operating revenues.................  $     --    $ 160,350   $     --    $     --    $ 160,350
Operating costs and expenses.......        151     166,624         --          --      166,775
                                     ----------  ----------  ----------  ----------  ----------
  Operating loss...................       (151)     (6,274)        --          --       (6,425)
Equity loss in unconsolidated
  entities.........................        --       (6,799)        --          --       (6,799)
Equity income (loss) in
  consolidated subsidiaries........    (21,807)     14,257         --        7,550         --
Interest expense, net..............        --       (8,734)        --          --       (8,734)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before income taxes and
    extraordinary loss.............    (21,958)     (7,550)        --        7,550     (21,958)
Income tax benefit.................      5,779        --           --          --        5,779
Extraordinary loss.................     (4,053)       --           --          --       (4,053)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (20,232)  $  (7,550)  $     --    $   7,550   $ (20,232)
                                     ==========  ==========  ==========  ==========  ==========

        SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        YEAR ENDED FEBRUARY 28, 1997
                                (in thousands)

                                      President                 Non-     Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ---------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $ (8,785)   $ (3,549)   $    --     $  3,549    $ (8,785)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation and amortization......       --       14,604         720         --       15,324
  Impairment of long-lived assets....       --          728         --          --          728
  Equity (income) loss in
    consolidated subsidiaries........     9,819      (6,502)        --       (3,317)        --
  Other..............................     1,289        (893)        --         (232)        164
  Changes in assets and liabilities..      (497)     (2,253)        866         --       (1,884)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by
      operating activities...........     1,826       5,449       1,586         --        5,547
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --      (10,582)        --          --      (10,582)
  Proceeds from the sale of property.       --       14,245         --          --       14,245
  Purchase of lease options..........       --       (3,368)        --          --       (3,368)
  Investment in subsidiaries.........    (1,826)        --          --        1,826         --
  Other..............................       --          556          83         --          639
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........    (1,826)        851          83       1,826         934
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --         (400)         --         --         (400)
  Payments on capital
    lease obligations................       --          (10)       (712)        --         (722)
  Net change in intercompany accounts       --          965        (965)        --            --
  Capital contributions..............       --        1,826          --      (1,826)         --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       --        2,381      (1,677)     (1,826)     (1,122)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............       --        5,367          (8)        --        5,359

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      19,745          10         --       19,756
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 25,112    $      2    $    --     $ 25,115
                                       =========   =========   =========   =========   =========

        SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        YEAR ENDED FEBRUARY 29, 1996
                                (in thousands)


                                      President                 Non-     Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ---------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(58,150)   $(25,046)  $     --     $ 25,046    $(58,150)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation and amortization......       --       15,904         566         --       16,470
  Deferred income tax expense........    21,908         --          --          --       21,908
  Equity loss in unconsolidated
    entities.........................       --        1,174         --          --        1,174
  Impairment of long-lived assets....       --       24,848         --          --       24,848
  Equity (income) loss in
    consolidated subsidiaries........    36,068     (11,055)        --      (25,013)        --
  Other..............................     1,105         518         --          (33)      1,590
  Changes in assets and liabilities..       (99)       (894)        343         --         (650)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by
      operating activities...........       832       2,135         909         --        7,190
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --      (16,810)        --          --      (16,810)
  Proceeds from the sale of property.       --       19,907         --          --       19,907
  Investment in unconsolidated
    entities.........................       --         (179)        --          --         (179)
  Investment in subsidiaries.........      (831)        --          --          831         --
  Other..............................       --       (1,405)        --          --       (1,405)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........      (831)      1,513         --          831       1,513
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --      (12,476)        --          --      (12,476)
  Payments on capital
    lease obligations................       --         (287)       (899)        --       (1,186)
  Capital contributions..............       --          831         --         (831)        --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      financing activities...........       --      (11,932)       (899)       (831)    (13,662)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............         1      (4,970)         10         --       (4,959)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............       --       24,715         --          --       24,715
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 19,745    $     10    $    --     $ 19,756
                                       =========   =========   =========   =========   =========

        SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        YEAR ENDED FEBRUARY 28, 1995
                                (in thousands)

                                      President                 Non-     Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ---------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(20,232)   $ (7,550)   $    --     $  7,550    $(20,232)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation and amortization......       --       12,708         --          --       12,708
  Deferred income tax benefit........    (6,267)        --          --          --       (6,267)
  Equity loss in unconsolidated
    entities.........................       --        6,799         --          --        6,799
  Extraordinary loss.................     4,053         --          --          --        4,053
  Impairment of long-lived assets....       --        4,974         --          --        4,974
  Equity (income) loss in
    consolidated subsidiaries........    21,807     (14,257)        --       (7,550)        --
  Other..............................       986         411         --          --        1,397
  Changes in assets and liabilities..     7,521      (1,467)        --          --        6,054
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by
      operating activities...........     7,868       1,618         --          --        9,486
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --      (27,024)        --          --      (27,024)
  Investment in unconsolidated
    entities.........................       --       (3,791)        --          --       (3,791)
  Investment in subsidiaries.........    (3,302)        --          --        3,302         --
  Other..............................       --          163         --          --          163
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      investing activities...........    (3,302)    (30,652)        --        3,302     (30,652)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --       (4,907)        --          --       (4,907)
  Payments on capital
    lease obligations................       --         (301)        --          --         (301)
  Capital contributions..............       --        3,302         --       (3,302)        --
  Payment of deferred
    financing costs..................    (4,571)        --          --          --       (4,571)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      financing activities...........    (4,571)     (1,906)        --       (3,302)     (9,779)
                                       ---------   ---------   ---------   ---------   ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS...............        (5)    (30,940)        --          --      (30,945)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         5      55,655         --          --       55,660
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $    --     $ 24,715    $    --     $    --     $ 24,715
                                       =========   =========   =========   =========   =========

                            PRESIDENT CASINOS, INC.
                SCHEDULE II --VALUATION AND QUALIFYING ACCOUNTS
            For the Years Ended February 28/29, 1997, 1996 and 1995
                                (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------    ---------    ---------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 1997...............    $   423      $   271      $  (301)(a)  $   393

Year ended February 29, 1996...............        199          536         (312)(a)      423

Year ended February 28, 1995...............        796          621       (1,218)(a)      199

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 28, 1997...............     36,287        2,181 (b)      --        38,468

Year ended February 29, 1996...............        --        36,287 (b)      --        36,287

Year ended February 28, 1995...............        --           --           --           --


(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b)  Recognition criteria under SFAS No. 109 not satisfied.

INDEPENDENT AUDITORS' REPORT


To the Partners
The Connelly Group, L.P.:


We have audited the accompanying balance sheets of The Connelly Group, L.P., a limited partnership, (the "Partnership") (an affiliate of President Casinos, Inc., see Note 1) as of February 28, 1997 and February 29, 1996, and the related statements of operations, partners' preferred redeemable capital and general capital (deficiency), and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------



May 13, 1997

                          THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)

                                                        Feb. 28,    Feb. 29,
                                              Notes       1997        1996
                                             -------     ------      ------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................      $  8,497    $  3,009
  Receivables (net of allowance for doubtful
    accounts of $195 and $166 as of February
    28/29, 1997 and 1996, respectively ..........           209         231
  Receivables from related parties...............             8         --
  Inventories....................................           501         399
  Prepaid expenses and other current assets......           492         395
                                                       ---------   ---------
    Total current assets.........................         9,707       4,034
                                                       ---------   ---------
PROPERTY AND EQUIPMENT, NET................2,3,10        24,540      24,139
                                                       ---------   ---------
OTHER ASSETS.....................................           433         322
                                                       ---------   ---------
                                                       $ 34,680    $ 28,495
                                                       =========   =========

                                   (Continued)
See Notes to Financial Statements.

                           THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)
                                (Continued)

                                                        Feb. 28,    Feb. 29,
                                              Notes       1997        1996
                                             -------     ------      ------
LIABILITIES, PARTNERS' PREFERRED REDEEMABLE
  CAPITAL AND GENERAL CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term
    debt to related parties...................3,5       $  3,420    $  3,420
  Accounts payable...............................            558         920
  Accrued payroll and benefits...................          1,670       1,414
  Other accrued expenses.........................          3,045       2,860
  Due to related parties.........................          2,149         406
                                                        ---------   ---------
    Total current liabilities....................         10,842       9,020
                                                        ---------   ---------
LONG-TERM DEBT:
  Notes payable ($254 to related parties as of
    February 29, 1996)........................3,5          2,251       2,505
  Subordinated debt due to related party.....5,10            909         909
                                                        ---------   ---------
    Total long-term debt.........................          3,160       3,414
                                                        ---------   ---------
      Total liabilities..........................         14,002      12,434
                                                        ---------   ---------
COMMITMENTS AND CONTINGENT LIABILITIES.....4,9,11            --          --
                                                        ---------   ---------
PARTNER'S PREFERRED REDEEMABLE CAPITAL
  (redeemable at book value)....................7         14,494      14,494
                                                        ---------   ---------
PARTNERS' GENERAL CAPITAL.......................8          6,184       1,567
                                                        ---------   ---------
                                                        $ 34,680    $ 28,495
                                                        =========   =========

See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                               Years Ended February 28/29,
                                     Notes     1997        1996        1995
                                    -------   ------      ------      ------
OPERATING REVENUES:
Gaming and gaming cruise...............      $ 62,456    $ 67,715    $ 68,348
Food and beverage......................         5,467       4,681       4,866
Retail and other.......................           684         582         753
Less promotional allowances............        (3,461)     (2,679)     (3,071)
                                             ---------   ---------   ---------
  Total operating revenues.............        65,146      70,299      70,896
                                             ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...............        36,202      35,778      33,280
Food and beverage......................         3,172       3,026       3,170
Retail and other.......................           340         335         462
Selling, general and administrative....        11,345      10,564      10,093
Depreciation and amortization..........         3,970       4,518       3,906
Impairment of long-lived assets.......2           --          232       1,201
Charter fees to related parties......10           350       1,260         --
Management fees to related parties...10         2,619       2,796       2,827
                                             ---------   ---------   ---------
  Total operating costs and expenses...        57,998      58,509      54,939
                                             ---------   ---------   ---------

OPERATING INCOME.......................         7,148      11,790      15,957
                                             ---------   ---------   ---------
OTHER INCOME (EXPENSE):
Interest income........................           155         192         229
Interest expense (related party
  interest expense of $579, $646 and
  $1,329 for the years ended
  February 28/29, 1997, 1996 and 1995,
  respectively)......................10          (802)       (926)     (1,709)
                                             ---------   ---------   ---------
  Total other expense..................          (647)       (734)     (1,480)
                                             ---------   ---------   ---------
NET INCOME.............................      $  6,501    $ 11,056    $ 14,477
                                             =========   =========   =========

See Notes to Financial Statements.

                               THE CONNELLY GROUP, L.P.
                  STATEMENTS OF PARTNERS' PREFERRED REDEEMABLE CAPITAL
                           AND GENERAL CAPITAL (DEFICIENCY)
                                   (in thousands)

                                                          Partners' General Capital (Deficiency)
                                                         ---------------------------------------
                                                                          General        Total
                                             Partner's      Limited      Partner's     Partners'
                                             Preferred     Partner's      General       General
                                             Redeemable     General       Capital       Capital
                                              Capital       Capital    (Deficiency)  (Deficiency)
                                             ---------     ---------     ---------     ---------
Years Ended February 28/29, 1995,
 1996 and 1997 (Notes 7 and 8):

Balance as of February 28, 1994.......      $ 11,452      $    --       $ (2,190)     $ (2,190)

Capital distributions.................       (11,348)          --            --            --
Net income allocated..................        12,287           --          2,190         2,190
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 1995.......        12,391           --           --            --

Capital distributions.................        (7,386)          --           --            --
Net income allocated..................         9,489            33         1,534         1,567
                                            ---------     ---------     ---------     ---------
Balance as of February 29, 1996.......        14,494            33         1,534         1,567

Capital distributions.................        (1,884)           --           --            --
Net income allocated..................         1,884           232         4,385         4,617
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 1997.......      $ 14,494      $    265      $  5,919      $  6,184
                                            =========     =========     =========     =========

See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                Years Ended February 28/29,
                                               1997        1996        1995
                                              ------      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................    $  6,501    $ 11,056    $ 14,477
Adjustments to reconcile net income to
  net cash provided by
  operating activities:
    Depreciation and amortization........       3,970       4,518       3,906
    Impairment of long-lived assets......         --          232       1,201
    Amortization of deferred
      financing costs....................          26          26          34
    (Gain) loss on disposal of
      property and equipment.............          (4)       (254)        134
    Changes in assets and liabilities:
      Receivables, net...................          22          28         195
      Receivables from related parties...          (8)         38         (38)
      Inventories........................        (102)         56         (13)
      Prepaid expenses and other
       current assets....................        (123)         (1)        (95)
      Other non-current assets...........        (111)       (322)        --
      Accounts payable...................        (362)        460          (9)
      Accrued payroll and benefits.......         256         (68)        748
      Other accrued expenses.............         185         506       1,197
      Due to related parties.............           9        (204)        279
                                             ---------   ---------   ---------
         Net cash provided by
         operating activities............    $ 10,259    $ 16,071    $ 22,016
                                             ---------   ---------   ---------

                                  (Continued)
See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (Continued)

                                                Years Ended February 28/29,
                                               1997        1996        1995
                                              ------      ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment
   ($120, $237 and $1,008 to related
    parties for the years ended
    February 28/29, 1997, 1996
    and 1995, respectively)...............   $ (4,388)   $ (8,479)   $ (2,415)
  Proceeds from sales of property and
    equipment ($26 from related parties
    for the year ended February 29, 1996).         21       1,014         --
                                             ---------   ---------   ---------
       Net cash used in investing
         activities.......................     (4,367)     (7,465)     (2,415)
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital distributions to
    related parties.......................       (150)     (7,386)    (11,348)
  Repayment of notes payable..............        --         (900)       (849)
  Proceeds from advances from
    related parties.......................        --          254         --
  Repayment of advances and subordinated
   debt from related parties..............       (254)     (4,159)     (3,467)
  Payments on capital lease obligations ..        --         (234)       (190)
                                             ---------   ---------   ---------
       Net cash used in
         financing activities............        (404)    (12,425)    (15,862)
                                             ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.......................       5,488      (3,819)      3,739

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR.....................       3,009       6,828       3,089
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR........................    $  8,497    $  3,009    $  6,828
                                             =========   =========   =========

See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                  (Dollars in thousands unless otherwise stated)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation -- The Connelly Group, L.P. ( the "Partnership") is a Delaware limited partnership which was organized in January 1990. The Partnership was formed to own, manage and operate The President Riverboat Casino, a riverboat gaming operation, and ancillary facilities in Davenport, Iowa.

  In December 1992, all preferred and general capital interests, except a limited partner's general capital interest of 5%, were contributed by the general partners to a newly formed corporation, President Casinos, Inc. ("PCI") in exchange for common stock. PCI subsequently transferred its ownership interest in the Partnership to a wholly-owned subsidiary, President Riverboat Casino Iowa, Inc. ("PRC-Iowa"). PCI and its affiliates are engaged in the business of owning, operating, managing and developing entertainment oriented operations with its primary focus on riverboat gaming. Prior to December 1992, the affiliates were under the common control of the general partners.

  The financial statements include only those assets, liabilities, revenues and expenses which relate to the Partnership.

  Cash and Cash Equivalents -- Cash and cash equivalents include interest earning deposits with original maturities of ninety days or less.

  Inventories -- Inventories, consisting principally of food, beverages and operating supplies, are stated at the lower of first-in, first-out (FIFO) cost or market.

  Property and Equipment -- Property and equipment are recorded at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Repairs and maintenance are charged to expense as incurred. Improvements are capitalized. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

           Riverboat, barges and improvements.     9 - 15 years
           Leasehold improvements.............     4 -  9 years
           Furnishings and equipment..........     5 - 10 years

  Amortization of Deferred Financing Costs -- Costs associated with the issuance of debt have been deferred and are being amortized over the life of the related indebtedness using the effective interest method.

  Gaming Revenue -- In accordance with industry practice, the Partnership recognizes as gaming revenue the net win from gaming activities, which is the difference between gaming wins and losses.

  Promotional Allowances -- Food, beverage, admissions and other items furnished without charge to customers are included in gross revenues at a value which approximates retail value and then deducted as complimentary services to arrive at net revenues. The cost of such complimentary services is charged to gaming and gaming cruise expense. Such estimated costs of providing complimentary services for the years ended February 28/29, 1997, 1996 and 1995, are as follows:

                                         1997       1996       1995
                                        ------     ------     ------
          Food and beverage.........   $ 1,510    $ 1,127    $ 1,031
          Admissions tax............       --         --         123
          Other.....................       142        114        100

  Indirect Expenses -- Certain indirect expenses of operating departments such as selling, general and administrative, depreciation and amortization and management fees are shown separately in the accompanying statements of operations and are not allocated to departmental operating costs and expenses.

  Income Taxes -- The Partnership is not subject to federal and state income taxes. Taxable income and losses of the Partnership are reportable on the income tax returns of the respective partners.

  Self-Insurance -- The Partnership is partially self-insured for both employee liability and third party liability costs. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not reported.

  Use of Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Reclassifications -- Certain amounts for fiscal 1996 and 1995 have been reclassified to conform with fiscal 1997 financial statement presentations.

2.  PROPERTY AND EQUIPMENT

  Property and equipment as of February 28/29, 1997 and 1996, are summarized as follows:

                                                    1997       1996
                                                   ------     ------
          Riverboat, barges and improvements...   $ 19,147   $ 16,312
          Leasehold improvements...............      5,628      3,526
          Furnishings and equipment............     14,196     13,391
          Construction in progress.............      1,172      3,361
                                                  ---------  ---------
                                                    40,143     36,590
            Accumulated depreciation
              and amortization.................    (15,603)   (12,451)
                                                  ---------  ---------
          Property and equipment, net .........   $ 24,540   $ 24,139
                                                  =========  =========

  The Partnership elected early adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1995. The Partnership continues to evaluate the estimated net realizable value of its long-lived assets based on current regulatory, political and market conditions. As a result of such evaluations, during fiscal 1996, the Partnership wrote-down the net book value of gaming equipment and related accessories to estimated net realizable value which resulted in an impairment of $232.

  During fiscal 1995, the Partnership wrote down by $1,201 the carrying value of long-lived assets to estimated net realizable value. The long-lived assets consisted of an office building and related machinery which the Partnership subsequently conveyed to a non-profit organization in connection with an agreement satisfied the Partnership's development commitment to the City of Davenport (see Note 9).

3.  NOTES PAYABLE

  Notes payable as of February 28/29, 1997 and 1996, are summarized as follows:

                                                     1997       1996
                                                    ------     ------
       Advances from related party, 14%.....       $   --     $   254
       Bank line of credit, prime plus .5%
        (combined rate of 8.75% as of
         February 28, 1997).................         2,251      2,251
                                                   --------   --------
                                                   $ 2,251    $ 2,505
                                                   ========   ========

  During fiscal 1996, the Partnership partially funded construction capital expenditures through advances from PCI and its subsidiaries. Advances from related parties are intended to be on a long-term basis. Interest accrues at the incremental borrowing rate of PCI (14% as of February 29, 1996). Unpaid interest is compounded to principal on a quarterly basis. Interest incurred on such borrowings was $16 and $23 for the years ended February 28/29, 1997 and 1996, respectively, and is included in due to related parties.

  The bank line of credit is collateralized by a first mortgage on a boat and first mortgages on real property with net book values of $8,816 and $3,750, respectively, as of February 28, 1997, various personal property and an assignment of various contracts. The real property consists of assets of The Blackhawk Hotel which is a subsidiary of PCI. During March 1997, the line of credit was extended to $4,500, of which $2,249 is available. The line of credit terminates in March 2001. The line of credit also limits additional borrowings without the lender's prior consent.

  Principle maturities on the bank line of credit as of February 28, 1997, are as follows:

               Year ending February 28/29:
               1998........................      $   --
               1999........................          900
               2000........................          900
               2001........................          451
                                                 --------
                                                 $ 2,251
                                                 ========

4.  OPERATING LEASES

  The Partnership leases various office facilities, parking lots, equipment and levee property. The levee lease and its associated parking lot lease expire in 2017 and a second parking lot lease expires in 2002 with a fifteen-year renewal option. The various other leases with unrelated parties are for periods of 36 to 72 months. Future minimum lease commitments under these noncancellable long-term operating leases as of February 28, 1997, are as follows:

                  Years Ending February 28/29:
                  1998.......................  $    834
                  1999.......................       707
                  2000.......................       479
                  2001.......................       249
                  2002.......................       257
                  Thereafter.................     4,663
                                               ---------
                    Total....................  $  7,189
                                               =========

  Rental expense incurred under operating leases was $720, $2,238 and $497 for the years ended February 28/29, 1997, 1996 and 1995, respectively. Rent expense during fiscal 1997 and 1996 includes the charter of a riverboat from a related party (see Note 10).

5.  SUBORDINATED DEBT TO RELATED PARTY

  Subordinated debt as of February 28/29, 1997 and 1996, is summarized as follows:

                                                 1997         1996
                                                ------       ------
       Subordinated debt due to related
         party, 13%, variable payments.....    $  4,329    $  4,329
       Less current maturities.............      (3,420)     (3,420)
                                               ---------   ---------
         Long-term subordinated debt.......    $    909    $    909
                                               =========   =========

  Under the subordinated debt agreement, interest is payable annually or if unpaid is added to the outstanding principal balance. Principal payments on the debt shall be made equal to the following percentage of the outstanding balance, including any accrued, but unpaid interest, each year as follows:
1998 - 79% and 1999 - 100%. Payment of principal and interest on the debt may only be made if the Partnership's cash flow is sufficient.

  The debt is subordinated to the payment of principal and interest on the bank line of credit (see Note 3) and to trade debt of the Partnership.

6.  EMPLOYEE BENEFIT PLAN

  The Partnership participates in an employee savings plan sponsored by PCI, which covers all full-time employees. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Partnership. The expense applicable for the Partnership's contribution to the savings plan was $144, $138 and $108 for the years ended February 28/29, 1997, 1996 and 1995, respectively.

7.  PARTNER'S PREFERRED REDEEMABLE CAPITAL

  Partner's preferred redeemable capital outstanding as of February 28/29, 1997, 1996 and 1995, is summarized as follows:

                                   1997                    1996                    1995
                             -----------------       -----------------       -----------------
                            Stated     Recorded     Stated     Recorded     Stated     Recorded
                             Value       Value       Value       Value       Value       Value
Partner's preferred
  redeemable capital...    $ 14,494    $ 14,494    $ 14,494    $ 14,494    $ 19,771    $ 12,391
                           =========   =========   =========   =========   =========   =========

  The preferred capital has cumulative distribution rights of 13% on the stated value which have been accrued as of February 28/29, 1997, 1996 and 1995. The preferred capital is redeemable out of future cash flows of the Partnership, to the extent available as defined in the partnership agreement.

  The preferred capital was originally recorded at the historical cost of assets and advances contributed by the partners which were entities under common control and such carrying value was less than the stated value of the preferred capital as set forth in the partnership agreement. The Partnership accrues the difference between the recorded value and stated value each year to the extent of available net income. No amount was accrued for the year ended February 28, 1997, as the difference was fully accrued as of February 28, 1996. During the years ended February 29/28, 1996 and 1995, $7,380 and $9,824, respectively, was accrued related to the difference between the carrying value and the stated value. The preferred capital has certain preferences in liquidation over the interests of the general capital accounts.

8.  PARTNERS' GENERAL CAPITAL

  The partnership agreement provides for the allocation of income (losses) from the date of formation of the Partnership, between the general partner and limited partner at 95% and 5%, respectively, after preferred capital accounts are allocated their cumulative preferred return and any difference between the carrying value and stated value of preferred capital is accrued. The limited partner's capital account cannot be reduced below its original contributed amount.

9.  DEVELOPMENT AGREEMENT

  The Partnership and the City of Davenport (the "City") are parties to a development agreement, which provides, among other things, for the following:

  Additional Development -- The Partnership was required to submit to the City plans for the development of certain property in close proximity to "The President". During the year ended February 29, 1996, the Partnership and the City reached a mutually acceptable development plan whereby, among other things, the Partnership was obligated to expend certain amounts for leasehold improvements in exchange for certain lease rights. As of February 28, 1997, the Partnership had made capital expenditures of $1,662 with regard to this obligation. As a result of this agreement, the Partnership will be released from its $250 surety bond obligation upon completion of the project, which is estimated to be the Summer of 1997.

  Boarding Fees -- The Partnership, pursuant to Chapter 99F of the Iowa Code and an ordinance enacted by the City, is required to pay the City an annual minimum fee equal to the greater of $559 or 50 cents per passenger boarding "The President".

  Docking Fees -- The Partnership is required to make docking fee payments to the City. The Partnership has guaranteed the City an annual lump sum payment of a base amount plus a per passenger payment for each passenger in excess of 1,117,579 passengers during the period April 1 to March 31. Such base and per passenger amounts for the periods ended March 31, 1997, 1996 and 1995 were $131, $126 and $121, and 11.7 cents, 11.2 cents and 10.8 cents, respectively. Both base and per passenger amounts are subject to an annual increase of 4.0%. Each payment prepays the docking fees for the following twelve month period.

  Special Payments in Lieu of Property Taxes -- The Partnership is required to make a special payment in lieu of property taxes on the "Guest Service Center". The Partnership has guaranteed the City an annual lump sum payment of $124 plus 20.0 cents per passenger for each passenger in excess of 1,117,579 during each period from January 1 to December 31, commencing January 1, 1995.

  Exclusive Agreement -- The Partnership will not pursue a gaming license in any other Iowa city or in Rock Island County, Illinois.

  Boat Operations -- The Partnership may not substitute another vessel to replace "The President" in Davenport, Iowa so long as an average of 2,250 passengers per day during the cruise season is maintained. If such passenger count is not maintained or if there is a material adverse change in the Iowa gaming law, the Partnership will be permitted to substitute an 800 passenger boat. However, temporary substitution during U.S. Coast Guard mandated hull inspections is permitted.

10.  RELATED PARTY TRANSACTIONS

  The Partnership is related to other entities through common ownership by its partners or principal officers. The Partnership purchased various services and property and equipment from such related parties. The amounts charged were based on specific identification of the products or services provided.
In addition, the Partnership entered into management advisory agreements with the general partner(s) for advisory services related to gaming and riverboat operations. The agreements provide for management fees based on a percentage of revenues. Transactions with such related parties occurring during the years ended February 28/29, 1997, 1996 and 1995, are summarized as follows:

                                         1997       1996       1995
                                        ------     ------     ------
        Management fees............    $  2,619   $  2,796   $  2,827
        Riverboat charter..........         350      1,260        --
        Property and equipment.....         120        237      1,008
        Hotel, retail and other....         262        250        267
        Legal services.............          --         20        222
        Miscellaneous services.....          23         16         22

  During November 1995, the Partnership entered into a lease agreement with a subsidiary of PCI for the charter of a riverboat. The terms of the agreement were for monthly charter fees of $350 for the period during which "The President" underwent its U.S. Coast Guard five-year mandated hull inspection. The Partnership paid $350 and $1,260 in such charter fees during 1997 and 1996, respectively.

  Interest incurred on related party borrowings totaled $579, $646 and $1,329 for the years ended February 28/29, 1997, 1996 and 1995, respectively.

11.  COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

  The Partnership is a party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these matters will not have a material adverse effect upon the Partnership's financial position or results of operations.

Operator's Contract

  The Partnership and the Riverboat Development Authority (the "Authority"), an Iowa non-profit corporation, entered into an operator's contract on December 28, 1989, which enables the Partnership to be the operator of an excursion gambling boat pursuant to the rules and regulations of the Iowa Racing and Gaming Commission. This contract was last amended on September 30,

1994. The contract, as amended, requires the Partnership to make payments of $28 weekly and an amount equal to one dollar and fifty cents for each admission, either paid or complimentary, in excess of 1,117,579 admissions for the period April 1 through March 31 of each year. The Partnership is also required to pay an annual payment of 2% of adjusted gaming receipts in excess of $34,000 for each of the Authority's fiscal years commencing July 1, 1994. The current contract expires March 31, 1998, provided however, that so long as the Partnership has substantially complied with the Iowa Racing and Gaming Rules, and the Authority's gaming license is renewed and/or is in effect, the parties will renegotiate thereafter the extension of the agreement for succeeding three-year periods, the last of which will terminate on the anniversary date of the license in the year to which Scott County, Iowa may extend its riverboat gaming referendum.

Guarantee of Indebtedness

  The Partnership, along with certain wholly-owned subsidiaries of PCI, has guaranteed on a senior subordinated basis certain debt of PCI. The Partnership's guarantee is limited to the amount owed from time to time by the Partnership to a subsidiary of PCI ($4,376 and $4,630 as of February 28/29, 1997 and 1996, respectively).

12.  SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURES

  Supplemental schedule of noncash investing and financing activities:

  Years ended February 28/29, 1997, 1996 and 1995 -- No material noncash investing and financing activities occurred.

  Interest paid by the Partnership, net of amounts capitalized, was $803, $931 and $1,579 for the years ended February 28/29, 1997, 1996 and 1995. respectively.

13. RECONCILIATION OF GAMING REVENUE REPORTED ON THE STATEMENTS OF OPERATIONS TO NET WIN REPORTED TO THE IOWA RACING AND GAMING COMMISSION ("IRGC")

                                            1997         1996        1995
                                           ------       ------      ------
    Gaming and gaming cruise revenue
      reported on the Statements
      of Operations....................   $ 62,456    $ 67,715    $ 68,348
    Net admissions revenue.............        --          --         (663)
                                          ---------   ---------   ---------
    Gaming revenue reported on the
      Statements of Operations.........     62,456      67,715      67,685
    Change in progressive
      liability (1)....................        (22)        300         268
    Change in slot hopper
      inventory (2)....................         55                    --
                                          ---------   ---------   ---------
        Net win reported to IRGC.......   $ 62,489    $ 68,015    $ 67,953
                                          =========   =========   =========

(1) In accordance with industry practice, the Partnership accrues a liability for progressive jackpots and reduces gaming revenue by an equal amount. This adjustment is necessary to reconcile gaming revenue reported on an accrual basis on the Statements of Operations to net win reported on a cash basis to the Iowa Racing and Gaming Commission.

(2) In accordance with IRGC regulations, the total slot machine hopper inventory level was determined by actual counts performed in a test basis. The estimated change from the initial inventory level has been accrued as a reduction of gaming revenue. The reduction has not yet been reported to the IRGC as an adjustment to adjusted gross revenue.

14.  SUBSEQUENT EVENT

  On April 14, 1997, the Partnership temporarily suspended operations as a result of flooding on the Mississippi River. The Partnership reopened on April 27, 1997. Although the Partnership has not experienced material damage to the property, the interruption of operations is expected to have an adverse impact on the Partnership's fiscal 1998 first quarter operating results.

                              THE CONNELLY GROUP, L.P.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended February 28/29, 1997, 1996 and 1995
                                  (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                               Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 1997...............    $  166       $   79       $  (50)(a)    $  195

Year ended February 29, 1996...............        73          153          (60)(a)       166

Year ended February 28, 1995...............        36           80          (43)(a)        73

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

INDEPENDENT AUDITORS' REPORT


To the Members of the Board of Directors of PRC Holdings Corporation:


We have audited the accompanying balance sheets of PRC Holdings Corporation (a wholly-owned subsidiary of President Casinos, Inc.) (the "Company"), as of February 28, 1997 and February 29, 1996, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the financial statement schedule listed in the Index as Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of PRC Holdings Corporation as of February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------



May 13, 1997

                            PRC HOLDINGS CORPORATION
                                 BALANCE SHEETS
                        (in thousands except share data)

                                                      Feb. 28,      Feb. 29,
                                         Notes          1997          1996
                                        -------        ------        ------
ASSETS

Due from related parties (net of
  allowance for doubtful accounts
  of $117,089 and $89,710 as of February
  28/29, 1997 and 1996, respectively).......         $ 128,526     $ 137,001
                                                     ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Due to related parties......................         $ 104,805     $ 104,495

COMMITMENTS AND CONTINGENT LIABILITIES.....2               --            --
                                                     ----------    ----------
STOCKHOLDER'S EQUITY:
Common Stock, $1 par value per share;
  1,000 shares authorized, 100 shares
  issued and outstanding....................                 1             1
Additional paid-in capital..................            96,218        96,566
Accumulated deficit.........................           (65,310)      (56,873)
Less due from related party.................            (7,188)       (7,188)
                                                     ----------    ----------
  Total stockholder's equity................            23,721        32,506
                                                     ----------    ----------
                                                     $ 128,526     $ 137,001
                                                     ==========    ==========

See Notes to Financial Statements.

                            PRC HOLDINGS CORPORATION
                            STATEMENTS OF OPERATIONS
                                (in thousands)

                                           Years Ended February 28/29,
                               Notes      1997         1996        1995
                              -------    ------       ------      ------
INTEREST INCOME:
 Related party interest income.....    $ 33,000     $ 30,761     $ 28,086

EXPENSE:
Provision for doubtful accounts-
  related party...................       27,379       89,710          --
Related party interest expense....       14,058       14,072       13,412
                                       ---------    ---------    ---------
  Total expense...................       41,437      103,782       13,412
                                       ---------    ---------    ---------
NET INCOME (LOSS) BEFORE
  INCOME TAXES....................       (8,437)     (73,021)      14,674

Income tax expense................          --           --         5,154
                                       ---------    ---------    ---------

NET INCOME (LOSS).................      $(8,437)    $(73,021)    $  9,520
                                       =========    =========    =========

See Notes to Financial Statements.

                          PRC HOLDINGS CORPORATION
                     STATEMENT OF STOCKHOLDER'S EQUITY
                              (in thousands)

                                                              Retained
                                                 Additional   Earnings     Due from
                                        Common     Paid-In  (Accumulated   Related
                                        Stock      Capital     Deficit)     Party       Total
                                      ---------   ---------   ---------   ---------   ---------
Years Ended February 28/29,
1995, 1996 and 1997:

Balance at February 28, 1994.......   $      1    $100,015     $  6,628     $(7,188)   $ 99,456

Capital distributions..............        --       (2,079)         --          --       (2,079)
Net income.........................        --          --         9,520         --        9,520
                                      ---------   ---------    ---------   ---------   ---------
Balance at February 28, 1995.......          1      97,936       16,148      (7,188)    106,897

Capital contributions..............        --        6,514          --          --        6,514
Capital distributions..............        --       (7,884)         --          --       (7,884)
Net loss...........................        --          --       (73,021)        --      (73,021)
                                      ---------   ---------    ---------   ---------   ---------
Balance at February 29, 1996.......          1      96,566      (56,873)     (7,188)     32,506

Capital contributions..............        --        1,347          --           --       1,347
Capital distributions..............        --       (1,695)         --           --      (1,695)
Net loss...........................        --          --        (8,437)         --      (8,437)
                                      ---------   ---------   ----------   ---------   ---------
Balance as of February 28, 1997....   $      1    $ 96,218    $ (65,310)   $ (7,188)   $ 23,721
                                      =========   =========   ==========   =========   =========

See Notes to Financial Statements.

                          PRC HOLDINGS CORPORATION
                          STATEMENTS OF CASH FLOWS
                               (in thousands)

                                              Years Ended February 28/29,
                                             1997        1996        1995
                                            ------      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)...................       $(8,437)   $(73,021)    $ 9,520

NON-CASH ITEMS INCLUDED IN EARNINGS:
  Provision for doubtful accounts...        27,379      89,710         --
                                          ---------   ---------   ---------
    Net cash provided by operating
      activities....................        18,942      16,689       9,520
                                          ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to related parties, net..           310     (12,943)    (10,403)
                                          ---------   ---------   ---------
  Net cash provided by (used in)
   investing activities.............           310     (12,943)    (10,403)
                                          ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties, net       (18,904)     (2,376)      2,962
  Capital distributions.............        (1,695)     (7,884)     (2,079)
  Capital contributions.............         1,347       6,514         --
                                          ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities..........       (19,252)     (3,746)        883
                                          ---------   ---------   ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS..............           --          --          --

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR..............           --          --          --
                                          ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
    AT END OF YEAR.................       $    --     $    --     $    --
                                          =========   =========   =========

See Notes to Financial Statements.

                             PRC HOLDINGS CORPORATION
                           NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES

  Basis of Presentation -- PRC Holdings Corporation (the "Company"), a Delaware corporation which was organized in February 1993, is a wholly-owned subsidiary of President Casinos, Inc. ("PCI"). The Company was capitalized with the proceeds of the initial public offering of PCI's Common Stock and intercompany receivables owed from certain subsidiaries and affiliates. The Company has no operations and acts as a conduit for intercompany accounts between PCI and its other subsidiaries and affiliates.

  Due to/from Related Parties -- Due from related parties primarily represents cash advances made to various other subsidiaries and affiliates of PCI or original intercompany receivable balances recorded in the recapitalization of PCI after the initial public offering. To the extent intercompany receivables at the time of the initial public offering related to the excess of the fair market value of assets contributed by a related party over their historical cost basis, such receivables are reflected as a reduction of stockholder's equity. Due to related parties primarily represents cash advanced to the Company by PCI after a private placement of notes in September 1993 and intercompany tax payable amounts. Related party interest income is recorded on intercompany receivables based on the effective rate incurred by PCI (14% as of February 28/29, 1997 and 1996). Related party interest expense is set equal to interest expense incurred by PCI on the notes discussed above.

  Allowance for Doubtful Accounts -- As a result of the nature of the intercompany transactions discussed above and in Note 3, the Company's "stand alone basis" equity may exceed that of PCI's equity. Such equity of the Company eliminates 100% in consolidation. During the year ended February 29, 1996, significant losses were incurred by the affiliates of the Company and their ability to repay amounts owed to the Company will be somewhat limited by their operations and by the overall capitalization of the consolidated group. Accordingly, due to the uncertainty surrounding these entities' ability to repay the Company, the Company has provided an allowance for doubtful accounts to the extent the Company's net worth exceeds that of the consolidated group.

  Income Taxes -- The Company files as part of the consolidated income tax return with its parent, PCI. Income tax expense represents an intercompany allocation based on a rate applicable as if the Company filed on a separate company basis.

  Use of Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2.  COMMITMENTS AND CONTINGENT LIABILITIES

  PCI and certain of its subsidiaries and affiliates are defendants in various lawsuits related to their gaming operations in various jurisdictions. Given the nature of the Company's relationship as a wholly-owned subsidiary of PCI and the intercompany nature of substantially all of its activities, any material adverse determination regarding litigation experienced by the parent could materially adversely effect the Company. Though the outcome of litigation is difficult to predict with certainty, management, after consultation with legal counsel, believes the ultimate resolution of all such litigation will not have a material adverse effect on the operations or financial condition of the Company.

3.  SUPPLEMENTAL CASH FLOW DISCLOSURES

  During fiscal 1994, the Company advanced all of its cash balances to another subsidiary of PCI. At that time such subsidiary became responsible for advancing cash to the other subsidiaries of PCI for short-term working capital requirements and the Company became responsible for long-term advances and interest thereon. As a result of this transaction, all changes in due to/due from related parties represent a pass through of cash from one subsidiary of PCI to another, intercompany allocations of income tax assets and liabilities based on the intercompany tax allocation agreement, compounding of interest accruals and short-term advances transferred to the Company as they mature to long-term.

                           PRC HOLDINGS CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
            For the Years Ended February 28/29, 1997, 1996 and 1995
                                 (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 1997...............   $ 89,710     $ 27,379     $    --       $117,089

Year ended February 29, 1996...............       --         89,710          --         89,710

Year ended February 28, 1995...............       --            --           --            --


                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX

  Exhibits
    3.1     Certificate of Incorporation of President Casinos, Inc., as
            amended. (2)
    3.2     Bylaws of President Casinos, Inc., as amended. (2)
    4.1     Indenture dated as of August 26, 1994 by and among the Company, the guarantors and United States Trust Company of New York ("U.S.
            Trust"). (6)
    4.2     Registration Rights Agreement dated August 26, 1994 by and among the Company, the Guarantors and Holders listed on Schedule A thereto. (6)
    4.3     Form of Senior Exchange Note issued pursuant to Indenture. (5)
    4.4     Warrant Agreement dated as of September 23, 1993 by and between the Company and U.S. Trust, as Warrant agent. (4)
    4.5     Warrant Agreement dated as of August 26, 1994 by and between the
            Company and U.S. Trust. (6)
    10.1    Amended and Restated Agreement of Limited Partnership of The
            Connelly Group, L.P. (1)
    10.2    Agreement between the Company and John E. Connelly. (2)
    10.3    Employment Agreement dated November 4, 1992 between the Company and John E. Connelly. (2)
    10.3.1  Amendment No. 1 to Employment Agreement dated December 15, 1994 between the Company and John E. Connelly. (9)
    10.4    Employment Agreement dated November 4, 1992 between the Company and Edward S. Ellers. (2)
    10.4.1  Amendment No. 1 to Employment Agreement dated March 13, 1995 between the Company and Edward S. Ellers. (9)
    10.4.2  Employment Separation and Consulting Agreement dated July 10, 1995 by and between Edward S. Ellers and the Company. (10)
    10.5    Mutual General Release and Non-Disparagement Agreement dated May
            29, 1995 between the Company and Gary Selesner. (12)
  * 10.6    Registrant's 1992 Stock Option Plan, as amended. (5)
  * 10.6.1  1996 President Casinos, Inc. Amended and Restated Stock Option
            Plan. (16)
    10.7    Amended and Restated Davenport - Connelly Development Agreement
            dated November 29, 1990 between The Connelly Group, L.P. and the
            City of Davenport, Iowa (the "Development Agreement"). (1)
    10.8    First Amendment to the Development Agreement dated August 21,
            1991.(1)
    10.9    Second Amendment to the Development Agreement dated April 10,
            1992.(1)
    10.10   Operator's Contract dated December 28, 1989 between the Riverboat
            Development Authority and The Connelly Group, L.P. (1)
    10.11   Amendment to Operator's Contract, dated December 29, 1993, between the Riverboat Development Authority and The Connelly Group, L.P.
            (4)
    10.12   Lease dated November 29, 1990 between the City of Davenport, Iowa and The Connelly Group, L.P. (1)
    10.13   Management Advisory Agreement for The Connelly Group, L.P. (1)

    10.14 Credit Agreement dated as of March 11, 1991 among The Connelly Group, L.P., TCG/Blackhawk and Firstar Bank Davenport, N.A. (1)
    10.15 Note dated March 11, 1991 from The Connelly Group, L.P. and TCG/Blackhawk to Firstar Bank Davenport, N.A. (1)
    10.16 Security Agreement dated March 11, 1991 between The Connelly Group, L.P. and Firstar Bank Davenport, N.A. (1)
    10.17 First Preferred Fleet Mortgage dated March 11, 1991 from The Connelly Group, L.P. to Firstar Bank Davenport, N.A. (1)
    10.18 Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents, dated March 11, 1991, by The Connelly Group, L.P. to Firstar Bank Davenport, N.A. on the Landing Promenade Property. A similar mortgage has been given to Firstar Bank Davenport, N.A. by TCG/Blackhawk on the Blackhawk Hotel Property. (1)
    10.19 Amendment to Note dated March 16, 1993 from The Connelly Group, L.P. and TCG/Blackhawk, Inc. to Firstar Bank Davenport, N.A. (2)
    10.19.1 Second Amendment to Note dated March 31, 1997 from The Connelly Group, L.P. and TCG/Blackhawk, Inc. to Firstar Bank Davenport, N.A.
    10.20 Lease Agreement dated September 1, 1977 between the City of St. Louis and JECA (successor to James B. Eads, Incorporated) ("'Lt. Robert E. Lee' Lease"). (1)
    10.21 Amended Lease Agreement dated July 16, 1990, amending the "Lt. Robert E. Lee" Lease. (1)
    10.22 Second Amendment to Lease Agreement effective June 19, 1992, amending the "Lt. Robert E. Lee" Lease. (1)
    10.23 Lease Agreement dated January 16, 1985 between the City of St. Louis and St. Louis River Cruise Lines, Inc. ("The Former 'President' Lease"). (1)
    10.24 Amended Lease Agreement dated July 16, 1990, amending The Former "President" Lease. (1)
    10.25 Second Amendment to Lease Agreement, effective June 19, 1992, amending The Former "President" Lease. (1)
    10.26 Lease Agreement dated August 7, 1986 between the City of St. Louis and St. Louis River Cruise Lines, Inc. (as successor to James B. Eads, Incorporated) ("'The Belle of St. Louis' Lease"). (1)
    10.27 Amended Lease Agreement dated July 16, 1990, amending "The Belle of St. Louis" Lease. (1)
    10.28 Second Amendment to Lease Agreement, effective June 19, 1992, amending "The Belle of St. Louis" Lease. (1)
    10.29 Lease Agreement dated November 30, 1988 between the City of St. Louis and JECA ("'The Becky Thatcher' Lease"). (1)
    10.30 Amended Lease Agreement dated July 16, 1990, amending "The Becky Thatcher" Lease. (1)
    10.31 Second Amendment to Lease Agreement effective June 19, 1992, amending "The Becky Thatcher" Lease. (1)
    10.32 Lease Agreement dated June 16, 1988 between the City of St. Louis and JECA ("Office Barge Lease"). (1)
    10.33 Amended Lease Agreement dated July 16, 1990, amending Office Barge Lease. (1)
    10.34 Second Amendment to Lease Agreement effective June 19, 1992, amending Office Barge Lease. (1)
    10.35 Lease Agreement dated December 20, 1983 between the City of St. Louis and S.S. Admiral Partners ("'The Admiral' Lease"). (1)
    10.36 Amendment and Assignment of Mooring Lease dated December 12, 1990, amending "The Admiral" Lease. (1)
    10.37 Second Amendment to Lease Agreement effective June 19, 1992, amending "The Admiral" Lease. (1)
    10.38 Promissory Note (Vessel-Term) dated July 8, 1992 from President Mississippi to Caterpillar. (3)
    10.39 Loan Agreement dated July 31, 1992 between President Mississippi and Caterpillar. (1)
    10.40 Preferred Fleet Mortgage dated July 8, 1992 between President Mississippi and Caterpillar. (1)
    10.41   Form of Indemnification Agreement for Directors and Officers. (1)
    10.42 Letter Agreement dated as of March 1, 1992 between John E. Connelly, Della III, Inc. and Edward S. Ellers. (2)
    10.43 Agreement among the Company, John E. Connelly, Edward S. Ellers, The Connelly Group, L.P., Della III, Inc. and Klehr, Harrison, Harvey, Branzburg & Ellers. (3)
    10.44 General Partnership Agreement of President R.C.-St. Regis Management Company dated as of August 9, 1993. (4)
    10.45 Management Agreement dated October 26, 1993 between The St. Regis Mohawk Tribe and President R.C.-St. Regis Management Company. (4)
    10.46 Lease Agreement, dated as of December 14, 1993, by and between Liberty Landing Associates and President Riverboat Casino-Philadelphia, Inc. (4)
    10.47 Assignment, dated as of December 14, 1993, pursuant to which Liberty Landing Associates ("Assignor") assigns, transfers and sets over unto President Riverboat Casino-Philadelphia, Inc. all of the rights, title and interest of Assignor in, to and under that certain Master Agreement to Lease, dated September 25, 1989, by and between Philadelphia Port Corporation and Assignor, as amended. (4)
    10.48 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994 by the Company and Subsidiary Pledgors in favor of United States Trust, as collateral agent. (6)
    10.49 Amended and Restated Management Agreement between the St. Regis Mohawk Tribe and President R.C.-St. Regis Management Company. (7)
    10.50 Charter Agreement dated February 17, 1995 by and between American Gaming & Entertainment, Ltd.("AGE") and the President Mississippi Charter Corporation. (8)
    10.51 Subcharter Agreement dated February 17, 1995 by and between President Mississippi Charter Corp. and President Riverboat Casino-Mississippi Inc. (8)
    10.52 Collateral Assignment Agreement dated February 17, 1995 by the President Mississippi Charter Corporation to AGE. (8)
    10.53 Employment Agreement dated March 13, 1995 by and between the Company and John S. Aylsworth. (9)
    10.54 Option Agreement dated March 13, 1995 by and between John S. Aylsworth and the Company. (12)
    10.55   Promissory Note dated February 17, 1995 from BH Acquisition Corp.

            to PRC Management, Inc. (12)
    10.56   Surety Agreement dated February 13, 1995 between John E. Connelly and PRC Management, Inc. (12)
    10.57   Charter Agreement dated October 27, 1994 by and between President
            Riverboat Casino-New York, Inc. and Missouri Gaming Company. (12)
    10.58   Charter Agreement dated August 17, 1995 by and among New Yorker
            Acquisition Corporation, Barden-Davis Casino, LLC and the
            Company. (11)
    10.59   Charter Agreement dated August 18, 1995 by and between President
            Riverboat Casino-New York, Inc. and Greater Dubuque Riverboat
            Entertainment Company, L.C. (11)
    10.60   Amendment to Charter Agreement dated August 18, 1995 by and between President Riverboat Casino-New York, Inc. and Greater
            Dubuque Riverboat Entertainment Company, L.C. (11)
    10.60.1 Asset Acquisition Agreement dated July 30, 1996, by and between
            President Riverboat Casino-New York, Inc. and Greater Dubuque
            Riverboat Entertainment Company, L.C. (15)
    10.61   Employment Agreement dated November 1, 1995 by and between the
            Company and James A. Zweifel. (11)
    10.62   Mutual Release and Non-Disparagement Agreement dated November 14,
            1995 by and between David Friedman and the Company, John E.
            Connelly, John S. Aylsworth, Floyd R. Ganassi, William C. Nelson,
            Russell L. Ray, Terrence L. Wirginis and Karl G. Andren. (11)
    10.63   Second Amended and Restated Management Agreement dated December 1,
            1995 between The St. Regis Mohawk Tribe and President R.C.-St.
            Regis Management Company. (11)
    10.64   "Natatorium Site" Lease Agreement dated July 20, 1995 by and between the City of Davenport, Iowa and The Connelly Group, L.P.
            through the President Riverboat Casino-Iowa, Inc. (the "Natatorium
            Site Lease"). (11)
    10.65   Amended and Restated Promissory Note dated February 15, 1996 from
            BH Acquisition Corp. to PRC Management, Inc. (13)
    10.66   Promissory Note dated February 15, 1996 from BH Acquisition Corp.
            to PRC Management, Inc. (13)
    10.67   Amended and Restated Surety Agreement dated February 15, 1996 between John E. Connelly and PRC Management, Inc. (13)
    10.68   Collateral Pledge Agreement dated February 15, 1996 between
            Connelly Hotel Associates, Inc. and PRC Management, Inc. (13)
    10.69   Third Amended and Restated Management Agreement dated April 18,
            1996 by and between the St. Regis Mohawk Tribe and President R.C.-
            St. Regis Management Company. (13)
    10.70   Letter Agreement dated May 7, 1996 by and between President
            Riverboat Casino-Philadelphia, Inc., Liberty Landing Associates,
            The Sheet Metal Workers' International Association Local Union
            #19, Delaware Avenue Development Corp. and Delaware-Washington
            Corp.(13)
    10.71   Independent Contractor Consulting Agreement dated May 15, 1996 by and between the Company and Terrence Wirginis. (13)
    10.72   Employment Agreement dated May 1, 1996 by and between the Company and Terrence Wirginis. (13)
    10.73   Letter of Intent Agreement, dated as of July 17, 1996, by and between President Riverboat Casino-Mississippi, Inc. and
            Primadonna Resorts, Inc. (14)
    10.74   Letter of Intent Agreement, dated as of July 17, 1996, by and between BH Acquisition Corporation and Primadonna Resorts, Inc.
            (14)
    10.75   First Amendment to Lease Agreement dated July 31, 1996, by and between President Riverboat Casino-Philadelphia, Inc. and Liberty
            Landing Associates (15)
    10.76   Second Amended Lease Agreement dated July 31, 1996, by and between
            Liberty Landing Associates and President Riverboat Casino-
            Philadelphia, Inc. (15)
    10.77   First Amendment to Corporate Guaranty dates July 31, 1996 by
            President Casinos, Inc. (15)
    10.78   Option Agreement dated July 31, 1996, by and between Liberty
            Landing Associates and President Riverboat Casino-Philadelphia,
            Inc. (15)
    10.78.1 Modification to Option Agreement dated December 12, 1996, by and between Liberty Landing Associates and President Riverboat
            Casinos-Philadelphia, Inc. (16)
    10.79   Asset Purchase Agreement dated October 14, 1996, by and between
            President Riverboat Casino-New York, Inc. and Southern Illinois
            Riverboat/Casino Cruises, Inc. (16)
  * 10.80   1998 Fiscal Year Management Incentive Plan Participant Form.
    21      Schedule of subsidiaries of the Company.
    23      Consent of Deloitte & Touche, L.L.P. with respect to the Company's
            Registration Statement on Form S-8, as filed on June 8, 1994.
    27      Financial Data Schedule.
    __________________

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-48446) filed on June 5, 1992.
(2) Incorporated be reference from the Company's Registration Statement on Form S-1 (Registration No. 33-63174), filed on May 21, 1993.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1993 filed on June 1, 1993.
(4) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(6) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1994 filed July 14, 1994.
(8) Incorporated by reference from the Company's Report on Form 8-K dated February 7, 1995.
(9) Incorporated by reference from the Company's Report on Form 8-K dated March 16, 1995.
(10) Incorporated by reference from the Company's Report on Form 8-K dated July 10, 1995.
(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995 filed January 12,