Form 10-Q
period 1997-05-31
PRESIDENT CASINOS INC
filed 1997-07-01
CIK 888507

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

                 For the quarterly period ended May 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value, 30,194,700 shares outstanding as of July 1, 1997.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                    Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 28, 1997................................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months Ended May 31, 1997 and 1996..................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 1997 and 1996..................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)....4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................5

Part II.  Other Information

  Item 1.  Legal Proceedings...........................................12

  Item 2.  Changes in Securities.......................................12

  Item 3.  Defaults Upon Senior Securities.............................12

  Item 4.  Submission of Matters to a Vote of Security Holders.........12

  Item 5.  Other Information...........................................12

  Item 6.  Exhibits and Reports on Form 8-K............................12

Signature..............................................................13

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                           May 31,   Feb. 28,
                                                          1997       1997
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 22,221   $ 25,115
  Short-term investments.........................            600        600
  Accounts receivable, net of allowance for
    doubtful accounts of $401 and $393...........          1,597        982
  Other current assets...........................          8,267      8,172
                                                        ---------  ---------
      Total current assets.......................         32,685     34,869
Property and equipment, net of accumulated
  depreciation of $49,541 and $45,851............        114,858    117,163
Other assets.....................................          3,471      3,872
                                                        ---------  ---------
                                                        $151,014   $155,904
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...........       $  1,772   $  1,772
  Other current liabilities......................         23,278     25,284
                                                        ---------  ---------
      Total current liabilities..................         25,050     27,056
Long-term debt, net of current maturities........        104,839    104,862
                                                        ---------  ---------
      Total liabilities..........................        129,889    131,918
                                                        ---------  ---------
Minority interest................................            283        265
Commitments and contingencies....................            --         --
Stockholders' equity:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 30,195 shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................        (81,189)   (78,310)
                                                        ---------  ---------
      Total stockholders' equity.................         20,842     23,721
                                                        ---------  ---------
                                                        $151,014   $155,904
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF OPERATIONS (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)                   Three Months Ended May 31,
                                                         1997        1996
                                                        ------      ------
OPERATING REVENUES:
  Gaming and gaming cruise.......................      $ 42,462    $ 45,161
  Food and beverage..............................         4,899       4,955
  Hotel, retail and other........................         1,930       2,641
  Less promotional allowances....................        (3,159)     (3,164)
                                                       ---------   ---------
    Net operating revenues.......................        46,132      49,593
                                                       ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming and gaming cruise.......................        24,640      25,812
  Food and beverage..............................         3,299       3,052
  Hotel, retail and other........................           554         628
  Selling, general and administrative............        12,463      12,862
  Depreciation and amortization..................         3,754       4,001
  Development costs..............................           870         234
                                                       ---------   ---------
    Total operating costs and expenses...........        45,580      46,589
                                                       ---------   ---------
OPERATING INCOME ................................           552       3,004
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income................................           270         198
  Interest expense...............................        (3,683)     (3,750)
                                                       ---------   ---------
    Total other income (expense).................        (3,413)     (3,552)
                                                       ---------   ---------
LOSS BEFORE MINORITY INTEREST....................        (2,861)       (548)
Minority interest................................            18          77
                                                       ---------   ---------
NET LOSS.........................................      $ (2,879)   $   (625)
                                                       =========   =========
Net loss per common and common equivalent share..       $ (0.10)    $ (0.02)
                                                       =========   =========
Weighted average common and common
  equivalent shares outstanding..................        30,195      30,195
                                                       =========   =========

See Notes to Condensed Consolidated Financial Statements.

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Three Months Ended May 31,
                                                         1997        1996
                                                        ------      ------

Net cash provided by (used in) operating
  activities......................................    $ (1,161)   $    614
                                                      ---------   ---------

Cash flows from investing activities:
  Expenditures for property and equipment.........      (1,637)     (2,506)
  Proceeds from sales of property and equipment...           4         --
  Purchase of lease options.......................         --         (500)
  Maturity of short-term investments..............         --          298
                                                      ---------   ---------
       Net cash used in investing activities......      (1,633)     (2,708)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................        (100)       (100)
  Payments on capital lease obligations...........         --         (400)
                                                      ---------   ---------
      Net cash used in financing activities.......        (100)       (500)
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........      (2,894)     (2,594)
Cash and cash equivalents at beginning of period..      25,115      19,756
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 22,221    $ 17,162
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest............................    $  6,656    $  6,721
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Lease options acquired on contracts which were
  accrued but not yet paid .......................    $    --    $   1,500
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                                               NOTES TO CONDENSED CONSOLIDATED
PRESIDENT CASINOS, INC.                       FINANCIAL STATEMENTS (UNAUDITED)
______________________________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The condensed consolidated financial statements include the accounts and operations of President Casinos, Inc. ("PCI"), its wholly-owned subsidiaries and a 95% owned limited partnership (collectively, the "Company"). The Company develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts gaming operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri. The Davenport operations are managed by a wholly owned subsidiary which is the general partner of the 95% Company owned operating partnership ("TCG"). The Company also operates two non-gaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. All material intercompany accounts and transactions have been eliminated.

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

  The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ending February 28, 1997. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

  Certain amounts for fiscal 1997 have been reclassified to conform with fiscal 1998 financial statement presentation.

2. COMMITMENTS AND CONTINGENT LIABILITIES

  On April 11, 1997, an action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGE"). AGE is the owner of "The Biloxi Barge" which is utilized in connection with the Company's Biloxi, Mississippi operations pursuant to a charter agreement between AGE and President Mississippi Charter Corporation ("Charter Corporation"). The action filed by AGE alleges that The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") and Charter Corporation have not complied with their respective obligations under the charter agreement, and requests the Court to require President Mississippi and Charter Corporation to perform under the charter agreement and to pay all sums due thereunder with interest and costs. In the alternative, AGE requests a judgement for the sum of $23,400 with interest and costs or such other relief as the Court may deem just and proper. The Company believes that AGE has breached its obligations under the charter agreement in a number of respects and, in connection therewith, the Company has withheld a portion of the charter payments due to AGE under the charter agreement. The Company has continued to accrue the full amount of such payments due under the charter agreement. An Answer and Counterclaim has been filed denying liability, alleging numerous legal and equitable defenses and counterclaiming for breach of warranty concerning the condition of the gaming barge on charter and litigation pertaining to the gaming barge.

  The Company is from time to time a party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. The Company does not believe that the outcome of any such litigation will have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming licenses of the Company's subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in the report.

Overview

  The Company's operating results are affected by a variety of factors, including competitive pressures, changes in regulations governing the Company's activities, the seasonal nature of the Company's business, the timing of the commencement of its proposed gaming operations, the amount of development expenses incurred by the Company and general weather conditions. Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods.

  --Competition

  Intensified competition for patrons has significantly impacted the results of operations in Davenport and St. Louis.

  Within a 25-mile radius of the Quad Cities, the Company's Davenport operation competes with three other casino operations. Expansion and increased marketing by these competitors continues to escalate and increase operating costs.

  Competition continues to expand in the St. Louis market with the March 1997 opening of two new casinos in Maryland Heights, a suburb twenty miles west of the Company's St. Louis operations.

  --Regulatory Matters

  The Company temporarily removed its casino vessel, "The President," from service in Davenport (from November 12, 1995 to April 3, 1996) for its Coast Guard mandated five-year hull inspection and to make certain improvements to the facility. During such period, the Company temporarily replaced "The President" with a smaller vessel, "The President Casino-Mississippi", thereby reducing Davenport's gaming square footage from approximately 37,000 square feet to 21,000 square feet for 34 days during the three-month period ended May 31, 1996.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. The Davenport casino operations were temporarily suspended for thirteen days during April 1997, as a result of flooding on the Mississippi River. Also as a result of flood conditions along the Mississippi River, the Company temporarily suspended operations aboard "The Admiral" in St. Louis for three days in May and eight days in June of 1996. Although the Company was not forced to suspend its St. Louis operations during the three-month period ended May 31, 1997, high waters caused reduced parking and a general public perception of diminished access to the casino which combined to negatively impact revenue during the period.

Results of Operations

Three-Month Period Ended May 31, 1997 Compared to the
Three-Month Period Ended May 31, 1996

  The following table highlights the results of operations for the Company's gaming and non-gaming cruise operating subsidiaries. Certain reclassifications have been made to fiscal year 1997 to conform to the fiscal 1998 presentation (dollars in millions).

                                           Three Months Ended May 31,
                                                  1997      1996
                                                 ------    ------
        Biloxi, Mississippi
          Operating revenues...................  $ 10.9    $ 11.3
          Income(loss) from operations.........  $  0.1    $ (0.1)
          EBITDA (a)...........................  $  0.9    $  0.6
          EBITDA margin........................     8.3%      5.3%

        Davenport, Iowa
          Operating revenues...................  $ 16.4    $ 16.9
          Income from operations...............  $  1.6    $  3.2
          EBITDA (a)...........................  $  2.6    $  4.2
          EBITDA margin........................    15.9%     24.9%

        St. Louis, Missouri
          Operating revenues...................  $ 17.7    $ 19.1
          Income from operations...............  $  1.3    $  1.4
          EBITDA (a)...........................  $  2.6    $  2.6
          EBITDA margin........................    14.7%     13.6%

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

  Operating revenues. The Company generated consolidated operating revenues of $46.1 million during the three-month period ended May 31, 1997 compared to $49.6 million during the three-month period ended May 31, 1996, a decrease of $3.5 million or 7.1%. All three gaming properties experienced a decrease in revenue. Additionally, a non-gaming subsidiary experienced a $1.1 million decrease in charter revenues as a result of the sale of the "Diamond Jo" and the "Riverclub", two of the Company's vessels that in the prior year had been under charter.

  Operating revenues from the Company's Davenport operations were adversely affected by flood conditions which caused the temporary suspension of operations for thirteen days during April 1997. The negative impact of flooding was offset, in part, by the Davenport operations increase in market share (excluding the period that operations were suspended) for the three-month period ended May 31, 1997 compared to the three month-period ended May 31, 1996. During the three-month period ended May 31, 1996, the Davenport operations were negatively affected, to a lesser extent, by construction which adversely affected parking and ingress to the casino (which construction was substantially completed in fiscal 1997) and by the substitution of a smaller vessel for one month of the quarter.

  The Company's St. Louis operating revenues were adversely affected in both three-month periods by flood conditions. Although the Company was not forced to suspend its St. Louis operations during the three-month period ended May 31, 1997, the high water levels occurred over a greater number of days than the prior year, which adversely affected admissions. Additionally, competition increased in the St. Louis market with the addition of two new casinos in March 1997.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) decreased to $3.7 million during the three-month period ended May 31, 1997, from $4.4 million during the three-month period ended May 31, 1996, a decrease of $0.7 million or 15.9%. The three-month period ended May 31, 1997 included a $1.1 million decrease in charter revenues discussed above. This was partially offset by $0.5 million of business interruption proceeds related to the temporary suspension of operations in St. Louis during the prior year that was recognized in the three-month period ended May 31, 1997.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $24.6 million during the three-month period ended May 31, 1997, compared to $25.8 million during the three-month period ended May 31, 1996, a decrease of $1.2 million or 4.7%. The primary contributing factors in the decrease included operating efficiencies implemented at all three properties and a proportional decrease in the gaming tax as a result of the decline in gaming revenues. These reductions were offset, in part, by increased promotional expenses at the Davenport operation. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 58.0% during the three-month period ended May 31, 1997 from 57.2% during the three-month period ended May 31, 1996. This increase is primarily attributed to the fixed gaming costs that continued to be incurred during the temporary suspension of the Davenport operations.

  The Company's consolidated selling, general and administrative expenses were $12.5 million during the three-month period ended May 31, 1997, compared to $12.9 million for the three-month period ended May 31, 1996, a decrease of $0.4 million or 3.1%. The decrease is attributable to operating efficiencies experienced at all three of the Company's casino operations, a decrease of expenses related to previously chartered vessels which were sold and a reduction of corporate overhead. These decreases were partially offset by an increase in sales and marketing expense at the Company's Davenport operations as a result of competitive pressures. As a percentage of consolidated revenues, selling, general and administrative expenses increased to 27.0% during the three-month period ended May 31, 1997 from 25.9% during the three-month period ended May 31, 1996. The increase in selling, general and administrative expenses as a percent of revenue is primarily attributable to fixed costs at the Davenport operations continuing during the 13-day temporary suspension of operations.

  Depreciation and amortization expenses were $3.8 million during the three-month period ended May 31, 1997, compared to $4.0 million during the three-month period ended May 31, 1996, a decrease of $0.2 million. The decrease is primarily attributable to the sale of two vessels in the prior year, offset, in part, by assets under construction during the three-month period ended May 31, 1996, which were subsequently placed in service.

  Development costs during the three-month period ended May 31, 1997 were $0.9 million compared to $0.2 million during the three-month period ended May 31, 1996, an increase of $0.7 million. The increase was primarily related to the amortization of the Philadelphia lease option.

  Operating income. As a result of the foregoing items, the Company had operating income of $0.6 million during the three-month period ended May 31, 1997, compared to $3.0 million during the three-month period ended May 31, 1996.

  Interest expense, net. The Company incurred net interest expense of $3.4 million during the three-month period ended May 31, 1997, compared to $3.6 million during the three-month period ended May 31, 1996, a decrease of $0.2 million.

  Net loss. The Company incurred a net loss of $2.9 million during the three-month period ended May 31, 1997, compared to a net loss of $0.6 million during the three-month period ended May 31, 1996.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $9.0 million of cash in order to fund daily operations. As of May 31, 1997, the Company had approximately $13.8 million in cash and short-term investments in excess of the required $9.0 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and fund capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned fiscal 1998 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company experienced a net cash decrease from investing activities of $1.6 million during the three-month period ended May 31, 1997, compared to a decrease of $2.7 million in the three-month period ended May 31, 1996. The net cash decrease from investing activities during both periods resulted primarily from expenditures on property and equipment. In addition, the Company paid $0.5 million related to options to lease property in Philadelphia, Pennsylvania, during the three-month period ending May 31, 1996.

  During the three-month period ended May 31, 1997, the Company made $0.1 million of principal payments, compared to $0.5 million during the three-month period ended May 31, 1996.

  The indenture governing the Company's Senior Notes due 2001 (the "Indenture"), restricts the ability of PCI, TCG and PCI's wholly-owned subsidiaries which are guarantors of the Senior Notes due 2001 (collectively, the "Guarantors"), among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Guarantors have the ability to seek to borrow additional funds of $15.0 million. The Indenture also provides that the Guarantors must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). The Company intends to utilize all such proceeds in accordance with the Indenture. In the event such proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par value an aggregate principal amount of Senior Notes equal to the amount by which such proceeds exceeds $5.0 million. The Company does not believe that the unutilized proceeds will exceed $5.0 million. The Indenture does not apply to PCI's consolidated entities which do not guarantee the Senior Notes due 2001.

  During fiscal 1998, the Company intends to make investments in property, plant and equipment at its current operations approximating $5.0 million, of which $1.6 million was spent in the first quarter.

  On May 13, 1997 the Company announced that it has agreed in principal to purchase for approximately $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from BH Acquisition Corporation ("BH"). BH is wholly owned by John E. Connelly, Chairman, President, Chief Executive Officer and principal stockholder of the Company. The property comprises approximately 260 acres and includes the Broadwater Resort and the Broadwater Tower, two hotels with over 500 rooms, the 138-slip Broadwater Marina and the adjacent 18-hole Sun Golf Course. The Broadwater Marina is currently the site of the Company's casino operations in Biloxi and is leased by the Company from BH under a long-term lease agreement. The purchase is subject to finalization of financing and various other details related to the transition. The Company anticipates the transaction to close in the second quarter of fiscal 1998.

  The Company anticipates investing $5.0 million (in addition to the $5.0 million investment in property and equipment discussed above) in President Broadwater Hotel, LLC, which would own the Broadwater properties. This entity would finance the purchase with $30.0 million of outside financing and $10.0 million of purchase money preferred equity from BH. Such financing would be non-recourse to the Company.

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

  In such case, the Company could pursue a number of alternatives to avail itself of additional capital, including borrowing additional funds either directly or on a stand-alone project basis, financing through lease agreements, selling equity securities and selling assets which are not currently generating revenues. The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming in other potential jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

  The Company has a $4.1 million outstanding term note payable that is collateralized by a boat and various equipment with a net book value of $8.6 million. Currently the note contains a covenant whereby the Company must maintain a minimum net worth of $20.0 million during fiscal 1998. Management believes that during fiscal 1998 the Company's net worth will fall below $20.0 million and that the loan will be subject to call. However, the fair market value of the vessel is in excess of the outstanding note balance and management believes that the Company will be able to renegotiate the terms, buy down a portion of the note or refinance the loan.

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

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The exhibits filed as part of this report are listed on Index to Exhibits accompanying this report.

        (b)  Reports on Form 8-K

             Not applicable.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: July 1, 1997                          /s/ James A. Zweifel
                                            -----------------------------
                                             James A. Zweifel
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.

  27 Financial Data Schedule for the three months ended May 31, 1997, as required under EDGAR.