Form 10-Q
period 1997-08-31
PRESIDENT CASINOS INC
filed 1997-10-10
CIK 888507

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

               For the quarterly period ended August 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,032,826 shares outstanding as of October 9, 1997.


==============================================================================

                            PRESIDENT CASINOS, INC.
                             INDEX TO FORM 10-Q


Part I.  Financial Information                                      Page No.

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 28, 1997.............................1

    Condensed Consolidated Statements of Operations
      and Loss Per Share Information (Unaudited) for the
      Three and Six Months Ended August 31, 1997 and 1996...............2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 1997 and 1996.................3

    Notes to Condensed Consolidated Financial Statements................4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................7

Part II.  Other Information

  Item 1.  Legal Proceedings...........................................15

  Item 2.  Changes in Securities.......................................15

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

  Item 5.  Other Information...........................................16

  Item 6.  Exhibits and Reports on Form 8-K............................17

Signature..............................................................18

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                          Aug. 31,   Feb. 28,
                                                          1997       1997
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 26,156   $ 25,115
  Restricted cash................................          5,168        --
  Short-term investments.........................            600        600
  Accounts receivable, net of allowance for
    doubtful accounts of $366 and $393...........          1,151        982
  Other current assets...........................          6,694      8,172
                                                        ---------  ---------
      Total current assets.......................         39,769     34,869
Property and equipment, net of accumulated
  depreciation of $52,362 and $45,851............        153,093    117,163
Other assets.....................................          3,069      3,872
                                                        ---------  ---------
                                                        $195,931   $155,904
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...........        $ 5,580   $  1,772
  Other current liabilities......................         29,080     25,284
                                                        ---------  ---------
      Total current liabilities..................         34,660     27,056
Long-term debt, net of current maturities........        131,273    104,862
                                                        ---------  ---------
      Total liabilities..........................        165,933    131,918
                                                        ---------  ---------
Minority interest................................         10,505        265
Commitments and contingencies....................            --         --
Stockholders' equity:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 5,033 shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................        (82,538)   (78,310)
                                                        ---------  ---------
      Total stockholders' equity.................         19,493     23,721
                                                        ---------  ---------
                                                        $195,931   $155,904
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PRESIDENT CASINOS, INC.             AND LOSS PER SHARE INFORMATION (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)         Three Months         Six Months
                                         Ended Aug. 31,      Ended Aug. 31,
                                         1997      1996      1997      1996
                                        ------    ------    ------    ------
OPERATING REVENUES:
 Gaming and gaming cruise............. $ 44,146  $ 42,715  $ 86,608  $ 87,876
 Food and beverage....................    5,513     5,035    10,412     9,990
 Hotel................................    1,199       505     1,551       891
 Retail and other.....................    1,603     2,330     3,181     4,585
 Less promotional allowances..........   (3,411)   (3,063)   (6,570)   (6,227)
                                       --------- --------- --------- ---------
  Net operating revenues..............   49,050    47,522    95,182    97,115
                                       --------- --------- --------- ---------
OPERATING COSTS AND EXPENSES:
 Gaming and gaming cruise.............   25,792    24,902    50,432    50,714
 Food and beverage....................    3,610     3,370     6,909     6,422
 Hotel................................      384       169       529       333
 Retail and other.....................      568       482       977       946
 Selling, general and administrative..   12,366    13,218    24,818    26,096
 Depreciation and amortization........    3,669     3,933     7,423     7,934
 Gain on sale of assets, net..........     (481)     (960)     (470)     (976)
 Development..........................      327       364     1,197       598
                                       --------- --------- --------- ---------
  Total operating costs and expenses..   46,235    45,478    91,815    92,067
                                       --------- --------- --------- ---------
OPERATING INCOME......................    2,815     2,044     3,367     5,048
Interest expense, net.................   (3,941)   (3,454)   (7,354)   (7,006)
                                       --------- --------- --------- ---------
LOSS BEFORE AND MINORITY INTEREST.....   (1,126)   (1,410)   (3,987)   (1,958)
Minority interest.....................      222        85       240       162
                                       --------- --------- --------- ---------
NET LOSS.............................. $ (1,348) $ (1,495) $ (4,227) $ (2,120)
                                       ========= ========= ========= =========
Net loss per common and
 common equivalent share..............  $ (0.27)  $ (0.30)  $ (0.84)  $ (0.42)
                                        ========  ========  ========  ========
Weighted average common and common
  equivalent shares outstanding.......    5,033     5,033     5,033     5,033
                                         ======    ======    ======    ======

See Notes to Condensed Consolidated Financial Statements.
                                                        CONDENSED CONSOLIDATED
PRESIDENT CASINOS, INC.                   STATEMENTS OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Six Months Ended Aug. 31,
                                                         1997        1996
                                                        ------      ------
Net cash provided by operating activities.........     $ 7,012    $  5,367
                                                       --------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........     (31,648)     (5,301)
  Changes in restricted cash......................      (5,168)        --
  Proceeds from the sale of property and equipment         996      11,444
  Purchase of lease options.......................         --       (2,050)
  Maturity of short-term investments..............         --          408
  Other...........................................         (59)        --
                                                      ---------   ---------
    Net cash provided by (used in)
      investing activities........................     (35,879)      4,501
                                                      ---------   ---------
Cash flows from financing activities:
  Proceeds from notes payable.....................      30,000         --
  Proceeds from a capital lease refund............         108         --
  Repayment of notes payable......................        (200)       (200)
  Payments on capital lease obligations...........         --         (613)
                                                      ---------   ---------
    Net cash provided by (used in)
      financing activities........................      29,908        (813)
                                                      ---------   ---------
Net increase in cash and cash equivalents.........       1,041       9,055
Cash and cash equivalents at beginning of period..      25,115      19,756
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 26,156    $ 28,811
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $  6,826    $  6,942
                                                      =========   =========
  Cash paid for income taxes, net
    of amounts recovered..........................    $    --     $    (59)
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Issuance of Class B Unit of L.L.C...............    $ 10,000    $    --
                                                      =========   =========
  Related party notes and interest thereon
    applied against purchase of Biloxi Property...    $  2,016    $    --
                                                      =========   =========
  Assets acquired under capital leases............    $    156    $    --
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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The condensed consolidated financial statements include the accounts and operations of President Casinos, Inc. ("PCI"), its wholly-owned subsidiaries and a 95% owned limited partnership (collectively, the "Company"). The Company develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts gaming operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri. The Davenport operations are managed by a wholly owned subsidiary which is the general partner of the 95% Company owned operating partnership ("TCG"). The Company also operates two non-gaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations that include the Broadwater Property that was acquired in July 1997. See Notes 2 and 3. All material intercompany accounts and transactions have been eliminated.

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

  All share information has been adjusted to reflect a one-for-six reverse stock split which was effective August 8, 1997 and reduced the outstanding shares of common stock from 30,194,700 to approximately 5,032,450 shares and increased the par value of the Company's common stock from $.01 to $.06 per share.

  Certain amounts for fiscal 1997 have been reclassified to conform with fiscal 1998 financial statement presentation.

2.  PROPERTY, PLANT AND EQUIPMENT

  On July 24, 1997, the Company acquired certain real estate and improvements from a wholly-owned entity of John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company located on the Gulf Coast in Biloxi, Mississippi for $40,500. See Note 3. The property comprises approximately 260 acres and includes a marina, two hotels and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). The following purchase price allocation is based upon the preliminary valuation of an independent appraisal performed:

      Land and land held for future development...   $ 40,732
      Machinery and equipment.....................        156
                                                     ---------
                                                     $ 40,888
                                                     =========

  The marina is currently the site of the Company's casino operations in Biloxi and had been leased by the Company under a long-term lease agreement.

3.  MINORITY INTEREST AND LONG-TERM DEBT

Minority Interest

  To effectuate the acquisition of the Broadwater Property as discussed in
Note 2, the Company entered into a Redemption Agreement dated as of July 22, 1997 (the "Redemption Agreement") by and among J. Edward Connelly Associates, Inc., a company controlled by Mr. Connelly ("JECA"), Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), and President Broadwater Hotel, L.L.C., a limited liability company formed by JECA and BHI for purposes of the transaction (the "LLC").

  BH Acquisition Corporation ("BH"), a company wholly-owned by Mr. Connelly, was the sole owner of the Broadwater Property. Prior to the closing of the transactions, JECA, the successor by merger to BH became the sole owner of the Broadwater Property. In connection with the formation of the LLC, JECA transferred its interest in the Broadwater Property to the LLC as a capital contribution in exchange for the sole outstanding membership interest in the LLC. Pursuant to the Redemption Agreement, BHI made a capital contribution of $5,000 to the LLC in exchange for the Class A Unit of the LLC as described in the Amended and Restated Limited Liability Company Operating Agreement of the LLC (the "Amended Operating Agreement"). The Class A Unit affords BHI control of the LLC. Simultaneously with BHI's acquisition of the Class A Unit, the LLC redeemed JECA's existing membership interest in the LLC in exchange for
(i) the cash payment by the LLC to JECA of $28,484, (ii) redemption of the $2,016 debt owed by BH to the Company and (iii) the issuance by the LLC to JECA of the Class B Unit of the LLC as described in the Amended Operating Agreement.

  The LLC is obligated to redeem the Class B Unit from JECA for a redemption price of $10,000 (the "Redemption Price") on the date on which the

Indebtedness (as hereinafter defined) is fully and finally discharged and the mortgage securing the Indebtedness is released. In addition, the Class B Unit entitles JECA to a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the Redemption Agreement.

Long-term Debt

  In order to finance the LLC's redemption of JECA's existing membership interest, the LLC borrowed the sum of $30,000 from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security documents, the LLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  The LLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, the LLC is obligated pay to the lender a loan fee in the amount of $7,000 (the "Loan Fee") which will be fully earned and nonrefundable when the Indebtedness is repaid; provided, however, that if the Indebtedness is repaid in full on or before September 30, 1998, then the Loan Fee will be reduced to $5,500.

  Pursuant to LLC's loan agreements, all of LLC's cash and future revenues are deposited to lockboxes that are controlled by the lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of LLC as defined by such agreements. Accordingly, the cash and cash equivalents of LLC have been classified as restricted cash.

4.  COMMITMENTS AND CONTINGENT LIABILITIES

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

5.  SUBSEQUENT EVENT

  In September 1997, the Company further modified its lease and option agreements for its lease rights to 18 acres of river front property in the Penn's Landing area of Philadelphia, Pennsylvania. Pursuant to the second modification of the lease agreement, the Company remitted $1,200 for the second preliminary term extension for the period from January 1, 1998 through September 30, 1998. This term extension may be extended at the election of the Company through December 31, 1997 on a month to month basis for $100 per month beginning October 1997. The Company also extended its right to secure additional option periods through December 31, 2000. The remaining terms and conditions of the agreements were substantially unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in the report.

Overview

  On July 24, 1997, the Company purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which is wholly-owned by John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. The property comprises approximately 260 acres and includes the Broadwater Resort and the Broadwater Tower, the 138-slip Broadwater Marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The Broadwater Marina is currently the site of the Company's casino operations in Biloxi and had been leased by the Company under a long-term lease agreement. The Company invested $5.0 million in President Broadwater Hotel, LLC, which owns the Broadwater Property. This entity financed the purchase with $30.0 million of outside financing and issued a $10.0 million membership interest (the Class B Unit) to the seller. Such financing is non-recourse to the Company.

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

  --Competition

  Intensified competition for patrons continues to occur at each of the Company's properties.

  Within a 25-mile radius of the Quad Cities, the Company's Davenport operation competes with three other casino operations. Expansion and increased marketing by these competitors continues to escalate causing increased operating costs.

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

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. The Davenport casino operations were temporarily suspended for thirteen days during April 1997, as a result of flooding on the Mississippi River. Also as a result of flood conditions, the Company temporarily suspended operations aboard "The Admiral" in St. Louis for three days in May and eight days in June of 1996. Although the Company was not forced to suspend its St. Louis operations during the six-month period ended August 31, 1997, high waters caused reduced parking and a general public perception of diminished access to the casino which combined to negatively impact revenue during the period.

Results of Operations

  The following table highlights the results of operations for the Company's gaming and non-gaming cruise operating subsidiaries. Certain reclassifications have been made to fiscal year 1997 to conform to the fiscal 1998 presentation (dollars in millions).

                                        Three Months Ended   Six Months Ended
                                            August 31,          August 31,
                                          1997      1996       1997     1996
                                         ------    ------     ------   ------
Biloxi, Mississippi
   Operating revenues.................  $ 10.5    $ 11.8     $ 21.3    $ 23.1
   Income (loss) from operations......  $ (0.5)   $  0.2     $ (0.4)   $  0.1
   EBITDA (a).........................  $  0.2    $  0.9     $  1.1    $  1.5
   EBITDA margin......................     1.9%      7.6%       5.2%      6.5%

Davenport, Iowa
   Operating revenues.................  $ 18.7    $ 17.0     $ 35.1    $ 34.0
   Income from operations.............  $  3.7    $  3.0     $  5.2    $  6.3
   EBITDA (a).........................  $  4.7    $  4.0     $  7.3    $  8.2
   EBITDA margin......................    25.1%     23.5%      20.8%     24.1%

St. Louis, Missouri
   Operating revenues.................  $ 17.5    $ 16.4     $ 35.2    $ 35.5
   Income (loss) from operations......  $  0.9    $ (0.6)    $  2.3    $  0.8
   EBITDA (a).........................  $  2.3    $  0.6     $  4.9    $  3.3
   EBITDA margin......................    13.1%      3.7%      13.9%      9.3%

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

Three-Month Period Ended August 31, 1997 Compared to the
Three-Month Period Ended August 31, 1996

  Operating revenues. The Company generated consolidated operating revenues of $49.1 million during the three-month period ended August 31, 1997 compared to $47.5 million during the three-month period ended August 31, 1996, an increase of $1.6 million or 3.4%. The Davenport and St. Louis gaming operations experienced an increase in operating revenues. Davenport benefitted by the completion of various construction projects that limited access to the casino during the prior year's three-month period. St. Louis's revenues increased over the flood impacted prior year's three-month period. These increases were partially offset by a decrease in operating revenue at the Biloxi operations. Additionally, a non-gaming subsidiary experienced a $1.0 million decrease in charter revenues as a result of the sale of two of the Company's vessels that in the prior year had been under charter.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) increased to $4.9 million during the three-month period ended August 31, 1997, from $4.8 million during the three-month period ended August 31, 1996, an increase of $0.1 million or 2.1%. The increase was substantially attributable to $1.1 million revenue contributed by the Broadwater Property, which was acquired in July 1997, offset by the $1.0 million decrease in charter revenues during the three-month period ended August 31, 1997, as discussed above.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $25.8 million during the three-month period ended August 31, 1997, compared to $24.9 million during the three-month period ended August 31, 1996, an increase of $0.9 million or 3.6%. The increase was primarily attributable to promotional expenses at the Davenport operation and a proportional increase in gaming tax as a result of the increase in gaming revenues. These were offset, in part, by ongoing operational efficiencies experienced at all three properties. As a percentage of gaming revenues, gaming and gaming cruise costs were 58.4% during the three-month period ended August 31, 1997, compared to 58.3% during the three-month period ended August 31, 1996.

  The Company's consolidated selling, general and administrative expenses were $12.4 million during the three-month period ended August 31, 1997, compared to $13.2 million for the three-month period ended August 31, 1996, a decrease of

$0.8 million or 6.1%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 25.3% during the three-month period ended August 31, 1997 from 27.8% during the three-month period ended August 31, 1996. The decreases were primarily attributable to two factors.
The St. Louis property successfully challenged a tax assessment and reduced its current and potentially its future annual taxes by $0.6 million. Accordingly, the Company recorded $0.2 million of savings related to this quarter and recorded income of $0.6 million related to refunds and to the relief of prior period accruals. The second key reduction in costs related to the acquisition of the Broadwater Property which eliminated, on a consolidated basis, the marina lease expense Biloxi casino. The reduction in expense was $0.3 million for this three-month period and will reduce future quarterly expenses by approximately $0.7 million.

  Depreciation and amortization expenses were $3.7 million during the three-month period ended August 31, 1997, compared to $3.9 million during the three-month period ended August 31, 1996, a decrease of $0.2 million. The decrease is primarily attributable to the sale of two vessels in the prior year.

  Development costs during the three-month period ended August 31, 1997 were $0.3 million compared to $0.4 million during the three-month period ended August 31, 1996, a decrease of $0.1 million. The decrease was primarily related to a decrease in development activities in St. Louis related to the development of a second vessel, which was subsequently suspended, offset by the amortization of the Philadelphia lease option.

  Operating income. As a result of the foregoing items, the Company had operating income of $2.8 million during the three-month period ended August 31, 1997, compared to $2.0 million during the three-month period ended August 31, 1996.

  Interest expense, net. The Company incurred net interest expense of $3.9 million during the three-month period ended August 31, 1997, compared to $3.5 million during the three-month period ended August 31, 1996, an increase of $0.4 million or 11.4%. The increase was attributable to an additional $30.0 million of debt incurred by the Company in conjunction with the purchase of the Broadwater Property in July 1997.

  Minority interest expense was $0.2 million during the three-month period ended August 31, 1997, compared to $0.1 million during the three-month period ended August 31, 1996, an increase of $0.1 million. The increase is primarily attributable to financing the acquisition of the Broadwater Property within the current quarter. Such related minority interest expense for a full quarter will be approximately $0.2 million.

  Net loss. The Company incurred a net loss of $1.3 million during the three-month period ended August 31, 1997, compared to a net loss of $1.5 million during the three-month period ended August 31, 1996.

Six-Month Period Ended August 31, 1997 Compared to the
Six-Month Period Ended August 31, 1996

  Operating revenues. The Company generated consolidated operating revenues of $95.2 million during the six-month period ended August 31, 1997 compared to $97.1 million during the six-month period ended August 31, 1996, a decrease of $1.9 million or 2.0%. On a consolidated basis, the three gaming properties experienced a decrease in revenue $1.0 million. Additionally, a non-gaming subsidiary experienced a $2.1 million decrease in charter revenues as a result of the sale of two of the Company's vessels that in the prior year had been under charter. This was partially offset by $1.1 million revenue contributed by the Broadwater Property, which was acquired in July 1997.

  Operating revenues from the Company's Davenport operations were positively affected by an increase in market share (excluding the period that operations were suspended) for the six-month period ended August 31, 1997 compared to the six month-period ended August 31, 1996. This was offset, in part, by flood conditions which caused the temporary suspension of operations for thirteen days during April 1997. During the six-month period ended August 31, 1996, the Davenport operations were negatively affected by construction which adversely affected parking and ingress to the casino (which construction was substantially completed in fiscal 1997) and by the substitution of a smaller vessel for one month of the first quarter.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) were $8.6 million during the six-month period ended August 31, 1997, compared to $9.2 million during the six-month period ended August 31, 1996, a decrease of $0.6 million or 6.5%. The decrease largely attributable to a $2.1 million decrease in charter revenues as a result of the sale of the two vessels discussed above. This was partially offset by $1.1 million revenue contributed by the Broadwater Property, which were acquired in July 1997, and $0.5 million of business interruption insurance proceeds related to the temporary suspension of operations in St. Louis during the prior year that was recognized in the three-month period ended May 31, 1997.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $50.4 million during the six-month period ended August 31, 1997, compared to $50.7 million during the six-month period ended August 31, 1996, a decrease of $0.3 million or 0.1%. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 58.2% during the six-month period ended August 31, 1997 from 57.7% during the six-month period ended August 31, 1996. This decrease in gaming margin was primarily attributable to increases in gaming costs at the Davenport property.

  The Company's consolidated selling, general and administrative expenses were $24.8 million during the six-month period ended August 31, 1997, compared to $26.1 million during the six-month period ended August 31, 1996, a decrease of $1.3 million or 5.0%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 26.1% during the six-month period ended August 31, 1997, from 27.3% during the six-month period ended

August 31, 1996.  The decreases are primarily attributable to two factors.
The St. Louis property successfully challenged a tax assessment and reduced its current and future annual taxes by $0.6 million, until such time as a different tax assessment is made. Accordingly, the Company recorded $0.3 million of savings related to the six-month period ended August 31, 1997 and recorded income of $0.7 million related to refunds and to the relief of prior period accruals. The second key reduction in costs related to the acquisition of the Broadwater Property which has eliminated, on a consolidated basis, the marina lease expense. This savings was $0.3 million for the six-month period ended August 31, 1997 and will reduce future quarterly expenses by $0.7 million.

  During the six-month period ended August 31, 1997, the Company recognized a net gain on the sale and disposal of assets of $0.5 million. This gain was primarily related to the sale of a vessel which the Company did not intend to use in future operations. During the six-month period ended August 31, 1996, the Company recognized a net gain on the sale and disposal of assets of $1.0 million. This gain was primarily related to the exercise of a purchase option by the charterer of one of the Company's casino vessels.

  Depreciation and amortization expenses were $7.4 million during the six-month period ended August 31, 1997, compared to $7.9 million during the six-month period ended August 31, 1996, a decrease of $0.5 million or 6.3%. The decrease is primarily attributable to the sale of two vessels in the prior year.

  During the six-month period ended August 31, 1997, the Company incurred development costs of $1.2 million primarily related to the Company's lease option in Philadelphia, Pennsylvania and other potential gaming jurisdictions. During the six-month period ended August 31, 1996, the Company incurred development costs of $0.6 million related to the proposed application and implementation of the second gaming vessel in St. Louis.

  Operating income. As a result of the items discussed above, the Company had operating income of $3.4 million during the six-month period ended August 31, 1997, compared to operating income of $5.0 million during the six-month period ended August 31, 1996.

  Interest expense, net. The Company incurred net interest expense of $7.4 million during the six-month period ended August 31, 1997, compared to $7.0 million during the six-month period ended August 31, 1996, an increase of $0.4 million or 5.7%. The increase was attributable to an additional $30.0 million of debt incurred by the Company in conjunction with the purchase of the Broadwater Property in July 1997.

  Minority interest expense was $0.2 million for both the six-month periods ended August 31, 1997 and 1996. This expense will increase significantly during the remainder of this year and future years due to the acquisition of
the Broadwater Property in late July 1997.   The Broadwater-related minority
interest expense for a full quarter will be approximately $0.2 million.

  Net loss. The Company incurred a net loss of $4.2 during the six-month period ended August 31, 1997, compared to a net loss of $2.1 million during the six-month period ended August 31, 1996.

Liquidity and Capital Resources.

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $9.0 million of cash in order to fund daily operations. As of August 31, 1997, the Company had approximately $17.8 million in non-restricted cash and short-term investments available in excess of the approximately $9.0 million to fund operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make major capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned fiscal 1998 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  Pursuant to LLC's loan agreements, all of LLC's cash and future revenues are deposited to lockboxes that are controlled by the lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of LLC as defined by such agreements.

  Investing activities of the Company used $35.9 million of cash during the six-month period ended August 31, 1997, compared to the $4.5 million provided by investing activities during the six-month period ended August 31, 1996. During the six-month period ended August 31, 1997, the Company spent $33.7 primarily on the acquisition of the Broadwater Property, offset by the receipt of $1.0 million of proceeds primarily from the sale of two vessels that the Company did not intend to use in future operations. During the six-month period ended August 31, 1996, $11.4 million of proceeds from the sale of a vessel were partially offset by $5.3 million for expenditures for property and equipment and $2.0 million related to the purchase of certain lease options in Philadelphia.

  During the six-month period ended August 31, 1997, the Company made $0.2 million of principal payments, compared to $0.8 million during the six-month period ended August 31, 1996. During the six-month period ended August 31, 1996, the principal payments included $0.6 million on capital lease obligations of which no comparable payments were made during the six-month period ended August 31, 1997.

  The indenture governing the Company's Senior Notes due 2001 (the "Indenture"), restricts the ability of PCI, TCG and PCI's wholly-owned subsidiaries which are guarantors of the Senior Notes due 2001 (collectively, the "Guarantors"), among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Guarantors have the ability to seek to borrow additional funds of $15.0 million. The Indenture also provides that the Guarantors must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). The Company intends to utilize all such proceeds in accordance with the Indenture. In the event such proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par value an aggregate principal amount of Senior Notes equal to the amount by which such proceeds exceeds $5.0 million. The Company does not believe that the unutilized proceeds will exceed $5.0 million. Only certain provisions of the Indenture apply to PCI's consolidated entities which do not guarantee the Senior Notes due 2001.

  During the remainder of fiscal 1998, the Company intends to make investments in property, plant and equipment at its current operations approximating $1.8 million.

  In September 1997, the Company further modified its lease and option agreements for its lease rights to 18 acres of river front property in the Penn's Landing area of Philadelphia, Pennsylvania. Pursuant to the second modification of the lease agreement, the Company remitted $1.2 million for the second preliminary term extension for the period from January 1, 1998 through September 30, 1998. This term extension may be extended at the election of the Company through December 31, 1997 on a month to month basis for $.1 million per month beginning in October 1997. The Company also extended its right to secure additional option periods through December 31, 2000. The remaining terms and conditions of the agreements were substantially unchanged.

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

  The Company has a $4.0 million outstanding term note payable that is collateralized by a boat and various equipment with a net book value of $8.5 million. The note contains a covenant whereby the Company must maintain a minimum net worth of $20.0 million during fiscal 1998. The Company's net worth is currently below $20.0 million. During the three-month period ended August 31, 1997, the Company received a waiver of the covenant through February 28, 1998. Since the fair market value of the vessel is in excess of the outstanding note balance, management believes that the Company will be able to renegotiate the terms, buy down a portion of the note or refinance the loan at such time as the waiver terminates.

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

Item 2.  Changes in Securities

  Effective August 8, 1997, the Company amended its Amended Certificate of Incorporation to effect a one-for-six reverse stock split, pursuant to which the number of outstanding shares of Common Stock of the Company was reduced from 30,194,700 to approximately 5,032,450 and the par value of the Company's Common Stock was increased from $0.01 per share to $0.06 per share.

Item 3.  Defaults Upon Senior Securities

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its annual stockholders' meeting on July 23, 1997. The following matters were voted upon at the meeting:

    1.  Election of one Class II Director:
                                                      Votes Cast
                                            -----------------------------
                                                             Against or
        Name of Director Elected                 For          Withheld
        ------------------------            -------------  --------------
            Terrence L. Wirginis               4,473,340      200,973

        Name of Each Other Director Whose Term of
        Office as Director Continues After the Meeting
        ----------------------------------------------
            John E. Connelly
            John S. Aylsworth
            Karl G. Andren

    2. Proposal to approve an amendment to the Amended Certificate of Incorporation of the Company in order to enable the Company to effect a one-for-six reverse stock split and an increase in the par value of the Company's Common Stock from $0.01 to $0.06 per share:

                                 Votes Cast
                        -----------------------------
                                         Against or
                             For          Withheld
                        -------------  --------------
                          4,414,416       259,897

    3.  Proposal to adopt the President Casinos, Inc. 1997 Stock Option Plan:

                                  Votes Cast
                        -----------------------------
                                         Against or
                             For          Withheld
                        -------------  --------------
                          3,999,169       632,933

    There were 42,211 broker non-votes with regard to the matters voted upon at the meeting.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

        See Exhibit Index.

  (b) Reports on Form 8-K

           On August 6, 1997, the Company filed a Current Report on Form 8-K dated July 24, 1997, reporting under Item 2 that the Company completed the acquisition for approximately $40.5 million of certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from J. Edward Connelly Associates, Inc., a Pennsylvania corporation ("JECA"), pursuant to the terms of a Redemption Agreement dated as of July 22, 1997 by and among JECA, Broadwater Hotel, Inc., a Mississippi corporation and the wholly-owned subsidiary of the Company ("BHI"), and President Broadwater Hotel, L.L.C., a Mississippi limited liability company formed by JECA and BHI for purposes of the transaction. JECA is controlled by John E. Connelly, the Chairman of the Board of the Company and the beneficial owner of approximately 32% of the Company's outstanding common stock.

           On October 8, 1997, the Company filed Amendment No. 1 to Current Report on Form 8-K/A dated July 24, 1997, reporting under Item 7 the financial statements of the business acquired discussed in the above paragraph.

(a)  Exhibits

     See Exhibit Index.

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


                                             President Casinos, Inc.
                                            --------------------------
                                             (Registrant)


Date:  October 10, 1997                     /s/ James A. Zweifel
                                            --------------------------
                                             James A. Zweifel
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                                EXHIBIT INDEX
                               ---------------

EXHIBIT NO.   DESCRIPTION

     3.1      Amended By-Laws.

    10.1 Modification to First Amendment to Lease Agreement, dated September 12, 1997, by and between Liberty Landing Associates and President Riverboat Casino-Philadelphia, Inc.

    10.2 Second Modification to Option Agreement, dated September 12, 1997, by and between Liberty Landing Associates and President Riverboat Casino-Philadelphia, Inc.

    27 Financial Data Schedule for the six-month period ended August 31, 1997, as required under EDGAR.