Form 10-Q
period 1997-11-30
PRESIDENT CASINOS INC
filed 1998-01-14
CIK 888507

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

              For the quarterly period ended November 30, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,032,900 shares outstanding as of January 14, 1998.


==============================================================================

                            PRESIDENT CASINOS, INC.
                             INDEX TO FORM 10-Q


Part I.  Financial Information                                      Page No.

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 28, 1997...........................1

    Condensed Consolidated Statements of Operations
      and Loss Per Share Information (Unaudited) for the
      Three and Nine Months Ended November 30, 1997 and 1996............2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 1997 and 1996..............3

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

  Item 5.  Other Information...........................................16

  Item 6.  Exhibits and Reports on Form 8-K............................17

Signature..............................................................18

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                          Nov. 30,   Feb. 28,
                                                          1997       1997
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 20,224   $ 25,115
  Restricted cash................................          4,736        --
  Short-term investments.........................          2,600        600
  Accounts receivable, net of allowance for
    doubtful accounts of $414 and $393...........          1,133        982
  Other current assets...........................          7,714      8,172
                                                        ---------  ---------
      Total current assets.......................         36,407     34,869
Property and equipment, net of accumulated
  depreciation of $55,138 and $45,851............        150,590    117,163
Other assets.....................................          2,833      3,872
                                                        ---------  ---------
                                                        $189,830   $155,904
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...........        $ 5,408   $  1,772
  Other current liabilities......................         27,638     25,284
                                                        ---------  ---------
      Total current liabilities..................         33,046     27,056
Long-term debt, net of current maturities........        131,309    104,862
                                                        ---------  ---------
      Total liabilities..........................        164,355    131,918
                                                        ---------  ---------
Minority interest................................         10,663        265
Commitments and contingencies....................            --         --
Stockholders' equity:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 5,033 shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................        (87,219)   (78,310)
                                                        ---------  ---------
      Total stockholders' equity.................         14,812     23,721
                                                        ---------  ---------
                                                        $189,830   $155,904
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PRESIDENT CASINOS, INC.             AND LOSS PER SHARE INFORMATION (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)         Three Months        Nine Months
                                         Ended Nov. 30,      Ended Nov. 30,
                                         1997      1996      1997      1996
                                        ------    ------    ------    ------
OPERATING REVENUES:
 Gaming and gaming cruise............. $ 40,813  $ 42,843  $127,421  $130,719
 Food and beverage....................    5,185     5,162    15,597    15,152
 Hotel................................    1,706       457     3,257     1,348
 Retail and other.....................    1,590     1,364     4,771     5,949
 Less promotional allowances..........   (3,169)   (3,298)   (9,739)   (9,525)
                                       --------- --------- --------- ---------
  Net operating revenues..............   46,125    46,528   141,307   143,643
                                       --------- --------- --------- ---------
OPERATING COSTS AND EXPENSES:
 Gaming and gaming cruise.............   24,434    25,323    74,866    76,037
 Food and beverage....................    3,497     3,417    10,406     9,839
 Hotel................................      507       181     1,036       514
 Retail and other.....................      667       451     1,644     1,396
 Selling, general and administrative..   12,608    12,337    37,426    38,434
 Depreciation and amortization........    3,417     3,716    10,840    11,650
 Loss (gain) on sale of assets, net...       13      (444)     (457)   (1,420)
 Development..........................      595       --      1,792       598
                                       --------- --------- --------- ---------
  Total operating costs and expenses..   45,738    44,981   137,553   137,048
                                       --------- --------- --------- ---------
OPERATING INCOME......................      387     1,547     3,754     6,595
Interest expense, net.................    4,755     3,326    12,109    10,332
                                       --------- --------- --------- ---------
LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST...................   (4,368)   (1,779)   (8,355)   (3,737)
Income tax benefit....................       --       275        --       275
Minority interest.....................     (314)      (70)     (554)     (232)
                                       --------- --------- --------- ---------
NET LOSS.............................. $ (4,682) $ (1,574) $ (8,909) $ (3,694)
                                       ========= ========= ========= =========
Net loss per common and
 common equivalent share..............  $ (0.93)  $ (0.31)  $ (1.77)  $ (0.73)
                                        ========  ========  ========  ========
Weighted average common and common
  equivalent shares outstanding.......    5,033     5,033     5,033     5,033
                                         ======    ======    ======    ======

See Notes to Condensed Consolidated Financial Statements.

                                                        CONDENSED CONSOLIDATED
PRESIDENT CASINOS, INC.                   STATEMENTS OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Nine Months Ended Nov. 30,
                                                         1997        1996
                                                        ------      ------
Net cash provided by operating activities.........     $ 5,109    $  5,714
                                                       --------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........     (32,722)     (8,469)
  Changes in restricted cash......................      (4,736)        --
  Proceeds from the sale of property and equipment       1,077      13,794
  Purchase of lease options.......................      (1,200)     (2,169)
  Purchase of short-term investments..............      (2,000)        --
  Maturity of short-term investments..............         --          408
  Minority interest...............................        (103)        --
  Other...........................................         (59)        --
                                                      ---------   ---------
    Net cash provided by (used in)
      investing activities........................     (39,743)      3,564
                                                      ---------   ---------
Cash flows from financing activities:
  Proceeds from notes payable.....................      30,000         --
  Proceeds from a capital lease refund............         108         --
  Repayment of notes payable......................        (300)       (300)
  Payments on capital lease obligations...........         (65)       (722)
                                                      ---------   ---------
    Net cash provided by (used in)
      financing activities........................      29,743      (1,022)
                                                      ---------   ---------
Net increase (decrease) in
  cash and cash equivalents.......................      (4,891)      8,256
Cash and cash equivalents at beginning of period..      25,115      19,756
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 20,224    $ 28,012
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $ 14,313    $ 13,459
  Cash paid for income taxes, net
    of amounts recovered..........................    $    --     $ (1,184)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Issuance of Class B Unit of LLC.................    $ 10,000    $    --
  Related party notes and interest thereon
    applied against purchase of Biloxi Property...    $  2,016    $    --
  Assets acquired under capital leases............    $    156    $    --
  Minority interest distribution..................    $     53    $    --
  Retirement of capital lease obligations.........    $     48    $    --

See Notes to Condensed Consolidated Financial Statements.

                                                            NOTES TO CONDENSED
PRESIDENT CASINOS, INC.                      CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The condensed consolidated financial statements include the accounts and operations of President Casinos, Inc. ("PCI"), its wholly-owned subsidiaries and a 95% owned limited partnership (collectively, the "Company"). The Company develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts gaming operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri. The Davenport operations are managed by a wholly owned subsidiary which is the general partner of the 95% Company owned operating partnership ("TCG"). The Company also operates two non-gaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations, including the Broadwater Property that was acquired by the Company in July 1997. All material intercompany accounts and transactions have been eliminated.

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

  All share information has been adjusted to reflect a one-for-six reverse stock split effective August 8, 1997 which reduced the outstanding shares of common stock from 30,194,700 to approximately 5,032,900 shares and increased the par value of the Company's common stock from $.01 to $.06 per share.

  Certain amounts for fiscal 1997 have been reclassified to conform with fiscal 1998 financial statement presentation.

2.  PROPERTY, PLANT AND EQUIPMENT

  On July 24, 1997, the Company acquired certain real estate and improvements from a wholly-owned entity of John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company located on the Gulf Coast in Biloxi, Mississippi for $40,500. See Note 4. The property comprises approximately 260 acres and includes a marina, two hotels and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). The following purchase price allocation is based upon the valuation of an independent appraisal performed:

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

3.  LEASE OPTIONS

  In September 1997, the Company further modified its lease and option agreements for its lease rights to 18 acres of river front property in the Penn's Landing area of Philadelphia, Pennsylvania. Pursuant to the second modification of the lease agreement, the Company remitted $1,200 for the second preliminary term extension for the period from January 1, 1998 through September 30, 1998. This term extension may be extended at the election of the Company through December 31, 1998 on a month to month basis for $100 per month beginning October 1998. The Company also extended its right to secure additional option periods through December 31, 2000. The remaining terms and conditions of the agreements were substantially unchanged.

4.  MINORITY INTEREST AND LONG-TERM DEBT

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

  Pursuant to loan agreements pertinent to the Broadwater Property, revenues are deposited to lockboxes that are controlled by the lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements. Accordingly, the cash and cash equivalents of the Broadwater Property have been classified as restricted cash.

5.  COMMITMENTS AND CONTINGENT LIABILITIES

 William H. Poulos, et al. v. Caesars World, Inc., et al., United States District Court for the District of Nevada, Case No. CV-S-94-1126 DAE. As previously disclosed, William H. Poulos filed a class-action lawsuit against over thirty-eight (38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same and other defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada.

  Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. These were recently in the main denied. It is anticipated that the discovery phase will now commence. Although the outcome of litigation is inherently uncertain, management believes the action is without merit.

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

6.  SUBSEQUENT EVENT

  On January 12, 1998, the Company sold its interest in a joint venture with the St. Regis Mohawk Tribe to Massena Management Corp. ("MMC") for $375 and certain contingent payments. Under the terms of the agreement, MMC will pay the Company an additional $625 upon the opening of a proposed casino on the Tribe's reservation near Massena, New York and up to an additional $1,000 out of certain cash flows, if any, from the casino.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

  On July 24, 1997, the Company purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which is wholly-owned by John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. The property comprises approximately 260 acres and includes the Broadwater Resort and the Broadwater Tower, the 138-slip Broadwater Marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The Broadwater Marina is currently the site of the Company's casino operations in Biloxi and had been leased by the Company under a long-term lease agreement. The Company invested $5.0 million in President Broadwater Hotel, LLC (the "LLC"), which owns the Broadwater Property. This entity financed the purchase with $30.0 million of outside financing and issued a $10.0 million membership interest to the seller. Such financing is non-recourse to the Company.

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

  A recent ruling by the Missouri Supreme Court has brought into question the legality of certain Missouri riverboat gaming operations. Several of the Company's St. Louis competitors have developed their gaming facilities in shallow basins filled with piped-in river water, commonly referred to as "boats in moats." The recent ruling requires gaming boats to be "solely over and in contact with the surface" of the rivers on which they operate. At this time it is not evident what effect, if any, the ruling may have on competitors of the Company located in Missouri. The Company's St. Louis operation on "The Admiral" does meet the new standard, and its gaming license is not affected by this ruling.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. The Davenport casino operations were temporarily suspended for thirteen days during April 1997, as a result of flooding on the Mississippi River. Also as a result of flood conditions, the Company temporarily suspended operations aboard "The Admiral" in St. Louis for three days in May and eight days in June of 1996. Although the Company was not forced to suspend its St. Louis operations during the nine-month period ended November 30, 1997, high waters caused reduced parking and a general public perception of diminished access to the casino which combined to negatively impact revenue during the period.

Results of Operations

  The following table highlights the results of operations for the Company's gaming and non-gaming cruise operating subsidiaries. Certain reclassifications have been made to fiscal year 1997 to conform to the fiscal 1998 presentation (dollars in millions).

                                        Three Months Ended   Nine Months Ended
                                            November 30,       November 30,
                                          1997      1996       1997     1996
                                         ------    ------     ------   ------
Biloxi, Mississippi
   Operating revenues.................  $  8.9    $ 10.4     $ 30.2    $ 33.5
   Loss from operations...............  $ (0.8)   $ (1.3)    $ (1.2)   $ (1.2)
   EBITDA (a).........................  $ (0.1)   $ (0.6)    $  1.0    $  0.9
   EBITDA margin......................     N/A       N/A        3.3%      2.7%

Davenport, Iowa
   Operating revenues.................  $ 17.6    $ 16.4     $ 52.6    $ 50.4
   Income from operations.............  $  2.7    $  2.7     $  7.9    $  8.9
   EBITDA (a).........................  $  3.8    $  3.7     $ 11.1    $ 11.9
   EBITDA margin......................    21.6%     22.6%      21.1%     23.6%

St. Louis, Missouri
   Operating revenues.................  $ 16.3    $ 18.2     $ 51.5    $ 53.8
   Income from operations.............  $  0.4    $  1.3     $  2.7    $  2.1
   EBITDA (a).........................  $  1.7    $  2.5     $  6.6    $  5.8
   EBITDA margin......................    10.4%     13.7%      12.8%     10.8%


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

Three-Month Period Ended November 30, 1997 Compared to the
Three-Month Period Ended November 30, 1996

  Operating revenues. The Company generated consolidated operating revenues of $46.1 million during the three-month period ended November 30, 1997, compared to $46.5 million during the three-month period ended November 30, 1996, a decrease of $0.4 million or 0.9%. The Davenport casino's revenues increased $1.1 million, benefitting by an increase in market share and the completion of various construction projects that had limited the access to the casino during the prior year's three-month period. Continued competitive pressures at the Biloxi and St. Louis casinos accounted for the decreases in operating revenues during the period of $1.5 million and $1.9 million, respectively. These decreases were offset by $2.0 million in revenue generated by the Broadwater Property in Biloxi, which was acquired in July 1997.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) increased to $5.3 million during the three-month period ended November 30, 1997, from $3.7 million during the three-month period ended November 30, 1996, an increase of $1.6 million or 43.2%. The increase was substantially attributable to $2.0 million revenue contributed by the Broadwater Property offset by a $0.2 million decrease in charter revenues during the three-month period ended November 30, 1997.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $24.4 million during the three-month period ended November 30, 1997, compared to $25.3 million during the three-month period ended November 30, 1996, a decrease of $0.9 million or 3.6%. The decrease was primarily attributable to reduced gaming taxes resulting from reduced revenue and the ongoing operational efficiencies experienced at all three properties. As a percentage of gaming revenues, gaming and gaming cruise costs were 59.9% during the three-month period ended November 30, 1997, compared to 59.1% during the three-month period ended November 30, 1996.

  The Company's consolidated selling, general and administrative expenses were $12.6 million during the three-month period ended November 30, 1997, compared to $12.3 million for the three-month period ended November 30, 1996, an increase of $0.3 million or 2.4%. As a percentage of consolidated revenues, selling, general and administrative expenses increased to 27.3% during the three-month period ended November 30, 1997 from 26.5% during the three-month period ended November 30, 1996. The increase was primarily attributable to the acquisition of the Broadwater Property which added a net $0.4 million to the cost after allowing for the effect of elimination of the marina lease expense costs for the Biloxi casino incurred prior to the acquisition.

  Depreciation and amortization expenses were $3.4 million during the three-month period ended November 30, 1997, compared to $3.7 million during the three-month period ended November 30, 1996, a decrease of $0.3 million, or 8.1%. The decrease is primarily attributable to the sale in the prior year of a vessel owned by the Company.

  Development costs during the three-month period ended November 30, 1997 were $0.6 million compared to no development costs during the three-month period ended November 30, 1996. The increase was primarily related to the amortization of the Company's lease option on property located in Philadelphia, Pennsylvania.

  Operating income. As a result of the foregoing items, the Company had operating income of $0.4 million during the three-month period ended November 30, 1997, compared to $1.5 million during the three-month period ended November 30, 1996.

  Interest expense, net. The Company incurred net interest expense of $4.8 million during the three-month period ended November 30, 1997, compared to $3.3 million during the three-month period ended November 30, 1996, an increase of $1.5 million or 45.5%. The increase was attributable to an additional $30.0 million of debt incurred by the Company in conjunction with the purchase of the Broadwater Property in July 1997.

  Minority interest expense. The Company incurred $0.3 million minority interest expense during the three-month period ended November 30, 1997, compared to $0.1 million during the three-month period ended November 30, 1996, an increase of $0.2 million. The increase is primarily attributable to the acquisition of the Broadwater Property.

  Net loss. The Company incurred a net loss of $4.7 million during the three-month period ended November 30, 1997, compared to a net loss of $1.6 million during the three-month period ended November 30, 1996.

Nine-Month Period Ended November 30, 1997 Compared to the
Nine-Month Period Ended November 30, 1996

  Operating revenues. The Company generated consolidated operating revenues of $141.3 million during the nine-month period ended November 30, 1997, compared to $143.6 million during the nine-month period ended November 30, 1996, a decrease of $2.3 million or 1.6%. While the Davenport casino experienced a $2.2 million increase in revenues, the Biloxi and St. Louis casinos experienced decreases of $3.3 million and $2.3 million, respectively,
as a result of continued competitive pressures.   On a consolidated basis, the
three gaming properties experienced a decrease in revenue $3.3 million. Additionally, a non-gaming subsidiary experienced a $2.4 million decrease in charter revenues as a result of the sale of two of the Company's vessels that in the prior year had been under charter. Such decrease was offset by $3.1 million of revenue contributed by the Broadwater Property.

  Operating revenues from the Company's Davenport operations were positively affected by an increase in market share (excluding the period that operations were suspended) for the nine-month period ended November 30, 1997 compared to the nine-month-period ended November 30, 1996. This was offset, in part, by flood conditions which caused the temporary suspension of operations for thirteen days during April 1997. During the nine-month period ended November 30, 1996, the Davenport operations were negatively affected by construction which adversely affected parking and ingress to the casino (which construction was substantially completed in fiscal 1997) and by the substitution of a smaller vessel for one month of the first quarter.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) were $13.9 million during the nine-month period ended November 30, 1997, compared to $12.9 million during the nine-month period ended November 30, 1996, an increase of $1.0 million or 7.8%. The increase was largely attributable to $3.1 million in revenue contributed by the Broadwater Property, which was acquired in July 1997, and $0.5 million of business interruption insurance proceeds related to the temporary suspension of operations in St. Louis during the prior year that was recognized in the three-month period ended May 31, 1997. Such increase was partially offset by a $2.4 million dollar decrease in charter revenues as a result of the sale of the two vessels discussed above.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $74.9 million during the nine-month period ended November 30, 1997, compared to $76.0 million during the nine-month period ended November 30, 1996, a decrease of $1.1 million or 1.4%.
This decrease in gaming costs was primarily attributable to operating efficiencies and those costs directly affected by the reduced revenue levels, such as gaming and boarding taxes. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 58.8% during the nine-month period ended November 30, 1997 from 58.2% during the nine-month period ended November 30, 1996.

  The Company's consolidated selling, general and administrative expenses were $37.4 million during the nine-month period ended November 30, 1997, compared to $38.4 million during the nine-month period ended November 30, 1996, a decrease of $1.0 million or 2.6%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 26.5% during the nine-month period ended November 30, 1997, from 26.8% during the nine-month period ended November 30, 1996. The decrease was primarily attributable to the successful challenge with respect to the St. Louis property of a tax assessment that reduced its current annual taxes by $0.6 million.
Accordingly, the Company recorded $0.5 million of savings related to the nine-month period ended November 30, 1997 and additionally recorded income of $0.7 million related to refunds and to the relief of prior period accruals. The addition of the costs from the newly acquired Broadwater Property was partially offset by the elimination of the marina lease costs.

  During the nine-month period ended November 30, 1997 the Company recognized a net gain on the sale and disposal of assets of $0.5 million. This gain was primarily related to the sale of an unused vessel. During the nine-month period ended November 30, 1996, the Company recognized a net gain on the sale and disposal of assets of $1.4 million. This gain was primarily related to the exercise of a purchase option by the charterer of one of the Company's casino vessels.

  Depreciation and amortization expenses were $10.8 million during the nine-month period ended November 30, 1997, compared to $11.7 million during the nine-month period ended November 30, 1996, a decrease of $0.9 million or 7.7%. The decrease was primarily attributable to the sale of two vessels in the prior year.

  During the nine-month period ended November 30, 1997, the Company incurred development costs of $1.8 million primarily related to the Company's lease option in Philadelphia, Pennsylvania and other potential gaming jurisdictions. During the nine-month period ended November 30, 1996, the Company incurred development costs of $0.6 million related to the proposed and since abandoned application and implementation of a second gaming vessel in St. Louis.

  Operating income. As a result of the items discussed above, the Company had operating income of $3.8 million during the nine-month period ended November 30, 1997, compared to operating income of $6.6 million during the nine-month period ended November 30, 1996.

  Interest expense, net. The Company incurred net interest expense of $12.1 million during the nine-month period ended November 30, 1997, compared to $10.3 million during the nine-month period ended November 30, 1996, an increase of $1.8 million or 17.5%. The increase was attributable to an additional $30.0 million of debt incurred by the Company in conjunction with the purchase of the Broadwater Property in July 1997.

  Minority interest expense. The Company incurred $0.6 million minority interest expense for the nine-month period ended November 30, 1997, compared to $0.2 million for the nine-month period ended November 30, 1996. The increase is primarily attributable to the acquisition of the Broadwater Property in late July 1997.

  Net loss. The Company incurred a net loss of $8.9 during the nine-month period ended November 30, 1997, compared to a net loss of $3.7 million during the nine-month period ended November 30, 1996.

Liquidity and Capital Resources.

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's casino operations.

  The Company requires approximately $9.0 million of cash in order to fund daily operations. As of November 30, 1997, the Company had approximately $13.8 million in non-restricted cash and short-term investments available in excess of the approximately $9.0 million required to fund operations. The

Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make major capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  Pursuant to loan agreements pertinent to the Broadwater Property, revenues are deposited to lockboxes that are controlled by the lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements.

  Investing activities of the Company used $39.7 million of cash during the nine-month period ended November 31, 1997, compared to the $3.6 million provided by investing activities during the nine-month period ended November 30, 1996. During the nine-month period ended November 30, 1997, the Company spent $32.7, primarily on the acquisition of the Broadwater Property, and spent $1.2 million related to certain lease options in Philadelphia, offset by the receipt of $1.1 million of proceeds primarily from the sale of two vessels that the Company did not intend to use in future operations. During the nine-month period ended November 30, 1996, $13.8 million of proceeds from the sale of a vessel were partially offset by $8.5 million for expenditures for property and equipment and $2.2 million related to the purchase of certain lease options in Philadelphia.

  During the nine-month period ended November 30, 1997, the Company made $0.4 million of principal payments, compared to $1.0 million during the nine-month period ended November 30, 1996.

  The indenture governing the Company's Senior Notes due 2001 (the "Indenture"), restricts the ability of PCI, TCG and PCI's wholly-owned subsidiaries which are guarantors of the Senior Notes due 2001 (collectively, the "Guarantors"), among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Guarantors have the ability to seek to borrow additional funds of $15.0 million. The Indenture also provides that the Guarantors must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). The Company intends to utilize all such proceeds in accordance with the Indenture. In the event such proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par value an aggregate principal amount of Senior Notes equal to the amount by which such proceeds exceeds $5.0 million. The Company does not believe that the unutilized proceeds will exceed $5.0 million. Certain provisions of the Indenture do not apply to PCI's consolidated entities which do not guarantee the Senior Notes due 2001.

  In September 1997, the Company further modified its lease and option agreements for its lease rights to 18 acres of river front property in the Penn's Landing area of Philadelphia, Pennsylvania. Pursuant to the second modification of the lease agreement, the Company remitted $1.2 million for the second preliminary term extension for the period from January 1, 1998 through September 30, 1998. This term extension may be extended at the election of the Company through December 31, 1998 on a month to month basis for $0.1 million per month beginning in October 1998. The Company also extended its right to secure additional option periods through December 31, 2000. The remaining terms and conditions of the agreements were substantially unchanged.

  On January 12, 1998, the Company submitted the requisite applications to the New York City Gambling Control Commission to operate a "cruise to nowhere" vessel from New York City. The proposed operation would conduct gaming cruises sailing the required three miles from New York City into international waters. The Company intends to use its 308-foot long deep-water vessel, currently named the "Majestic Star," which is scheduled to be released from its charter to an unrelated third party in early Spring 1998.

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

  The Company has a $3.9 million outstanding term note payable that is collateralized by a boat and various equipment with a net book value of $8.5 million. The note contains a covenant whereby the Company must maintain a minimum net worth of $20.0 million during fiscal 1998. The Company's net worth is currently below $20.0 million. During the three-month period ended August 31, 1997, the Company received a waiver of the covenant through February 28, 1998. Since the fair market value of the vessel is in excess of the outstanding note balance, management believes that the Company will be able to either renegotiate the terms, buy down a portion of the note or refinance the loan at such time as the waiver terminates.

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

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

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


                                             President Casinos, Inc.
                                            --------------------------
                                             (Registrant)


Date:  January 14, 1998                     /s/ James A. Zweifel
                                            --------------------------
                                             James A. Zweifel
                                             Executive Vice President and
                                             Principal Financial Officer

                                EXHIBIT INDEX
                               ---------------

EXHIBIT NO.   DESCRIPTION

    27 Financial Data Schedule for the nine-month period ended November 30, 1997, as required under EDGAR.