Form 10-K
period 1998-02-28
PRESIDENT CASINOS INC
filed 1998-05-29
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 28, 1998
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

      Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.06 par value
                     Preferred Stock Purchase Rights
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. /X/
  As of May 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,985,992.*
  As of May 27, 1998, the number of shares outstanding of the Registrant's Common Stock was approximately 5,032,926.
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.
                    DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its annual meeting of stockholders scheduled to be held August 19, 1998.

                                     PART I

Items 1. and 2.  Business and Properties.

General

  President Casinos, Inc. (the "Company") develops, owns and operates riverboat and/or dockside gaming casinos and related operations through its subsidiaries. The Company's current gaming facilities and operations are summarized as follows:

  Davenport, Iowa
    Managing entity                   - The Connelly Group, L.P.
    Vessel                            - "President"
    Casino square footage             - 37,000
    Slots                             -    838
    Gaming tables                     -     43
    Opening of casino                 - April 1, 1991


  Biloxi, Mississippi
    Managing entity                   - The President Riverboat Casino-
                                        Mississippi, Inc.
    Vessel                            - "Biloxi Barge"
    Casino square footage             - 38,000
    Slots                             -    935
    Gaming tables                     -     38
    Opening of casino                 - August 13, 1992
    Opening of current facility       - June 30, 1995


  St. Louis, Missouri
    Managing entity                   - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "Admiral"
    Casino square footage             - 56,000
    Slots                             -  1,241
    Gaming tables                     -     69
    Opening of casino without slots   - May 27, 1994
    Opening of casino with slots      - December 9, 1994

  In addition to its gaming operations, the Company owns and manages certain hotel and ancillary facilities associated with its casino operations in Davenport, Iowa and Biloxi, Mississippi and operates two nongaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. The Company also charters certain of its unused vessels to unrelated third parties.

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

Current Operations

  Davenport Operations

  In April 1991, the Company began riverboat gaming operations on the Mississippi River in Davenport, Iowa on the "President." The Company's operating license is renewable annually at the discretion of the Iowa Racing and Gaming Commission after receipt of a renewal application from the Company. The license was last renewed in April 1998. Davenport, Iowa along with Bettendorf, Iowa and Rock Island and Moline, Illinois comprise the Quad Cities metropolitan area. The Quad Cities metropolitan area has a population of approximately 380,000, and is approximately a three-hour drive from Chicago.

  The "President," built in 1924, is a five-deck, steel-hulled passenger vessel and is approximately 300 feet in length. During the period November 13, 1995 through April 1, 1996, the "President" underwent a $4.0 million refurbishment and a Coast Guard mandated five-year hull inspection. During that period the "President" was temporarily replaced with a smaller Company-owned vessel, "President Casino-Mississippi."

  Competition for local customers continues to intensify in the Quad Cities metropolitan area. In April 1995, a new casino commenced operations in Bettendorf, Iowa, which is located on the Mississippi River five miles upriver from the Davenport operations. With the addition of this casino, there are now four casinos competing in the Quad Cities market within a 25 mile radius of the "President." One of those casinos is located on the Illinois side of the Mississippi River where the gaming laws currently require riverboat casinos to cruise for all of their gaming sessions. The Iowa Racing and Gaming Commission has the authority to set cruising schedules for Iowa riverboats and to permit dockside gaming throughout the year. The Company must currently conduct at least 100 riverboat cruises per year, the timing of which are set at the Company's discretion with the approval of the Iowa Racing and Gaming Commission. Iowa riverboats can remain dockside for all other gaming sessions. A change in the Illinois cruising laws could have an adverse effect on the Davenport operation. The casino is open 24 hours per day, seven days per week.

  The Company's other Davenport facilities are an adjunct to its gaming operations and are not viewed as independent profit centers. The Company owns and operates The Blackhawk Hotel in downtown Davenport, located approximately two blocks from the "President." The Blackhawk Hotel has 192 rooms and is connected to the RiverCenter, a 10,000 square foot convention center operated by the City of Davenport. The hotel also features a 500-seat grand ballroom and five additional meeting rooms to accommodate meetings and convention activities. During fiscal 1996, a new 223-room hotel opened directly across from the "President." While the new hotel has intensified competition for The Blackhawk Hotel, management believes the addition of hotel rooms to the Quad Cities market has improved the marketability of the Quad Cities for the Company's gaming operations.

  Pursuant to a development agreement with the City of Davenport, the Company submitted to the City plans for the development of certain Company-owned property located in close proximity to the "President." During fiscal 1996, the Company and the City reached a mutually acceptable development plan that included the expansion of the Company's parking areas. The construction was completed during fiscal 1998 (see Note 11 to the Consolidated Financial Statements).

  The Company leases certain levee property in Davenport, Iowa from the City of Davenport. This lease expires in 2017. The Company is required to pay certain boarding and docking fees and a special payment in lieu of property taxes to the City. These fees currently aggregate to a base amount of $819,000 plus 82.2 cents per passenger over 1,117,579 passengers. Both the base amount and per passenger charges related to the docking fees are subject to an annual 4% escalator.

  Biloxi Operations

  The Company conducted dockside gaming operations in Biloxi, Mississippi on "President Casino-Mississippi" from August 13, 1992 through June 18, 1995 through its wholly-owned subsidiary, The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"). On June 30, 1995, the Company reopened the Biloxi gaming operations aboard the newly renovated "Biloxi Barge." Replacing "President Casino-Mississippi" with the "Biloxi Barge" increased casino square footage from 20,500 to 38,000. In addition, the "Biloxi Barge" features a full service 175-seat buffet and a 50-seat steak and seafood restaurant, amenities not available on the previous vessel. Biloxi is located on the Gulf of Mexico 75 miles east of New Orleans. The Mississippi Gulf Coast area has a population of approximately 150,000. The Company's Mississippi gaming license was last renewed in June 1996 for a two-year period. The license is scheduled to be renewed in June 1998 and management has been given no indication that it will not be renewed.

  Since gaming began in Mississippi in August 1992, competition has increased significantly in the Mississippi Gulf Coast market. There are currently twelve casinos operating in this area and a thirteenth under construction, which is due to open in early 1999. The Company's operating results have been materially and adversely affected as a result of such increased competition. The Company also faces competition from gaming operations in the metropolitan New Orleans area and elsewhere in Louisiana and Mississippi. As of February 28, 1998, the New Orleans metropolitan area had three casinos in operation.

  Management believes Biloxi is now moving into a new generation of casino operations and is becoming a major destination point for gaming entertainment. The area is becoming more widely known with many guests coming long distances to enjoy the weather, beaches, golfing and other entertainment. During recent years, several large gaming companies have built large hotel/casino complexes and have captured a significant portion of the Mississippi Gulf Coast market. This trend continues, with a new large project under construction. Many of these competitors have substantially greater name recognition and financial and marketing resources than the Company.

  In order to provide the Company with the opportunity to compete more effectively in the Biloxi market, on February 17, 1995, President Mississippi Charter Corporation ("Charter Corp."), a wholly-owned, non-guarantor subsidiary of the Company, entered into a charter agreement (the "Initial Charter Agreement") with American Gaming and Entertainment, Ltd. ("AGEL"). Pursuant to the Initial Charter Agreement, Charter Corp. agreed to charter the "Biloxi Barge" from AGEL for an initial term of five years at a cost of approximately $329,000 per month commencing on June 19, 1995. Under the Initial Charter Agreement, Charter Corp. is responsible for all insurance, maintenance and other operating costs relating to the "Biloxi Barge" during the term of the charter. The Initial Charter Agreement provides that Charter Corp. may, at its option, extend the term of the Initial Charter Agreement for two additional five-year terms at the same charter rate. In addition, Charter Corp. has the option to purchase the "Biloxi Barge" at any time during the term of the Initial Charter Agreement for a purchase price equal to the lower of the appraised value or the amortized value (as such terms are defined in the Initial Charter Agreement); provided, however, that AGEL may refuse to sell the "Biloxi Barge" for a purchase price of less than 90% of the amortized value. Charter Corp. acquired approximately 600 slot machines utilized by AGEL on the "Biloxi Barge" in exchange for the assumption of certain related indebtedness. The terms of such indebtedness included monthly payments of $121,000, beginning in June 1995 and ending in August 1997. The Company retained the vessel "President Casino-Mississippi" for use at the Company's other gaming operations (see Davenport Operations) and the vessel is currently for sale or lease. President Mississippi subleases the "Biloxi Barge" from Charter Corp. for a term of five years on substantially the same terms contained in the Initial Charter Agreement. AGEL has filed an action against Charter Corp. and President Mississippi with respect to certain disputed charter payments under the Initial Charter Agreement and certain related indebtedness. See "Item 3. Legal Proceedings."

  The Company previously had an operating lease with BH Acquisition Corporation ("BH"), a wholly-owned entity of John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company, for its Biloxi mooring site, parking facilities, offices and a warehouse. Rent under the operating lease agreement was approximately $3.3 million annually, on a triple net basis. On July 24, 1997, Broadwater Hotel, LLC ("PBLLC"), a limited liability corporation in which the Company and a wholly-owned entity of Mr. Connelly have ownership interests, acquired the real estate and improvements from BH for $40.5 million. The property comprises approximately 260 acres and includes a marina which contains the Biloxi casino's mooring site, two hotels and an adjacent 18-hole golf course (collectively, the "Broadwater Property").

  The Broadwater Property has been determined by the Secretary of State of Mississippi to constitute both "tidelands" and "fastlands" under the

Mississippi Trust Tidelands Act (the "Tidelands Act") and court rulings. Under the Tidelands Act, land which falls below the mean high tide level may be determined to constitute "tidelands" by the Secretary of State of Mississippi. The Tidelands Act provides that land which is designated as tidelands is deemed to be owned by the State of Mississippi in trust. Property owners of affected land are provided the first opportunity to negotiate with the State of Mississippi for a lease of the property. During December 1996, BH entered into a 40-year lease agreement (the "Fastlands Lease") with the State of Mississippi for the fastlands for an annual rental fee of approximately $21,000, adjustable every five years as defined in the lease agreement. Concurrent with the purchase of PBLLC, BH sold its interest in the tidelands lease and the Fastlands Lease to PBLLC.

  The Broadwater Property's two hotels have approximately 500 rooms and are in close proximity to the Biloxi convention center. The Company, generally through tour operators, arranges for groups to be brought to the Broadwater Property in anticipation that members of these groups will utilize the Company's gaming facilities.

  Management believes that as newer and larger casino complexes enter the Mississippi Gulf Coast market, it will become more difficult to compete. Thus, the Company continues to study strategic alternatives related to the Biloxi casino operation. See "Potential Growth Opportunities-Biloxi, Mississippi".

  St. Louis Operations

  On May 27, 1994, the Missouri Gaming Commission licensed the Company to conduct dockside gaming operations on the "Admiral" in St. Louis, Missouri through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Company's initial license was subsequently renewed and has been extended through May 2000.

  The "Admiral", an approximately 400-foot long vessel, is continuously docked near the base of the Gateway Arch at a mooring site leased by the Company from the City of St. Louis.

  The Company leases four mooring sites in St. Louis, Missouri from the City of St. Louis. The Company's leases (including the lease for the mooring site for the "Admiral") provide that upon the use of a vessel as a gaming facility, the rentals will increase by an amount equal to 2% of the gross receipts realized from its riverboat gaming activities (total amount wagered less winnings paid to wagerers). This percentage may be adjusted (higher or lower) to equal the gaming rentals charged to other properties in the riverfront area of St. Louis where gaming is conducted. The "Admiral" is currently the only gaming property on the St. Louis riverfront.

  The St. Louis mooring leases expire on dates ranging from 2002 to 2013, assuming the exercise of all extension options provided therein. The lease for the "Admiral" mooring site terminates in December 2008. The extension options must be approved by the City, which approval the City may not unreasonably withhold. However, the City will be deemed to have approved each extension exercised by the Company if the Company is in compliance with the lease terms. Each lease grants the City the right to change or cancel the lease or to relocate the Company's mooring locations for right-of-way, sewer or flood wall construction purposes. Each lease, except the "Admiral" lease, allows the City to terminate the lease for any municipal use, including the economic development of a designated portion of the central river front area of St. Louis, where the lease sites are located. The City is also permitted to terminate any lease if the Company does not operate at the leased moorings for 12 consecutive months.

  The Company is currently discussing with the City certain development plans which would permit the Company to relocate the "Admiral" to a more advantageous mooring site north of its current site. Such potential mooring site is less susceptible to flooding, less congested, and provides for improved patron access and parking.

  Competition is intense in the St. Louis market area. There are presently five other casino companies operating in the market area and competing for local customers. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "Admiral" and the second 20 miles upriver in Alton, Illinois. There are three Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River. Two of the three Missouri casino companies opened in March 1997. Riverboats in each of the states, Illinois and Missouri, have competitive advantages/disadvantages resulting from gaming regulations in their respective states. While Missouri regulations do not require the vessels to actually cruise, simulated cruising requirements are imposed which allow entry on a vessel for only a 45 minute period every two hours. Those competitors having two casino vessels can alternate hourly boarding times and provide virtually continuous boarding for guests. Thus, they have a distinct competitive advantage over the Company, which has only one vessel, the "Admiral." Illinois casino vessels are required to cruise, thereby limiting ingress and egress to the casinos. In addition, Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase to $500 per two-hour gaming session. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake gamblers. Additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any change in the legislation related to these requirements could have a positive or negative impact on the competitive environment.

  The Company has operated dinner cruise, excursion and sightseeing riverboats on the Mississippi River at St. Louis since 1985. The Company currently owns and operates two such vessels, each with a capacity of approximately 350 passengers.

  Vessels Owned/Chartered

  In addition to the vessels presently used in its gaming operations, the Company owns the "President Casino New Yorker" (formerly the "Majestic Star").

The "President Casino New Yorker" is a 308 foot long sea-worthy passenger boat which the Company had intended to use in a Gary, Indiana gaming development which was subsequently abandoned. On August 15, 1995, the Company entered into a charter agreement with its former Indiana partner ("Barden") to lease the "President Casino New Yorker," without gaming equipment, for a five-year term (which term was cancelable at any time by Barden upon 180-day advance written notice) at an annual rental fee of $1.5 million for the first two years and for fair market value thereafter. The charter commenced in May 1996 and ended in February 1998. The Company is reviewing its options relating to the redeployment of the vessel to a new gaming jurisdiction, or its lease or sale. See "Potential Growth Opportunities-New York, New York."

  The Company also owns the "President Casino-Mississippi", previously utilized at the Company's Biloxi and Davenport operations. The "President Casino-Mississippi" is 292-feet long and 65-feet wide, contains 22,000 square feet of gaming space on three decks and will accommodate approximately 620 slot machines and 40 table games. Gaming can be conducted on all three of the vessel's decks. The Company is currently seeking to sell or lease this vessel.

Potential Growth Opportunities

  The Company continues to selectively explore gaming developments in current and emerging gaming markets. Pursuit of such opportunities by the Company is dependant upon a number of economic and regulatory factors including the Company's ability to secure required federal, state and local governmental licenses and approvals and the availability of financing for such projects on acceptable terms. In addition, the Company is subject to intense competition for the development of new gaming opportunities from companies that have significantly greater financial, marketing and other resources than the Company. Accordingly, there can be no assurance that the Company will be able to successfully pursue other gaming opportunities or recover its investment in any such new opportunities.

  Biloxi, Mississippi

  As discussed in "Current Operations-Biloxi, Mississippi," the Company purchased certain real estate and improvements in July 1997 for $40.5 million in Biloxi. The property comprises approximately 260 acres and includes a marina, two hotels and an adjacent 18-hole golf course. The marina is the current site of the Company's Biloxi operations. The Company is currently developing a master plan for this real estate. The master plan includes the development of a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming. Management believes with its beachfront location and contiguous golf course, this is the best site for such a development in the rapidly growing Gulf Coast market. It is also uniquely qualified to be a multi-casino facility.

  New York, New York

  In January 1998 the Company submitted to the New York City Gambling Control

Commission the appropriate applications to operate a "cruise-to-nowhere" vessel from New York City.

  The New York City Gambling Control Commission was established in 1997 to regulate potential "cruise-to-nowhere" operations originating from New York City. The Commission's regulatory authority encompasses the review of license applications, performance of background checks and the issuance of licenses, among other areas. It is not known at this time whether the Company will receive a license and, if so, when it would be issued. The Company received notification in April 1998 that the Commission was not prepared to issue a provisional license.

  With extensive gaming and marine experience through the Company's three existing licensed riverboat and dockside casino operations, the Company believes it is uniquely qualified to pursue this significant opportunity in the New York City market.

  The Company owns the 308-foot deep-water vessel, "President Casino New Yorker," which would be available for redeployment in New York should the Company receive a license. The Company believes that "President Casino New Yorker" is one of the best vessels available for a "cruise-to-nowhere" casino operation. The Company has committed approximately $4.0 million of capital for additions to the vessel and gaming equipment and has spent $1.3 million (of which $0.2 million was spent in fiscal 1998) on development costs relating to the proposed New York operation.

  While the Company continues to pursue a New York City license it also continues to review alternate uses for the vessel, including the sale or lease of the vessel.

  Philadelphia, Pennsylvania

  In December 1993, the Company entered into an agreement for the rights to utilize an 18-acre river front site in Philadelphia, Pennsylvania (the "Philadelphia Property") either through entering a long-term lease on the property or, under certain conditions, purchasing the property at its determined fair market value. The Company also acquired an option to lease a city-owned pier which is located on property immediately contiguous to the Philadelphia Property (the "Pier"). The Company believes that the Philadelphia Property is a prime gaming site because it is readily accessible from major highways and will permit adequate parking and room for additional development. The Company entered into the option agreements in anticipation of the legalization of gaming in Pennsylvania. The agreement prohibits the Company from owning or managing any gaming facility in Philadelphia, other than a facility to be located on the Philadelphia Property.

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

  On May 7, 1996, the Company entered into a separate agreement to secure additional lease rights with respect to the same property. As part of the agreement, the Company paid $2.0 million to secure the right to purchase additional options for five separate periods extending from January 1, 1997 through December 31, 1999. The first option period covered the twelve-month period January 1 through December 31, 1997. The four remaining option periods are for subsequent six-month intervals and requires the Company to pay $0.3 million per month through the option period. Upon the exercise of any option, the Company would begin a ten-year lease with five (5), five (5) year extensions available. If the Company exercises this option, the Company will be obligated to pay annual rent based upon a combination of fixed minimum payments or a percentage of the Company's "net gaming win" (as defined in the lease agreement), but in no event will such minimum annual rent be less than $3.5 million. During the option period and the lease period, the Company will be obligated to pay all maintenance costs, taxes and insurance with respect to the property.

  In December 1996, the Company modified and exercised its option agreement to secure the above lease rights for the period January 1, 1997 through December 31, 1997. Pursuant to the modified option agreement, the Company remitted $1.2 million.

  In September 1997, the Company further modified its lease and option agreements. Pursuant to these modifications, the Company remitted $1.2 million for the second preliminary term extension for the period from January 1, 1998 through September 30,1998. This term extension may be extended at the election of the Company through December 31, 1998 on a month to month basis for $0.1 million per month beginning October 1998. The modified agreement also calls for additional payments of up to $2.1 million if a new gaming company is obtained for a second gaming site at the location. The Company also extended its right to secure additional option periods through December 31, 2000. The remaining terms and conditions of the agreements were substantially unchanged.

  Massena, New York

  In October 1993, the Company entered into a joint venture with an unrelated third party to manage a casino to be owned by the Mohawk Indian Tribe on its
reservation near Massena, New York.   The Company, through a wholly-owned
subsidiary, owned a 50% interest in the joint venture. During January 1998, the Company sold its interest in the joint venture for $0.4 million and certain contingent payments. Under the terms of the agreement, the Company will receive an additional $0.6 million upon the opening of the proposed casino and up to an additional $1.0 out of certain cash flows, if any, from the casino. However, there can be no assurance that any casino will open or such payments will be made.

Marketing and Sales

  The Company targets its marketing efforts at middle income recreational gaming customers. The Company relies on a mix of billboards, television, radio and print advertisements in both the local and regional markets to attain a high recognition level. The Company also has the "Captain's Club" preferred slot player program, together with electronic slot player tracking, a table player tracking and rating system, hosts, gaming tournaments, special events, direct mailing, telemarketing and other casino marketing techniques to identify, recognize and cultivate frequent and better casino customers. This effort is supported by direct marketing, a targeted trade advertising schedule and attendance at industry trade shows and sales gatherings.

Regulatory Matters

  Gaming Regulations

  General. The ownership and operation of gaming facilities are subject to extensive state and local regulation. The Company's Davenport gaming operations are regulated by the Iowa Racing and Gaming Commission, the Company's Biloxi gaming operations are regulated by the Mississippi Gaming Commission and the Company's St. Louis gaming operations are regulated by the Missouri Gaming Commission. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to each such Commission, each of which has broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body.

  Various license fees and taxes are payable to the jurisdictions in which the Company conducts gaming operations. These taxes are calculated in various ways, are generally payable either weekly, monthly, quarterly or annually and may be based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino,
(iii) the number of table games operated by the casino and/or (iv) passenger counts. A casino entertainment tax is also paid by the licensee where entertainment is furnished in connection with the selling of food or refreshments. The Company estimates that state and local gaming taxes for the Company's Biloxi operation approximate 12% of net gaming win. In addition, certain other fees are imposed. Iowa has a graduated tax of approximately 20% of net gaming win and the City of Davenport charges additional fees on a per customer and per boat basis. The Company's Davenport casino operations is required annually to pay the City of Davenport a base amount of $819 plus 82.2 cents per passenger over 1,117,579 passengers. Both the base amount and per passenger charges related to the docking fees are subject to an annual 4% escalator. The Missouri gaming legislation imposes a tax of 20% of adjusted gross receipts from gaming activities and a $2.00 per passenger fee.

  The Company, its employees and other individuals or entities having material relationships with the Company are required to obtain and hold various licenses and approvals in Iowa, Mississippi and Missouri and will most likely be required to do so in each other jurisdiction in which the Company may conduct a gaming operation. If a gaming authority were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue to have a relationship with the Company, the Company would have to suspend or dismiss such person. The failure of the Company, or any of its key personnel, to obtain or retain a license in any jurisdiction could have a material adverse effect on the Company and its prospects or its ability to obtain or retain licenses in other jurisdictions. Generally, regulatory authorities have broad discretion in granting, renewing and revoking licenses. Moreover, any jurisdiction into which the Company may seek to expand its gaming operations may require the Company to apply for and obtain regulatory approvals with respect to the construction, design and operational features of the vessel it intends to utilize. Obtaining such licenses and approvals may be costly, time consuming and cannot be assured. Riverboat as well as certain dockside operations are also subject to stringent regulation by the U.S. Coast Guard and to marine insurance requirements.

  The Company may be subject to substantial fines for each violation of a gaming law or regulation. In addition, a violation of a gaming law or regulation may subject a license to suspension or revocation. Limitation, conditioning or suspension of a gaming license could (and revocation of any gaming license would) materially adversely affect the operations in that jurisdiction.

  In July 1996, a bill was passed by the U.S. Congress establishing a National Gaming Impact and Policy Commission to conduct a comprehensive study of the social and economic impacts of gambling in the United States and make recommendations for changes to the policies governing gambling that the Commission may deem appropriate. While it is not possible at this time to predict the outcome of the Commission's deliberations, any further regulation of gaming at the federal level would result in further regulation of the Company's gaming operations which could have a material adverse impact on the Company's future results of operations.

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

  The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Commission and various county and municipal ordinances concerning, among other things, the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. All gaming operators must be approved and licensed by the Iowa Commission. Initial gaming licenses are issued for not more than three years and are subject to annual renewals thereafter. The Iowa Commission has broad discretion with respect to such renewals. Licenses issued by the Iowa Commission may not be transferred to another person or entity. The Company is required to submit detailed financial and operating reports to the Iowa Commission. Contracts in excess of $50,000 must be submitted to and approved by the Iowa Commission.

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

  On January 25, 1994, the Missouri Supreme Court held that games of chance, including certain games authorized under the Missouri Gaming Law such as bingo and keno, constituted "lotteries" and were therefore prohibited under the Missouri Constitution. On April 5, 1994, Missouri voters defeated the adoption of a constitutional amendment which would have exempted excursion boats and floating facilities from such constitutional prohibition on lotteries. In a statewide election on November 8, 1994, Missouri voters approved the adoption of an amendment to the Missouri Constitution which authorizes both games of skill and games of chance, a measure virtually identical to the one which was defeated in April 1994.

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

  The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer that licensees must pay to the Missouri Commission, a minimum payout requirement of 80% for slot machines, prohibitions against providing credit to gaming customers (except for the use of credit cards and checks) and a requirement that each licensee reimburse the Missouri Commission for all costs of any Missouri Commission staff necessary to protect the public on the licensee's riverboat. Licensees must also submit audited quarterly financial reports to the Missouri Commission and pay the associated auditing fees. The Missouri Gaming Law provides for a loss limit of $500 per person per excursion. Although the Missouri Gaming Law does not limit the amount of riverboat space that may be used for gaming, the Missouri Commission is empowered to impose such space limitations through the adoption of rules and regulations.

  With respect to the availability of dockside gaming, which may be more profitable than excursion gaming, the Missouri Commission is empowered to determine on a site by site basis where such gaming is appropriate and shall be permitted.

  Nongaming Regulations

  The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Americans with Disabilities Act, the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource and Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made material expenditures with respect to such laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.

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

  Additionally, the Environmental Protection Agency ("EPA") has requested certain information regarding compliance by President Missouri with federal environment laws in connection with the operation of the "Admiral" in St. Louis. See "Legal Proceedings."

  All vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessels and require that each vessel be operated by a minimum complement of licensed personnel. Loss of the vessel's Certificate of Inspection would preclude its use as a riverboat. Every five years, excursion vessels must be dry docked for an inspection of the outside of the hull resulting in a loss of service which may have an adverse effect on the Company. Less stringent rules apply to permanently moored vessels.

 Employees

  As of February 28, 1998, the Company had approximately 2,800 employees.

  Hotel Employees and Restaurant Employees Local 74 and Service Employees International Union, AFL-CIO (the "Unions") have been engaged since July 1995 in an effort to organize certain service and maintenance employees of President-Missouri. The Unions failed to receive a majority of the votes cast in the first election, and ultimately withdrew the petition. Following a second election, conducted in November 1996, both the Company and the Unions filed objections to the election. The National Labor Relations Board (the

"NLRB") ruled that the Unions interfered with the election and directed that a third election be held. The third election was conducted on January 12, 1998, at which time the Unions received a majority of the ballots cast. The Company filed objections to certain conduct by the Unions associated with the election; the Regional Director overruled those objections, and the Company appealed to the NLRB. Both parties await rulings from the NLRB on these issues. Also pending before the NLRB are certain charges filed by the Unions alleging the Company interfered with employee rights under the National Labor Relations Act. In addition, the Unions have filed certain other unfair labor practice charges which are currently under investigation by the NLRB Regional Director. One such charge includes a claim for back pay for an employee. The NLRB has not yet determined whether to proceed with respect to such charges.

Item 3.  Legal Proceedings.

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claims in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen seeks as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. The Company, after consultation with legal counsel, believes this lawsuit is without merit and intends to defend this action vigorously. The District Court dismissed the claims against the Company and Mr. Connelly, and the case is set for trial in December 1999. Although the results of litigation are inherently uncertain, the Company does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially the same claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. Discovery as to the appropriateness of the named plaintiffs as class representatives has commenced. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes the action is without merit and does not expect the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  On April 11, 1997, an action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGEL"). AGEL is the subject of bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of Mississippi, (the "Bankruptcy Court") and is the owner of the "Biloxi Barge" which is utilized in connection with the Company's Biloxi operations pursuant to the Initial Charter Agreement between AGEL and Charter Corp. The action filed by AGEL alleges that the President Mississippi and Charter Corp. have not complied with their respective obligations under the Initial Charter Agreement. The Company believes that AGEL breached its obligations under the Initial Charter Agreement and, in connection therewith, withheld a portion of the charter payments due to AGEL under the Initial Charter Agreement. In October of 1997, Charter Corp. and other entities claiming ownership interest in the "Biloxi Barge" entered into an agreement in writing (the "Term Sheet") that stated, among other things, the following: (a) that AGEL and Charter Corp. would dismiss all litigation between them; (b) that Charter Corp. would make a lump sum payment of $1.5 million in satisfaction of AGEL's claims for unpaid rent under the Initial Charter Agreement; and (c) that AGEL and Charter Corp. would amend the Initial Charter Agreement to reduce Charter Corp.'s monthly rental to $215,000 (the "Revised Charter Agreement"), effective December 1, 1997. The Term Sheet provides that the foregoing will occur within ten days after the Bankruptcy Court's approval of the Term Sheet becomes final (the "Closing Date"). Thus, Charter Corp. and AGEL agreed that Charter Corp.'s payments would begin to accrue again on December 1, 1997 at a monthly rate of $215,000 and that Charter Corp. would not have to make the rental payments until the Closing Date. On January 9, 1998, the Term Sheet was approved by the Bankruptcy Court but, subsequently, appealed by one of the parties regarding the manner of distribution which prevented finalization of this dispute and the Term Sheet. There can be no assurance that the Term Sheet approved by the Bankruptcy Court will become final or will not be appealed by an interested party. The Company's management believes, based on advice from legal counsel, that the Term Sheet is an enforceable contract which will become final.

  The Environmental Protection Agency ("EPA") and the U.S. Attorney's Office for the Eastern District of Missouri are conducting a federal criminal investigation with respect to compliance by President Missouri with federal environmental laws in connection with the operation of the "Admiral" in St. Louis. The Company is cooperating fully with the investigation and has provided certain information regarding the operations of the "Admiral" to the EPA and the U.S. Attorney's Office. In the event that the Company is charged with violating federal environmental laws, the Company may be subject to substantial civil and criminal penalties, including monetary fines. The Company has established a reserve for any monetary fines or penalties which may be incurred in this matter. Based upon the Company's discussions with the U.S. Attorney's Office and the results of the Company's internal investigation of this matter, management does not believe that the investigation will result in any further monetary or other penalties which would have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming licenses of the Company or its subsidiaries.

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

  The Company is also from time to time party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. Based on the advise of legal counsel, the Company does not believe that the outcome of such litigation will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

Item A.

Executive Officers of the Company.

  The executive officers of the Company, together with their respective ages and positions with the Company, are set forth below.

         Name           Age        Positions with the Company
         ----           ---        --------------------------
   John E. Connelly      72        Chairman of the Board and Chief
                                     Executive Officer
   John S. Aylsworth     47        President, Chief Operating
                                     Officer and Director
   Terrence L. Wirginis  46        Vice Chairman of the Board,
                                     Vice President-Marine and
                                     Development and Director
   James A. Zweifel      52        Executive Vice President and
                                     Chief Financial Officer
----------------

  Mr. Connelly has served as Chairman and a director of the Company and its predecessors since their inception. Mr. Connelly has also served as Chief Executive Officer of the Company from its inception until March 1995 and since July 1995. Mr. Connelly served as President from July 1995 until July 1997.

Entities controlled by Mr. Connelly have owned and operated the Gateway Clipper Fleet in Pittsburgh from its inception in 1958 through 1996, the Station Square Sheraton Hotel in Pittsburgh from 1981 to 1998 and the Broadwater Beach Resort from 1992 until such time as the purchase of the property by a limited liability company in which the Company and Mr. Connelly have interests. In 1984, Mr. Connelly founded World Yacht Enterprises, a fleet of dinner cruise, sightseeing and excursion boats in New York City. In 1985, he started Gateway Riverboat Cruises in St. Louis, a predecessor to the Company. Mr. Connelly is also the founder, owner and Chief Executive Officer of J. Edward Connelly Associates, Inc., a marketing firm based in Pittsburgh, Pennsylvania.

  Mr. Aylsworth has been President and Chief Operating Officer since July 1997, Executive Vice President and Chief Operating Officer of the Company from March 1995 until July 1997 and a director of the Company since July 1995. Prior to joining the Company, Mr. Aylsworth served as an executive officer for Davis Companies, located in Los Angeles, California. From January 1992 through October 1994, Mr. Aylsworth was Chief Executive Officer of The Sports Club Company, a company which operates premier health and fitness facilities in Los Angeles and Irvine, California. From February 1989 through December 1991, Mr. Aylsworth was Chief Financial Officer of SpectreVision Co., a Dallas, Texas based supplier of in-room entertainment and interactive information systems in the hotel industry.

  Mr. Wirginis has served as Vice Chairman of the Board since July 1997. Mr. Wirginis has served as Vice President, Marine and Development since August 1995 and as a director since the Company's inception. Mr. Wirginis provided consulting services to the Company with respect to the Company's marine operations and the development and improvement of the Company's facilities since its inception until August 1995. The Company has been advised that Mr. Wirginis devotes an insubstantial amount of his time to Gateway Clipper Fleet, a company in which he has an ownership interest. Mr. Wirginis is the grandson of Mr. Connelly.

  Mr. Zweifel has been Executive Vice President and Chief Financial Officer of the Company since July 1997. Mr. Zweifel served as Vice President and Chief Financial Officer from November 1995 until July 1997. Prior to joining the Company, Mr. Zweifel was Executive Director of FANS, Inc., the organization formed to bring the Los Angeles Rams to St. Louis. From July 1992 to November 1994, Mr. Zweifel was Vice President and Controller of Clark Refining and Marketing. From July 1988 to July 1992, Mr. Zweifel was Vice President, Chief Financial Officer and Secretary for Engineered Support Systems, a manufacturer of ground support systems.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

  The Company's Common Stock has been traded in the over-the-counter market and listed on the Nasdaq National Market under the symbol "PREZ" since

December 11, 1992. Prior thereto, there was no established public trading market for the Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for the Common Stock, as reported by the Nasdaq National Market:

                                                High        Low
                                               ------      -----
            Fiscal 1998
              First Quarter................   $ 4.8750    $ 3.0000
              Second Quarter...............   $ 5.6250    $ 2.0625
              Third Quarter................   $ 7.0000    $ 2.8125
              Fourth Quarter...............   $ 4.7500    $ 2.8750

                                                High        Low
                                               ------      -----
            Fiscal 1997
              First Quarter................   $16.1250    $ 8.2500
              Second Quarter...............   $13.5000    $ 8.2500
              Third Quarter................   $ 9.3750    $ 4.3125
              Fourth Quarter...............   $ 5.6250    $ 3.3750

  On May 27, 1998, there were approximately 1,613 holders of record of the Company's Common Stock.

  The Company has never paid any dividends on its Common Stock. The Company anticipates that for the foreseeable future all earnings, if any, will be retained for the operation and expansion of its business. Accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends by the Company is restricted under the terms of the indenture governing the Company's Senior Exchange Notes due 2001. See "Management's Discussion and Analysis of Financial Position and Results of Operations-Liquidity and Capital Resources."

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

                                                        Years Ended February 28/29, (1)
                                              1998       1997       1996       1995        1994
                                             ------     ------     ------     ------      ------
                                                     (in thousands, except share data)
Consolidated Statement of Operations Data:
Total operating revenues..................  $187,535   $187,027   $192,685   $160,350   $107,099

Operating income (loss)...................  $  2,827   $  3,784   $(21,471)  $(13,224)  $ 11,593

Income (loss) before extraordinary item
  and cumulative effect of a change
  in accounting principle (2).............  $(15,037)  $ (8,785)  $(58,150)  $(16,179)  $ 10,089

Net income (loss).........................  $(15,037)  $ (8,785)  $(58,150)  $(20,232)  $ 10,691

Basic and dilutive income (loss)
  per share...............................   $ (2.99)   $ (1.74)   $(11.55)   $ (4.02)   $  2.12

Consolidated Balance Sheet Data:
Total assets..............................  $187,256   $155,904   $168,024   $234,275   $258,615
Long-term liabilities.....................  $136,084   $104,862   $106,082   $112,917   $ 67,822
Stockholders' equity......................  $  8,684   $ 23,721   $ 32,506   $ 90,656   $108,924

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion, which covers fiscal years 1996 through 1998, should be read in conjunction with the consolidated financial statements of the Company and the separate financial statements of The Connelly Group, L.P. and PRC Holdings Corporation and the notes thereto included elsewhere in the report.

Overview

  The Company's operating results are affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the results of pursuing various development opportunities and general weather conditions. Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods.

  --Competition

  Intensified competition for patrons continues to occur at each of the Company's properties.

  Since gaming began in Biloxi in August 1992, steadily increasing competition along the Mississippi Gulf Coast, including New Orleans and elsewhere in Louisiana and Mississippi, has had an adverse effect on the results of operations in Biloxi. Several large hotel/casino complexes have been built in recent years and a new large project is under construction and is scheduled to open in early 1999. There are currently twelve casinos operating in this area and a thirteenth under construction. The replacement of the smaller "President Casino-Mississippi" by the "Biloxi Barge," in July 1995, improved the Company's presence in Biloxi. However, it is apparent that it will continue to be more difficult to compete as larger casino complexes enter the Biloxi market, many being built by competitors having substantially greater name recognition and financial and marketing resources than the Company. See "New Operation" for details regarding a destination resort the Company is developing in Biloxi, Mississippi.

  Within a 25-mile radius of the Quad Cities, the Company's Davenport operation competes with three other casino operations. New casinos, expansion and increased marketing by these competitors continues to escalate, resulting in increased promotional and marketing costs.

  Competition is intense in the St. Louis market area. There are presently five other casino companies operating in the market area and competing for local customers. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "Admiral" and the second 20 miles upriver in Alton, Illinois. There are three Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River, one in the City of St. Charles, Missouri and two in Maryland Heights, Missouri. The two in Maryland Heights opened in March 1997.

  --Regulatory Matters

  Differences in gaming regulations in the St. Louis market between Illinois and Missouri operators give competitive advantages/disadvantages to the various operators. While Missouri regulations do not require the vessels to actually cruise, simulated cruising requirements are imposed which restrict entry to a vessel to a 45 minute period every two hours. Those competitors having two casino vessels can alternate hourly boarding times and provide virtually continuous boarding for guests. Thus, they have a distinct competitive advantage over the Company, which has only one vessel, "The Admiral." Illinois casino vessels are required to cruise, thereby limiting ingress and egress to the casinos. In addition, Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake gamblers; additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any change in the legislation related to these requirements could have a positive or negative impact on the competitive environment in the St. Louis market.

  A recent ruling by the Missouri Supreme Court has brought into question the legality of certain Missouri riverboat gaming operations. Several of the Company's St. Louis competitors have developed their gaming facilities in shallow basins filled with piped-in river water, commonly referred to as "boats in moats." The recent ruling requires gaming boats to be "solely over and in contact with the surface" of the rivers on which they operate. At this time it is not evident what effect, if any, the ruling may have on competitors of the Company located in Missouri. The Company's St. Louis operation on the "Admiral" does meet the new standard, and its gaming license is not affected by this ruling.

  In Iowa, an excursion gambling boat must operate at least one excursion each day for 100 days during the excursion season from April 1 through October 31. Excursions consist of a minimum of two hours. While an excursion gaming boat is docked, passengers may embark or disembark at any time. As stated above, Illinois boats are required to cruise. Any change in the Illinois legislation related to these requirements could have a negative impact on the competitive environment in the Davenport market.

  The Company temporarily removed its casino vessel, the "President," from service in Davenport (from November 12, 1995 to April 3, 1996) for its Coast Guard mandated five-year hull inspection and to make certain improvements to the facility. During such period, the Company temporarily replaced the "President" with a smaller vessel, "President Casino-Mississippi," thereby reducing Davenport's gaming square footage from approximately 37,000 square feet to 21,000 square feet.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. The Davenport casino operations were temporarily suspended for thirteen days during April 1997, as a result of flooding on the Mississippi River. Also as a result of flood conditions, the Company temporarily suspended operations aboard the "Admiral" in St. Louis for three days in May and eight days in June of 1996. Although the Company was not forced to suspend its St. Louis operations during fiscal 1998, high waters caused reduced parking and a general public perception of diminished access to the casino which combined to negatively impact revenue during the period.

  --New Operation

  On July 24, 1997, the Company, through a newly created subsidiary, President Broadwater Hotel, LLC ("PBLLC"), purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which was wholly-owned by John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. The property comprises approximately 260 acres and includes two hotels, a 138-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is currently the site of the Company's casino operations in Biloxi and had been leased by the Company under a long-term lease agreement. The Company invested $5.0 million in PBLLC. PBLLC financed the purchase with $30.0 million of outside financing and issued a $10.0 million membership interest to the seller. Such financing is non-recourse to the Company.

  The Company is currently developing a master plan for this real estate. The master plan includes the development of a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming and would include the demolition of the existing hotels. Management believes with its beachfront location and contiguous golf course, this is the best site for such a development in the rapidly growing Gulf Coast market. It is also uniquely qualified to be a multi-casino facility.

  -- Impairments and Write-offs

  In October 1993 the Company entered into a joint venture with an unrelated third party to manage a land-based gaming casino to be owned by the St. Regis Mohawk Indian Tribe (the "Tribe.") In fiscal year 1995, due to uncertainty related to various matters, including the execution of a management agreement with the Tribe, the Company wrote-off its $4.1 million investment in this project. In January 1998, the Company sold its rights to the St. Regis development project for $0.4 million and certain contingent payments if a casino is opened. Under the terms of the agreement, the Company will receive an additional $0.6 million upon the opening of a proposed casino on the Tribe's reservation near Massena, New York and up to an additional $1.0 million out of certain cash flows, if any, from the casino.

  In December 1994, the Company entered into a joint venture to develop a riverboat casino operation in Gary, Indiana. As a result of a number of events the Company reexamined its participation in this joint venture, and on June 30, 1995, transferred its entire interest in the venture to its partner. In fiscal 1996, as a result of the decision to withdraw from the Gary, Indiana development, the Company wrote-off its $1.1 million investment (included in "equity loss in unconsolidated entities") and reduced the carrying value of its vessel, "President Casino New Yorker" (formerly known as "Majestic Star"), by $7.0 million to its then estimated market value. Also during fiscal 1996, the Company was in negotiation to sell "President Casino-IV," an un unused gaming vessel it owned, and based on such negotiations, the Company wrote down its value by $4.0 million.

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

  In September 1997, the Company further modified its lease and option agreements for its lease rights to 18 acres of river front property in the Penn's Landing area of Philadelphia, Pennsylvania. Pursuant to the second modification of the lease agreement, the Company remitted $1.2 million for the second preliminary term extension for the period from January 1, 1998 through September 30, 1998. This term extension may be extended at the election of the Company through December 31, 1998 on a month to month basis for $0.1 million per month beginning in October 1998. The Company also extended its right to secure additional option periods through December 31, 2000. The modified agreement also calls for contingent payments, not to exceed $2.1 million if a third party is found for the second gaming site. The remaining terms and conditions of the agreements were substantially unchanged.

Results of Operations

  The results of operations for fiscal years 1996 through 1998 include the gaming results for Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri, and of much lesser significance, the non-gaming operations for Davenport (The Blackhawk Hotel) and St. Louis (Gateway Riverboat Cruises). Beginning in July 1997, the results of operations include the results of the Broadwater Property, which was purchased July 1997.

  The following table highlights the results of operations for the Company's gaming and non-gaming cruise operating subsidiaries. The table does not include results of operations for the Company's corporate subsidiaries, The Blackhawk Hotel or the Broadwater Property.

                                         Twelve Months Ended
                                            February 28/29,
                                     1998        1997        1996
                                    ------      ------      ------
Davenport, Iowa
  Operating revenues               $  69.9     $  65.1      $  70.3
  Operating income                 $  10.6     $  10.1      $  15.8
  EBITDA (a)                       $  14.9     $  14.1      $  20.4
  EBITDA margin                       21.3%       21.7%        29.0%

Biloxi, Mississippi
  Operating revenues               $  39.6     $  43.8      $  38.7
  Operating loss                   $  (2.3)    $  (2.9)     $  (5.0)
  EBITDA (a)                       $   0.6     $    --      $  (2.0)
  EBITDA margin (deficit)              1.5%        N/A         (5.2)%

St. Louis, Missouri
  Operating revenues               $  67.9     $  70.9      $  76.8
  Operating income                 $   2.7     $   2.0      $   4.1
  EBITDA (a)                       $   7.9     $   7.0      $   9.4
  EBITDA margin                       11.6%        9.9%        12.2%

(a) "EBITDA" consists of earnings from operations before interest, income taxes, depreciation and amortization for each of the operating subsidiaries. However, it does not include corporate operating expenses. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows from operational activities as a measure of liquidity. The Company has presented EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial position. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial depreciation and amortization.

Fiscal 1998 Compared to Fiscal 1997

  Operating revenues. The Company generated consolidated operating revenues of $187.5 million during fiscal 1998 compared to $187.0 million during the fiscal 1997, an increase of $0.5 million or 0.3%. While the Davenport casino experienced a $4.8 million increase in revenues, the Biloxi and St. Louis casinos experienced decreases of $4.2 million and $3.0 million, respectively,
as a result of continued competitive pressures.   On a consolidated basis, the
three gaming properties experienced a decrease in revenue $2.4 million. Additionally, a non-gaming subsidiary experienced a $2.4 million decrease in charter revenues as a result of the sale of two of the Company's vessels that in the prior year had been under charter. Such decrease was offset by $5.1 million of revenue contributed by the Broadwater Property.

  Operating revenues from the Company's Davenport operations were positively affected by an increase in market share (excluding the period that operations were suspended) for fiscal 1998 compared to fiscal 1997. This was offset, in part, by flood conditions which caused the temporary suspension of operations for thirteen days during April 1997. During fiscal 1997, the Davenport operations were negatively affected by construction which adversely affected parking and ingress to the casino (which construction was substantially completed in fiscal 1997) and by the substitution of a smaller vessel for one month of the first quarter.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) were $18.0 million during fiscal 1998, compared to $16.1 million during fiscal 1997, an increase of $2.1 million or 11.8%. The increase was largely attributable to $5.1 million in revenue contributed by the Broadwater Property, which was acquired in July 1997, and $0.5 million of business interruption insurance proceeds related to the temporary suspension of operations in St. Louis during the prior year that was recognized in fiscal 1998. Such increase was partially offset by a $2.4 million dollar decrease in charter revenues as a result of the sale of the two vessels discussed above.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $99.8 million during fiscal 1998, compared to $100.8 million during fiscal 1997, a decrease of $1.0 million or 1.0%. This decrease in gaming costs was primarily attributable to operating efficiencies and those costs directly affected by the reduced revenue levels, such as gaming and boarding taxes. As a percentage of gaming revenues, gaming and gaming cruise costs remained at 59.0%

  The Company's consolidated selling, general and administrative expenses were $50.4 million during fiscal 1998, compared to $51.0 million during fiscal 1997, a decrease of $0.6 million or 1.2%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 26.9% during fiscal 1998, from 27.3% during fiscal 1997. The decrease was primarily attributable to the reduction of the property tax assessment for the St. Louis property. Accordingly, the Company realized savings of $0.5 million for fiscal 1997 and received a refund in fiscal 1998 of $0.7 million related to the prior year's taxes. The addition of the costs from the newly acquired Broadwater Property was partially offset by the elimination of the marina lease costs.

  During fiscal 1998, the Company recognized a net gain on the sale and disposal of assets of $0.7 million. This gain was primarily related to the sale of unused vessels. During fiscal 1997, the Company recognized a net gain on the sale and disposal of assets of $1.5 million. This gain was primarily related to the exercise of a purchase option by the charterer of one of the Company's casino vessels.

  Depreciation and amortization expenses were $14.4 million during fiscal 1998, compared to $15.3 million during fiscal 1997, a decrease of $0.9 million or 5.9%. The decrease was primarily attributable to the sale of two vessels in the prior year.

  The Company recognized an impairment of long-lived assets of $0.4 million during fiscal 1998, compared to $0.7 million during fiscal 1997. The fiscal 1998 write-offs were primarily related to obsolete equipment, while the fiscal 1997 write-offs were primarily related to assets being refurbished for use with the implementation of a proposed second vessel in St. Louis.

  During fiscal 1998, the Company incurred development costs of $2.7 million primarily related to the Company's lease option in Philadelphia, Pennsylvania and other potential gaming jurisdictions. During fiscal 1997, the Company incurred development costs of $1.1 million related primarily to the Philadelphia project and the proposed implementation of a second vessel in St. Louis.

  Operating income. As a result of the items discussed above, the Company had operating income of $2.8 million during fiscal 1998, compared to operating income of $3.8 million during fiscal 1997.

  Interest expense, net. The Company incurred net interest expense of $17.0 million during fiscal 1998, compared to $13.7 million during fiscal 1997, an increase of $3.3 million or 24.1%. The increase was attributable to an additional $30.0 million of debt incurred by the Company in conjunction with the purchase of the Broadwater Property in July 1997.

  Income taxes. During fiscal years 1998 and 1997, given the level of operations, increased competition and the overall uncertainty as to the Company's ability to return to profitability, the Company did not recognize the tax benefit generated from operating losses. The Company did not satisfy the recognition criteria established under generally accepted accounting principals. During fiscal 1997, the Company recognized a $1.4 million tax benefit as the result of a state income tax refund related to the prior year.

  Minority interest expense. The Company incurred $0.9 million minority interest expense for fiscal 1998, compared to $0.2 million for fiscal 1997. The increase is primarily attributable to the acquisition of the Broadwater Property in late July 1997.

  Net loss. The Company incurred a net loss of $15.0 during fiscal 1998, compared to a net loss of $8.8 million during fiscal 1997.

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

  The increase in revenues from the Biloxi property was primarily attributable to a full year of gaming operations aboard the "Biloxi Barge," which was placed in service on June 30, 1995. This barge has provided the Company with increased casino square footage, more slot machines and more table games than the previous facility. In addition, the "Biloxi Barge" features a full service 250-seat dining facility, not available in the previous casino.

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

  The Company's revenues from food and beverage, hotel, retail and other nongaming activities (net of promotional allowances) decreased to $16.1 million during fiscal 1997, from $18.1 million in fiscal 1996, a decrease of $2.0 million or 11.0%. This decrease was primarily attributable to the inclusion of $2.8 million of business interruption proceeds indicated above and $0.5 million of other insurance proceeds during fiscal 1996 offset by an increase of $0.6 million from the charter of certain vessels and an increase in the Biloxi operation's food and beverage revenue as the result of a full year of expanded food service discussed above.

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

  The Company's consolidated selling, general and administrative expenses were $51.8 million during fiscal 1997, compared to $56.7 million in fiscal 1996, a decrease of $4.9 million or 8.6%. Such decrease was primarily attributable to a decrease in corporate overhead and development costs, offset by three and a half months of additional lease payments during fiscal 1997 for the "Biloxi Barge," which commenced in June 1995. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 27.7% during fiscal 1997 from 29.4% in fiscal 1996.

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

  The fiscal 1996 charge of $24.8 million for impairment of long-lived assets included the following:

  -An $11.0 million charge against earnings related to the write-down of two vessels, specifically $7.0 million and $4.0 million on "President Casino New Yorker" and "President Casino-IV," respectively.

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

  Depreciation and amortization expenses were $15.3 million during fiscal 1997, compared to $16.5 million in fiscal 1996, a decrease of $1.2 million or 7.2%. This decrease was primarily attributable to the sale of various assets partially offset by the additional depreciation expense related to placing the "President Casino New Yorker" in service at the beginning of its charter in May 1996.

  The Company incurred a $1.2 million loss in unconsolidated entities during fiscal 1996, primarily related to the write-off of the Company's Gary, Indiana investment. There was no comparable expense in during fiscal 1997.

  During fiscal 1997, the Company incurred development costs of $1.1 million comprised of $0.8 million related to the Philadelphia project and $0.3 million related to the application and proposed implementation of a second vessel in St. Louis. During fiscal 1996, the Company incurred $0.4 million of development costs related primarily to the Philadelphia project.

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

  During fiscal 1997, the Company recognized a $1.4 million tax benefit as the result of a state income tax refund. During fiscal 1996, the Company recognized a $21.9 million tax charge to income as the result of the income tax valuation allowance discussed below.

Income Taxes

  Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax assets related to certain temporary differences between the Company's tax and accounting records and net operating loss carryforwards to the extent that realization of such benefit is "more likely than not." In early fiscal 1996, the Company continued its strategic focus on existing income-generating properties and in connection with this strategy directed investments to existing properties while pursuing efforts to find alternative uses for existing non-income producing assets either through lease or sale. In furtherance of this strategy, the Company decided not to pursue the joint venture in Gary, Indiana. Efforts by the Company to return to profitability in 1996, though enhanced by the aforementioned regulatory changes in Iowa and Missouri, were hampered by flooding in Missouri and increased competition in all of the Company's jurisdictions. Disruptions in Biloxi from the changes in completing the switch to the "Biloxi Barge" (eventually fully completed in December) and in Iowa for the mandatory Coast Guard hull inspection further impacted 1996 profitability. In the fourth quarter of 1996, additional write offs related to the Company's lease option on property in Philadelphia and other vessels and gaming equipment were incurred. Furthermore, the Company incurred further losses in the fourth quarter from its core operations. Given the level of operations, the increased competition and the overall uncertainty as to the Company's ability to return to profitability, management believed that the deferred tax benefits did not continue to satisfy the recognition requirements of SFAS No. 109. Accordingly, based on the uncertainty regarding the Company's ability to generate future taxable income, the Company established a valuation allowance of $36.3 million for the deferred tax asset resulting in net income tax expense of $21.9 million in fiscal year 1996.

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

  The Company requires approximately $9.0 million of cash in order to fund daily operations. As of February 28, 1998, the Company had approximately $12.9 million in non-restricted cash and short-term investments available in excess of the approximately $9.0 million required to fund operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make major capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company's $4.4 million restricted cash relates to the Broadwater Property. Pursuant to loan agreements pertinent to the Broadwater Property, revenues are deposited to lockboxes that are controlled by the lender. Such revenues include income from the operations of the hotels and golf course and $3.3 million annually ($1.7 in fiscal 1998, since the date of acquisition) of proceeds from rental of the Biloxi casino's mooring site. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements.

  The Company generated cash flow from operating activities of $6.2 million during fiscal 1998, compared to $5.5 million in fiscal 1997.

  Investing activities of the Company used $41.6 million of cash during fiscal 1998, compared to the $0.9 million provided by investing activities during fiscal 1997. During fiscal 1998, the Company spent $35.4 million, primarily on the acquisition of the Broadwater Property, and spent $1.3 million related to certain lease options in Philadelphia, offset by the receipt of $1.6 million of proceeds primarily from the sale of vessels that the Company did not intend to use in future operations. During fiscal 1997, $14.2 million of proceeds from the sale of a vessel were partially offset by $8.5 million for expenditures for property and equipment and $3.4 million related to the purchase of certain lease options in Philadelphia.

  The Company made $0.4 million of principal payments during both fiscal 1998 and 1997.

  The indenture governing the Company's Senior Exchange Notes due 2001 (the "Indenture"), restricts the ability of PCI, TCG and PCI's wholly-owned subsidiaries which are guarantors of the Senior Exchange Notes due 2001 (collectively, the "Guarantors"), among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Guarantors have the ability to seek to borrow additional funds of $15.0 million. The Indenture also provides that the Guarantors must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). The Company intends to utilize all such proceeds in accordance with the Indenture. In the event such proceeds are not so utilized, the Company must make an offer to all holders of Senior Exchange Notes to repurchase at par value an aggregate principal amount of Senior Exchange Notes equal to the amount by which such proceeds exceeds $5.0 million. The Company does not believe that the unutilized proceeds will exceed $5.0 million. Certain provisions of the Indenture do not apply to the Company's consolidated entities which do not guarantee the Senior Exchange Notes due 2001.

  The Company has a $3.8 million outstanding term note payable that is collateralized by a boat and various equipment with a net book value of $8.5 million. The note contains a covenant whereby the Company must maintain a minimum net worth of $40.0 million. The Company's net worth is currently below $40.0 million. The Company received a waiver of the covenant through April 1, 1999. Since the fair market value of the vessel is in excess of the outstanding note balance, management believes that the Company will be able to either renegotiate the terms, buy down a portion of the note or refinance the loan at such time as the waiver terminates.

  On April 4, 1998, the "Admiral" was struck by runaway river barges which resulted in the severing of several of the vessel's mooring lines and boarding ramps. The vessel sustained no hull or structural damage and minimal damage to its bow apron. There were no reports of serious injuries to the approximate 2,300 guests and employees aboard.

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company maintains adequate property, liability and business interruption insurance to minimize the financial impact of the accident. The maximum deductible that may be applied against these policies could reach $1.1 million. The Company will pursue the owners of the towboat that were involved in the accident to recover any losses.

  In January 1998, the Company submitted to the New York City Gambling Control Commission the appropriate applications to operate a "cruise-to-nowhere" vessel from New York City.

  The New York City Gambling Control Commission was established in 1997 to regulate potential "cruise-to-nowhere" operations originating from New York City. The Commission's regulatory authority encompasses the review of license applications, performance of background checks and the issuance of licenses, among other areas.

  With its extensive gaming and marine experience through the Company's existing licensed riverboat and dockside casino operations, the Company believes it is uniquely qualified to pursue this significant opportunity in the New York City market. Moreover, the Company believes that its 308-foot deep-water vessel, "President Casino New Yorker," is one of the best vessels available for a "cruise-to-nowhere" casino operation and is available for redeployment in New York should the Company receive a license. The Company has committed approximately $4.0 million of capital for additions to the vessel and gaming equipment and spent $1.3 million (of which $0.2 million was spent in fiscal 1998) on development costs relating to the proposed New York operation.

  It is not known at this time whether the Company will receive a license and, if so, when it would be issued. The Company received notification in April 1998 that the Commission was not prepared to issue a provisional license. While the Company continues to pursue a New York City license it also continues to review alternative uses for the "President Casino New Yorker," including the sale or lease of the vessel.

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

  If the Company identifies a potential growth opportunity, the Company could pursue a number of alternatives to avail itself of additional capital, including borrowing additional funds either directly or on a stand-alone project basis, financing through lease agreements, selling equity securities and selling assets which are not currently generating revenues. The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming in other potential jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

Forward Looking Statements

  The statements contained herein include forward-looking statements based on management's current expectations of the Company's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, the Company's actual results could differ materially from the expectations expressed herein. Factors that could cause the Company's actual results to differ materially from the expected results include, among other things: the intensely competitive nature of the riverboat and dockside casino gaming industry; increases in the number of competitors in the markets in which the Company operates; the seasonality of the riverboat and dockside casino gaming industry in certain markets in which the Company operates; the susceptibility of the Company's operating results to floods, adverse weather conditions and natural disasters; the risk that jurisdictions in which the Company proposes to operate do not enact legislation permitting riverboat or dockside casino gaming or do not enact such legislation in a timely manner; changes in governmental regulations governing the Company's activities and other risks detailed in the Company's filings with the Securities and Exchange Commission.

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

                                    Part III

Item 10.  Directors and Executive Officers Registrant

  Information regarding the directors and executive officers of the Company is contained in "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

  Information regarding executive officers of the Company is contained in Part I hereof under the caption "Executive Officers of the Company."

Item 11.  Executive Compensation

  Information regarding executive compensation is contained in "Compensation of Executive Officers" included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Information regarding security ownership of certain beneficial owners and management is contained in "Security Ownership of Certain Beneficial Owners and Management" included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

  Information regarding certain relationships and related transactions is contained in "Certain Transactions" included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Financial Statements.

           See the Index to Financial Statements and Schedules on page F-1.

    2.     Financial Statement Schedules.

           See the Index to Financial Statements and Schedules on page F-1.

    3.     Exhibits.

           See Exhibit Index on page F-62.

(b)        Reports on Form 8-K.

           None.


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENT CASINOS, INC.

By:     /s/ James A. Zweifel
    ---------------------------
    Name:   James A. Zweifel
    Title:  Executive Vice President
            and Chief Financial Officer

    Date:   May 29, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 29th day of May, 1998 by the following persons on behalf of the registrant in the capacities indicated.

Signature                           Capacity
---------                           --------


  /s/ John E. Connelly              Chief Executive Officer, Chairman
--------------------------          and Director
John E. Connelly


  /s/ John S. Aylsworth             President, Chief Operating Officer
--------------------------          and Director
John S. Aylsworth


  /s/ Karl G. Andren                Director
--------------------------
Karl G. Andren


  /s/ Royal P. Walker, Jr.          Director
--------------------------
Royal P. Walker, Jr.


  /s/ Terrence L. Wirginis          Vice Chairman, Vice President and Director
--------------------------
Terrence L. Wirginis


  /s/ James A. Zweifel              Executive Vice President and
--------------------------          Chief Financial Officer
James A. Zweifel

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC.
     Consolidated Financial Statements:
       Independent Auditors' Report ......................................F-2
       Consolidated Balance Sheets as of February 28, 1998 and 1997.......F-3
       Consolidated Statements of Operations for the Years
         Ended February 28/29, 1998, 1997 and 1996........................F-4
       Consolidated Statements of Stockholders' Equity for the Years
         Ended February 28/29, 1998, 1997 and 1996........................F-5
       Consolidated Statements of Cash Flows for the Years
         Ended February 28/29, 1998, 1997 and 1996........................F-6
       Notes to Consolidated Financial Statements.........................F-7
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts................... F-40
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.
II.  THE CONNELLY GROUP, L.P.
     Financial Statements:
       Independent Auditors' Report.......................................F-41
       Balance Sheets as of February 28, 1998 and 1997....................F-42
       Statements of Operations for the Years
         Ended February 28/29, 1998, 1997 and 1996........................F-43
       Statements of Partners' Preferred Redeemable Capital and
         General Capital for the Years
         Ended February 28/29, 1998, 1997 and 1996........................F-44
       Statements of Cash Flows for the Years
         Ended February 28/29, 1998, 1997 and 1996........................F-45
       Notes to Financial Statements......................................F-46
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts....................F-53
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.
III. PRC HOLDINGS CORPORATION
     Financial Statements:
       Independent Auditors' Report.......................................F-54
       Balance Sheets as of February 28, 1998 and 1997....................F-55
       Statements of Operations for the Years
         Ended February 28/29, 1998, 1997 and 1996........................F-56
       Statements of Stockholder's Equity for the Years
         Ended February 28/29, 1998, 1997 and 1996........................F-57
       Statements of Cash Flows for the Years
         Ended February 28/29, 1998, 1997 and 1996........................F-58
       Notes to Financial Statements......................................F-59
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts....................F-61
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.

INDEPENDENT AUDITORS' REPORT


President Casinos, Inc.:


We have audited the accompanying consolidated balance sheets of President Casinos, Inc. and affiliates as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of President Casinos, Inc. and affiliates as of February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------




Saint Louis, Missouri
April 27, 1998

                                   PRESIDENT CASINOS, INC.
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)
                                                                              February 28,
                                                                            1998       1997
                                                                          --------   --------
ASSETS
Current Assets:
  Cash and cash equivalents.............................................  $ 19,278   $ 25,115
  Restricted cash.......................................................     4,354        --
  Short-term investments................................................     2,622        600
  Receivables, net of allowance for doubtful accounts of $369 and $393..     1,664        982
  Receivables from related parties......................................       --       2,022
  Inventories...........................................................     1,884      1,623
  Prepaid expenses and other current assets.............................     4,024      2,915
                                                                          ---------  ---------
      Total current assets..............................................    33,826     33,257
                                                                          ---------  ---------
Property and Equipment, net.............................................   149,066    117,163
                                                                          ---------  ---------
Other Assets:
  Deferred financing costs..............................................     2,385      2,761
  Lease options.........................................................     1,469      2,048
  Other assets..........................................................       510        675
                                                                          ---------  ---------
      Total other assets................................................     4,364      5,484
                                                                          ---------  ---------
                                                                          $187,256   $155,904
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..................................  $  1,895   $  1,772
  Accounts payable......................................................     3,807      2,414
  Accrued payroll and benefits..........................................     7,479      7,156
  Other accrued expenses................................................    18,329     15,664
  Due to related parties................................................       --          50
                                                                          ---------  ---------
      Total current liabilities.........................................    31,510     27,056
                                                                          ---------  ---------
Long-Term Liabilities:
  Notes payable and capital lease obligations...........................   134,784    104,862
  Accrued loan fee......................................................     1,300        --
                                                                          ---------  ---------
      Total long-term liabilities.......................................   136,084    104,862
                                                                          ---------  ---------
         Total liabilities..............................................   167,594    131,918
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Minority Interest.......................................................    10,978        265
Stockholders' Equity:
  Preferred Stock, $.01 par value per share; 10,000,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 100,000,000 shares
    authorized; 5,032,926 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................   (93,347)   (78,310)
                                                                          ---------  ---------
      Total stockholders' equity........................................     8,684     23,721
                                                                          ---------  ---------
                                                                          $187,256   $155,904
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)

                                                  Years Ended February 28/29,
                                                  1998       1997       1996
                                                 ------     ------     ------
OPERATING REVENUES:
Gaming and gaming cruise...................    $169,467   $170,910   $174,567
Food and beverage..........................      20,677     19,691     17,217
Hotel......................................       4,889      1,671      1,911
Retail and other...........................       6,176      7,126      9,246
Less promotional allowances................     (13,674)   (12,371)   (10,256)
                                               ---------  ---------  ---------
  Total operating revenues.................     187,535    187,027    192,685
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...................      99,750    100,847    100,903
Food and beverage..........................      13,994     13,194     11,830
Hotel......................................       1,613        686        560
Retail and other...........................       2,299      1,797      1,651
Selling, general and administrative........      50,355     51,030     55,933
Depreciation and amortization..............      14,372     15,324     16,470
Development................................       2,655      1,116        379
Impairment of long-lived assets............         396        728     24,848
(Gain) loss on sale of
   property and equipment..................        (726)    (1,479)       408
                                               ---------  ---------  ---------
  Total operating costs and expenses.......     184,708    183,243    212,982
                                               ---------  ---------  ---------
OPERATING INCOME (LOSS) BEFORE EQUITY
  LOSS IN UNCONSOLIDATED ENTITIES..........       2,827      3,784    (20,297)
Equity loss in unconsolidated entities.....         --         --       1,174
                                               ---------  ---------  ---------
OPERATING INCOME (LOSS)....................       2,827      3,784    (21,471)
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Interest income (related party interest
  income of $103, $260 and $135)...........       1,050      1,159      1,170
Interest expense...........................     (18,044)   (14,863)   (15,908)
                                               ---------  ---------  ---------
Total other expense........................     (16,994)   (13,704)   (14,738)
                                               ---------  ---------  ---------
LOSS BEFORE INCOME TAXES AND MINORITY
  INTEREST.................................     (14,167)    (9,920)   (36,209)
Income tax expense (benefit)...............         --      (1,367)    21,908
Minority interest..........................         870        232         33
                                               ---------  ---------  ---------
NET LOSS...................................    $(15,037)  $ (8,785)  $(58,150)
                                               =========  =========  =========

Basic and diluted net loss per share.......     $ (2.99)   $ (1.75)   $(11.55)
                                                ========   ========   ========
Weighted average common and dilutive
 potential common shares outstanding.......       5,033      5,033      5,033
                                                 =======    =======    =======
See Notes to Consolidated Financial Statements.

                                    F-4

                          PRESIDENT CASINOS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)

                                              Additional
                                     Common     Paid-In  Accumulated
                                      Stock     Capital    Deficit     Total
                                      -----     -------    --------    -----
Years Ended February 28/29,
  1996, 1997 and 1998:

Balance as of February 28, 1995...  $    302   $101,729   $(11,375)  $ 90,656
Net loss..........................       --         --     (58,150)   (58,150)
                                    ---------  ---------  ---------  ---------
Balance as of February 29, 1996...       302    101,729    (69,525)    32,506
Net loss..........................       --         --      (8,785)    (8,785)
                                    ---------  ---------  ---------  ---------
Balance as of February 28, 1997...       302    101,729    (78,310)    23,721
Net loss..........................       --         --     (15,037)   (15,037)
                                    ---------  ---------  ---------  ---------
Balance as of February 28, 1998...  $    302   $101,729   $(93,347)  $  8,684
                                    =========  =========  =========  =========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                                Years Ended February 28/29,
                                               1998        1997        1996
                                              ------      ------      ------
Cash flows from operating activities:
Net loss............................................   $(15,037)   $ (8,785)   $(58,150)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization...................     14,372      15,324      16,470
    (Gain) loss on disposal of assets...............       (726)     (1,479)        408
    Impairment of long-lived assets.................        396         728      24,848
    Deferred income tax expense.....................        --          --       21,908
    Amortization of deferred financing
      costs and discount............................      2,434       1,091       1,149
    Amortization of lease options...................      1,917         320         --
    Equity loss in unconsolidated entities..........        --          --        1,174
    Minority interest...............................        870         232          33
    Net change in working capital accounts..........      2,399      (1,667)       (184)
    Net change in long-term accounts................       (446)       (217)       (466)
                                                       ---------   ---------   ---------
      Net cash provided by operating activities.....      6,179       5,547       7,190
                                                       ---------   ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........    (35,374)    (10,582)    (16,810)
  Proceeds from the sale of equipment...............      1,601      14,245      19,907
  Changes in restricted cash........................     (4,354)        --          --
  Investment in/advances to
    unconsolidated entities.........................        --          --         (179)
  Investment in lease options.......................     (1,325)     (3,368)       (197)
  Loan to related party.............................        --          --       (1,000)
  Purchase of short-term investments................     (2,022)        --         (208)
  Maturity of short-term investments................        --          408         --
  Minority interest.................................       (104)        --          --
  Other.............................................        (65)        231         --
                                                       ---------   ---------   ---------
       Net cash provided by (used in)
         investing activities.......................    (41,643)        934       1,513
                                                       ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from notes payable.......................     30,000         --          --
  Proceeds from capital lease refund................        108         --          --
  Payments on notes payable.........................       (400)       (400)    (12,476)
  Payments on capital lease obligations.............        (81)       (722)     (1,186)
                                                       ---------   ---------   ---------
      Net cash provided by (used in)
        financing activities........................     29,627      (1,122)    (13,662)
                                                       ---------   ---------   ---------
Net increase (decrease) in cash
  and cash equivalents..............................     (5,837)      5,359      (4,959)

Cash and cash equivalents at beginning of year......     25,115      19,756      24,715
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of year............   $ 19,278    $ 25,115    $ 19,756
                                                       =========   =========   =========
See Notes to Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Dollars in thousands, except per share data and unless otherwise stated)

1.  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95% owned limited partnership and a limited liability company in which the Chairman has a $10,000 preferred interest (collectively, the "Company" or "PCI"). All material intercompany balances and transactions have been eliminated.

  PCI develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts riverboat and/or dockside gaming operations in Davenport, Iowa; in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") and in St. Louis near the base of the Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Davenport operations are managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Company also operates two nongaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotels in Davenport, Iowa, Biloxi, Mississippi and other ancillary facilities associated with its gaming operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents -- Cash and cash equivalents include highly liquid investments with original maturities of ninety days or less.

  Restricted Cash -- Pursuant to loan agreements pertinent to the Broadwater Property (see Notes 3 and 6), revenues are deposited to lockboxes that are controlled by the lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements. Accordingly, the cash and cash equivalents of the Broadwater Property have been classified as restricted cash.

  Short-term Investments -- The Company invests in certificates of deposit and other short-term investments with original maturities greater than ninety days. Short-term investments are stated at cost, which approximates market.

  Inventories -- Inventories, consisting principally of food, beverage, retail items and operating supplies, are stated at the lower of first-in, first-out cost or market.

  Property and Equipment -- Property and equipment are recorded at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Repairs and maintenance are expensed as incurred.

Improvements are capitalized. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

         Land and marine improvements          3-20 years
         Buildings and improvements           10-40 years
         Riverboats, barges and improvements   9-20 years
         Leasehold improvements                3-20 years
         Furnishings and equipment             5-10 years

  Deferred Financing Costs -- Costs associated with the issuance of debt have been deferred and are being amortized over the life of the related indebtedness using the effective interest method.

  Gaming Revenue -- In accordance with industry practice, the Company recognizes gaming revenue as the net win from gaming activities, which is the difference between gaming wins and losses.

  Indirect Expenses -- Certain indirect expenses of operating departments such as selling, general and administrative and depreciation and amortization are shown separately in the accompanying statements of operations and are not allocated to departmental operating costs and expenses.

  Promotional Allowances -- Food, beverage, rooms and other items furnished without charge to customers are included in gross revenues at a value which approximates retail value and then deducted as complimentary services to arrive at total operating revenues. The cost of such complimentary services is charged to gaming and gaming cruise expense. Such estimated costs of providing complimentary services for the years ended February 28/29, 1998, 1997 and 1996 are as follows:

                                     1998      1997       1996
                                    ------    ------     ------
         Food and beverage......   $ 5,078   $ 4,557    $ 3,574
         Other..................       505       194        270
                                   --------  --------   --------
                                   $ 5,583   $ 4,751    $ 3,844
                                   ========  ========   ========

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

  Basic and Dilutive Loss Per Share Information -- Loss per share information is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalent shares from dilutive stock options from date of grant, using the treasury stock method, and the greater of the closing stock price per share for the period or the average stock price per share during the period. Basic and dilutive loss per common share assuming full dilution is computed using the weighted average number of shares of common stock outstanding and common stock equivalents from all dilutive stock options from date of grant using the treasury stock method and the stock price per share at period end. There is no difference between loss per share under the basic and dilutive methods due to the antidilutive nature of the stock options, since the Company has had losses in all periods presented.

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

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information, which establishes new standards for determining a reportable segment and for disclosing information regarding each such segment. A reportable segment is an operating segment: (a) that engages in business activities from which it earns revenues and incurs expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance, (c) for which discrete financial information is available, and (d) that exceeds specific quantitative thresholds. SFAS No. 131 will be effective for the Company beginning fiscal 1999. On adoption, and to the extent practicable, segment information for earlier comparative years will be restated. The Company anticipates, with the adoption of SFAS No. 131, it will expand its segment disclosures relative to its Missouri, Mississippi and Iowa operations. The Company believes the segment information required to be disclosed under SFAS No. 131 will have no effect on the Company's consolidated results of operations, financial position or cash flows, but will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

  Reclassifications -- Certain amounts for fiscal 1997 and 1996 have been reclassified to conform with fiscal 1998 financial statement presentations.

3.  PROPERTY AND EQUIPMENT

  Property and equipment as of February 28, 1998 and 1997, are summarized as follows:
                                                    1998        1997
                                                   ------      ------
      Owned property:
        Land..................................   $    650    $    650
        Land and marina improvements..........      6,543         --
        Buildings and improvements............      5,910       5,757
        Riverboats, barges and improvements...     81,895      69,846
        Leasehold improvements................      9,733      11,555
        Furnishings and equipment.............     43,286      44,200
        Property leased to third parties......        --       22,798
        Property held for development or
          sale, at net book value.............     49,185       2,696
        Construction in progress..............      2,451       2,645
                                                 ---------   ---------
                                                  199,653     160,147
          Accumulated depreciation
            and amortization..................    (51,508)    (44,597)
                                                 ---------   ---------
                                                  148,145     115,550
                                                 ---------   ---------
       Property under capital leases..........      2,908       2,867
          Accumulated amortization............     (1,987)     (1,254)
                                                 ---------   ---------
                                                      921       1,613
                                                 ---------   ---------
            Property and equipment, net.......   $149,066    $117,163
                                                 =========   =========

  On July 24, 1997, the Company acquired certain real estate and improvements from a wholly-owned entity of John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company located on the Gulf Coast in Biloxi, Mississippi for $40,500 plus closing costs. The property comprises approximately 260 acres and includes a marina, two hotels and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). The purchase price and related closing costs have been allocated principally to land as the Company anticipates developing this real estate into a full-scale luxury destination resort which would include the demolition of the existing hotels. The following purchase price allocation was based upon a valuation of an independent appraiser:

        Land held for development...................   $ 40,360
        Furnishings and equipment...................        156
                                                       ---------
                                                       $ 40,516
                                                       =========

  The marina is currently the site of the Company's casino operations in Biloxi that had previously been leased by the Company under a long-term lease agreement.

  During fiscal 1998, the Company recognized a net gain on the sale or disposal of assets of $726 consisting primarily of (i) $555 for the sale of three barges not utilized in the Company's operations and (ii) $375 for the sale of the Company's interest in a joint venture (see Note 4).

  During fiscal 1996, the Company entered into an agreement to charter "Diamond Jo" to an unrelated third party for a two-year period beginning September 1995. The Company received an initial non-refundable deposit of $500 which was amortized over the term of the agreement. Charter revenue of $1,730 and $1,949 for fiscal 1997 and 1996, respectively, is included in "Operating Revenue-Retail and other". The terms of the agreement provided the third party an option to purchase the vessel at any time throughout the charter period. During July 1996, the Company sold the vessel under the terms of the agreement and recognized a net gain of $999 on proceeds of $11,355.

  During fiscal 1995, the Company leased a restaurant barge to an unrelated third party for a two-year period commencing in October 1994. Charter revenue of $900 and $1,342 for fiscal 1997 and 1996, respectively, is included in "Operating Revenues-Retail and other". Upon expiration of the charter agreement, the Company sold the barge and recognized a gain of $392 on proceeds of $2,503.

  During fiscal 1998, the Company recognized an impairment of long-lived assets of $396 consisting of (i) $277 related to two barges based on current market conditions and (ii) $119 related to obsolete computer hardware and software.

  During fiscal 1997, the Company recognized an impairment of long-lived assets of $728 primarily related to assets being refurbished for use with the implementation of a proposed second vessel in St. Louis. Based on regulatory and economic factors, the Company subsequently determined a second vessel was not justified in St. Louis at the time.

  During fiscal 1996, the Company wrote-down the carrying value of "President Casino-IV" by $4,000 to its net realizable value. The vessel and certain nongaming equipment were subsequently sold for an aggregate purchase price of $18,000. No additional material gain or loss was recognized as a result of the sale. Additionally, as a result of the Company's decision to withdraw from Gary, Indiana and the resulting uncertainty regarding the future use of "President Casino New Yorker" (formerly known as "Majestic Star") (see Note 4 and 17), the Company reduced the carrying value of "President Casino New Yorker" by $7,000 to its then estimated fair value.

  During fiscal 1996, the Company wrote-down long-lived assets of $2,490 exclusive of the $11,000 discussed above, consisting of the following: (i) $1,496 for a nongaming cruise boat and barges based on market conditions and the uncertainty of future use in operations; (ii) $713 of gaming equipment and related accessories not utilized by the Company, based on market prices; (iii) $199 of various computer software and hardware which was abandoned; and, (iv) $82 for various other property.

4.  INVESTMENT IN UNCONSOLIDATED ENTITIES

  Gary Project

  In December 1994, a joint venture (the "Gary Joint Venture") between a wholly-owned subsidiary of the Company and Barden Development, Inc. ("Barden") received one of two conditional certificates of suitability awarded by the Indiana Gaming Commission. The certificate of suitability was conditioned upon the joint venture's satisfaction of certain development and other commitments to the City of Gary aggregating approximately $116,000. As a result of the occurrence of a number of events, the Company re-examined its participation in the Gary Joint Venture. On June 30, 1995, the Company entered into a series of agreements with Barden pursuant to which the Company transferred its interest, including all financial and other obligations related thereto, in the Gary Joint Venture to Barden. The Indiana Gaming Commission approved the transfer of the Company's interest in the Gary Joint Venture at that time.

  Pursuant to these agreements, on August 15, 1995, the Company entered into a charter agreement with Barden to lease "President Casino New Yorker" for a five-year term (which term was cancelable at any time by Barden upon 180 days advance written notice) at an annual rental fee of $1,500 for the first two years and for fair market value thereafter. The charter began in May 1996 and ended in February 1998 (see Note 17).

  As a result of the Company's decision to withdraw from Gary, Indiana, the Company wrote-off its $1,145 investment in the Gary Joint Venture in fiscal 1996.

  Massena, New York Project

  The Company had entered into a joint venture with an unrelated third party to manage a casino to be owned by the Mohawk Indian Tribe on its reservation
near Massena, New York.   The Company, through a wholly-owned subsidiary,
owned a 50% interest in the joint venture. During January 1998, the Company sold its interest in the joint venture for $375 and certain contingent payments. Under the terms of the agreement, the Company will receive an additional $625 upon the opening of the proposed casino and up to an additional $1,000 out of certain cash flows, if any, from the casino.

5.  LEASE OPTIONS

  During December 1993, the Company entered into an agreement for the rights to utilize an 18-acre riverfront site in Philadelphia, Pennsylvania (the "Philadelphia Property") either through entering a long-term lease on the property or, under certain conditions, to purchase the property at its determined fair market value. The Company also acquired an option to lease a City-owned pier which is located on property immediately contiguous to the Philadelphia Property (the "Pier"). The Company believes that the Philadelphia Property is a prime gaming site because it is readily accessible from major highways and will permit adequate parking and room for additional development. The Company entered into the option agreements in anticipation of the legalization of gaming in Pennsylvania. The agreements prohibit the Company from owning or managing any gaming facility in Philadelphia, other than a facility to be located on the Philadelphia Property.

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

  On May 7, 1996, the Company entered into a separate agreement to secure additional lease rights with respect to the same property. As part of the agreement, the Company paid $2,000 to secure the right to purchase additional options for five separate periods extending from January 1, 1997 through December 31, 1999. The first option was purchased in fiscal 1997 and was for a period of twelve months (beginning January 1, 1997). Each of the four remaining option periods are for six-month intervals and require the Company to pay $277 per month through each period. Upon the exercise of any option, the Company would begin a ten-year lease with five (5), five (5) year extensions available. If the Company exercises this option, the Company will be obligated to pay annual rent based upon a combination of fixed minimum payments or a percentage of the Company's "net gaming win" (as defined in the lease agreement), but in no event will such minimum annual rent be less than $3,500. During the option period and the lease period, the Company will be obligated to pay all maintenance costs, taxes and insurance with respect to the property.

  In December 1996, the Company modified and exercised its May 1996 option agreement to secure the above lease rights for the period January 1, 1997 through December 31, 1997. Pursuant to the modified option agreement, the Company remitted $1,200.

  In September 1997, the Company further modified its lease and option agreements. Pursuant to the second modification, the Company remitted $1,200 for the second preliminary term extension for the period from January 1, 1998 through September 30, 1998. This term extension may be extended at the election of the Company through December 31, 1998 on a month-to-month basis for $100 per month beginning October 1998. The Company also extended its right to secure additional option periods through December 31, 2000. The modified agreement also calls for contingent payments, not to exceed $2.1 million if a third party is found for the second gaming site. The remaining terms and conditions of the agreements were substantially unchanged.

6.  NOTES PAYABLE

  Notes payable as of February 28, 1998 and 1997, are summarized as follows:

                                                        1998           1997
                                                       ------         ------
  Senior Exchange notes, 13%, principal payments
   due annually of $25,000 beginning fiscal 2000
   with a final principal payment of $50,000 in
   fiscal 2002, net of discount of $879...........   $ 99,121        $ 98,811
  Term note payable, variable interest rate,
   9.625% as of February 28, 1998, principal
   payment due fiscal 2001........................     30,000             --
  Line of credit, prime plus 0.5%, combined
   rate of 9.00% as of February 28, 1998..........      2,251           2,251
  Term note payable, variable interest rate,
   8.97% as of February 28, 1998, principal
   payments due quarterly of $100, with a final
   payment of $2,000 in fiscal 2003...............      3,800           4,200
                                                     ---------       ---------
     Total notes payable..........................    135,172         105,262
       Less current maturities....................       (400)           (400)
                                                     ---------       ---------
        Long-term notes payable...................   $134,772        $104,862
                                                     =========       =========

  Senior Exchange Notes

  During fiscal 1994, the Company completed a private placement of $100,000 of 11.75% (12% effective rate of interest) Senior Subordinated Notes Due 2001 (the "Senior Subordinated Notes") and warrants to purchase 150 thousand shares of Common Stock.

  During fiscal 1995, the Company exchanged $100,000 of a newly issued series of the Company's 13% Senior Notes due 2001 (the "Senior Notes"), warrants to purchase an aggregate of 147 thousand shares of the Company's Common Stock and an aggregate cash payment equal to $3,140 for all of its outstanding Senior Subordinated Notes in order to be released from certain restrictive covenants.

  On April 4, 1995, pursuant to a registration rights agreement governing the Senior Notes, the Company exchanged all of the Senior Notes for an equal principal amount of 13% Senior Exchange Notes due 2001 ("Senior Exchange Notes") registered under the Securities Act of 1933, as amended. The Senior Exchange Notes rank equal in right of payment to all present and future senior debt (as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture")) of the Company and its subsidiaries and are payable as follows: 25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG is limited in amount. The Company has since created two new wholly-owned subsidiaries and one 75%-owned limited liability company which do not guarantee the Senior Exchange Notes (the "Non-Guarantors")(see Note 19). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of a substantial portion of its properties or assets. Each warrant entitles the holder thereof to purchase one share of the Company's Common Stock at $47.55 per share and expires on September 30, 1999.

  The Note Indenture governing the Company's Senior Exchange Notes is substantially the same as the indenture on the Senior Notes, and provides that the Company must use the cash proceeds from the sale of assets within 180 days after receipt either (i) to permanently reduce certain indebtedness or (ii) to contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete within 270 days of such receipt). If such cash proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par an aggregate principal amount of Senior Notes equal to the amount by which such cash proceeds exceed $5,000.

  The market value of such notes on February 28, 1998 was $95,000 based on quoted market prices.

  The Indenture governing the Company's 13% Senior Exchange Notes due 2001 provides that the Company must use the cash proceeds from the sale of assets within 180 days after receipt either (i) to permanently reduce certain indebtedness or(ii) to contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete within 270 days of such receipt). If such cash proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par an aggregate principal amount of Senior Notes equal to the amount by which such cash proceeds exceed $5,000. The Company does not currently anticipate that unutilized proceeds will exceed $5,000.

  Term Note-9.625%

  In conjunction with the purchase of the Broadwater Property discussed in Notes 3 and 12, President Broadwater, L.L.C. ("PBLLC") borrowed the sum of $30,000 from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7,000 which will be fully earned and nonrefundable when the Indebtedness is repaid; provided, however, that if the Indebtedness is repaid in full on or before September 30, 1998, then the loan fee will be reduced to $5,500. As of February 28, 1998, the accrued loan fee of $1,300 is included in long-term liabilities.

  Line of Credit

  The bank line of credit is collateralized by a first mortgage on a boat and first mortgages on real property with net book values of $7,883 and $3,710, respectively, as of February 28, 1998, various personal property and an assignment of various contracts. The real property consists of assets of The Blackhawk Hotel which is a wholly-owned subsidiary of PCI. During March 1997, the line of credit was increased to $4,500, of which $2,249 is available as of February 28, 1998. The line of credit reduces by $900 each March 31 and terminates in March 2001.

  Term Note-8.97%

  The 8.97% term note payable is collateralized by a boat and various equipment with a net book value of $8,467 as of February 28, 1998, and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The Company received a waiver of the net worth covenant through the period ended April 1, 1999, at which time the Company's net worth requirement will return to $40,000.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

  Principal maturities on long-term notes payable as of February 28, 1998, are as follows:

                Years ending February 28/29:
                  1999........................    $    400
                  2000........................      25,400
                  2001........................      55,400
                  2002........................      52,651
                  2003........................       2,200
                  Thereafter..................         --
                                                  ---------
                                                   136,051
                    Less discount on Senior
                      Exchange Notes..........        (879)
                                                  ---------
                  Total maturities............    $135,172
                                                  =========

7.  CAPITAL AND OPERATING LEASES

  The Company had an operating lease with an affiliate of Mr. Connelly for its Biloxi, Mississippi mooring site, parking facilities, offices and a warehouse. The operating lease was for an initial term of three years and the Company had nine renewal options of three years each. In fiscal 1996, the Company exercised its option for the second three-year renewal term. In July 1997, the Company purchased the Broadwater Property subject to the lease as discussed in Notes 3 and 12.

  The Company leases certain levee and other property in Davenport, Iowa, certain docking locations on the St. Louis, Missouri riverfront and certain other equipment under operating leases. The levee lease and its associated parking lot lease in Davenport expire in 2017 and a second parking lot lease in Davenport expires in 2002 with one fifteen-year renewal option.

  The St. Louis riverfront leases are generally for ten-year periods with multiple five-year renewal options and are subject to rate changes by the Port Commission every five years. In addition, the St. Louis riverfront leases provide for rental payments at 2% of adjusted gross receipts (gross receipts net of winnings paid to wagerers). Although the "Admiral" is the only casino in downtown St. Louis, this fee may be adjusted (higher or lower) to equal the percentage of gaming revenues charged on any future properties in the central riverfront area of St. Louis on which gaming is conducted.

  In February 1995, a non-guarantor subsidiary of the Company ("Charter Corp.") entered into a charter agreement (the "Initial Charter Agreement") to charter a dockside casino and certain equipment to be utilized by the Company's Biloxi, Mississippi gaming operations. The lease commenced June 15, 1995. Under the terms of the Initial Charter Agreement, rent was $3,945 annually for a term of five years from the commencement date, renewable at the option of the Company for two successive five year periods. Upon commencement, Charter Corp. assumed certain indebtedness of the lessor for the deferred purchase price of certain gaming equipment on the vessel in an amount of $2,867. Charter Corp. has the option, subject to certain limitations, to purchase the vessel and equipment at any time prior to six months from the lease expiration date, including renewal periods, for the lower of the appraised value or the amortized value (as such terms are defined by the Initial Charter Agreement), and upon satisfaction of certain other terms of the Initial Charter Agreement. Charter Corp. is required to pay for all improvements and bear the cost of all taxes, insurance and repairs. The lessor has filed an action against Charter Corp. and President Mississippi with respect to certain disputed charter payments under the Initial Charter Agreement. See Footnote 10.

  Rental expense incurred under operating leases was $9,597, $12,847 and $9,252 for the years ended February 28/29, 1998, 1997 and 1996, respectively.

  Future minimum lease commitments under noncancellable long-term operating leases and capital leases as of February 28, 1998, are as follows:

                                   Non-cancelable
                                      Operating          Capital
                                        Leases           Leases
                                    ------------      ------------
    Years ending February 28/29:
      1999........................    $  6,096          $  1,587
      2000........................       2,188                 7
      2001........................       1,179                 5
      2002........................         768                 1
      2003........................         433               --
      Thereafter..................       4,577               --
                                      ---------         ---------
                                        15,241             1,600
        Less interest amount......         --                (93)
                                      ---------         ---------
     Lease obligations............    $ 15,241             1,507
                                      =========
        Less current maturities...                        (1,495)
                                                        ---------
     Long-term capital lease
       obligations................                      $     12
                                                        =========

8.  INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. Given the level of operations, the increased competition and the overall uncertainty as to the Company's ability to return to profitability, the Company determined that the tax benefit did not satisfy the recognition criteria. Accordingly, a 100% valuation allowance is maintained against the Company's deferred tax assets.

  Income tax expense (benefit) attributable to loss before income taxes, minority interest and extraordinary item for the years ended February 28/29, 1998, 1997 and 1996 is as follows:

                                                 1998       1997       1996
                                                ------     ------     ------
   Current:
     Federal................................   $    --    $   --    $   --
     State..................................        --     (1,367)    1,360
                                                --------  --------  --------
                                                    --     (1,367)    1,360
   Deferred:
     Federal................................        --        --     15,659
     State..................................        --        --      4,889
                                                --------  --------  --------
                                                    --        --     20,548
                                                --------  --------  --------
                                                $   --    $(1,367)  $21,908
                                                ========  ========  ========

  The difference between the statutory federal tax rate and the effective tax rate, expressed as a percentage of loss before income taxes, minority interest and extraordinary item, for the years ended February 28/29, 1998, 1997 and 1996 is as follows:

                                                  1998      1997      1996
                                                 ------    ------    ------

  Statutory tax rate........................     (35.0%)   (35.0%)   (35.0%)
   Increases (decreases) in tax
     resulting from:
       Establishment of a valuation
         allowance...........................     34.9      29.5      91.0
       Nondeductible lobbying expenses.......      0.1       0.3       0.0
       Disallowed meal and
         entertainment expenses..............      0.0       0.2       0.1
       State tax provision (benefit),
         net of federal tax expense..........      0.0      (8.8)      4.0
       Other.................................      0.0       0.0       0.4
                                                -------    -------   -------
                                                   0.0     (13.8%)    60.5%
                                                ========   =======   =======

  The components of the net deferred tax asset as of February 28, 1998 and 1997 are as follows:
                                                     1998          1997
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 45,295      $ 33,949
       Pre-opening costs and intangible
         assets..............................        7,235         9,063
       Accounting reserves...................           60            59
       Tax credits...........................          280           280
       Other.................................        1,909         2,269
                                                  ---------     ---------
                                                    54,779        45,620
       Less: Valuation allowance                   (44,447)      (38,468)
                                                  ---------     ---------
                                                    10,332         7,152
     Deferred tax liabilities:
       Property..............................       10,332         7,152
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of February 28, 1998, the Company had federal, Missouri and Mississippi net operating loss carryforwards of $114,549, $104,048 and $28,181, respectively. These tax benefits will expire between 2008 and 2013 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the company or its subsidiaries.

 9.  OTHER ACCRUED EXPENSES

  The components of other accrued expenses as of February 28, 1998 and 1997, are as follows:
                                                 1998        1997
                                                ------      ------

        Interest........................      $  6,343    $  6,120
        Taxes, other than income
          and payroll taxes.............         2,862       1,984
        Accrued lease payments..........         3,321         822
        Other...........................         5,803       6,738
                                              ---------   ---------
                                              $ 18,329    $ 15,664
                                              =========   =========

10. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claims in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen seeks as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. The Company, after consultation with legal counsel, believes this lawsuit is without merit and intends to defend this action vigorously. The District Court dismissed the claims against the Company and Mr. Connelly, and the case is set for trial in December 1999. Although the results of litigation are inherently uncertain, the Company does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially the same claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. Discovery as to the appropriateness of the named plaintiffs as class representatives has commenced. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes the action is without merit and does not expect the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  On April 11, 1997, an action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGEL"). AGEL is the subject of bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of Mississippi, (the "Bankruptcy Court") and is the owner of the "Biloxi Barge" which is utilized in connection with the Company's Biloxi operations pursuant to the Initial Charter Agreement between AGEL and Charter Corp. The action filed by AGEL alleges that the President Mississippi and Charter Corp. have not complied with their respective obligations under the Initial Charter Agreement. The Company believes that AGEL breached its obligations under the Initial Charter Agreement and, in connection therewith, withheld a portion of the charter payments due to AGEL under the Initial Charter Agreement. In October of 1997, Charter Corp. and other entities claiming ownership interest in the "Biloxi Barge" entered into an agreement in writing (the "Term Sheet") that stated, among other things, the following: (a) that AGEL and Charter Corp. would dismiss all litigation between them; (b) that Charter Corp. would make a lump sum payment of $1.5 million in satisfaction of AGEL's claims for unpaid rent under the Initial Charter Agreement; and (c) that AGEL and Charter Corp. would amend the Initial Charter Agreement to reduce Charter Corp.'s monthly rental to $215 (the "Revised Charter Agreement"), effective December 1, 1997. The Term Sheet provides that the foregoing will occur within ten days after the Bankruptcy Court's approval of the Term Sheet becomes final (the "Closing Date"). Thus, Charter Corp. and AGEL agreed that Charter Corp.'s payments would begin to accrue again on December 1, 1997 at a monthly rate of $215 and that Charter Corp. would not have to make the rental payments until the Closing Date. On January 9, 1998, the Term Sheet was approved by the Bankruptcy Court but, subsequently, appealed by one of the parties regarding the manner of distribution which prevented finalization of this dispute and the Term Sheet. There can be no assurance that the Term Sheet approved by the Bankruptcy Court will become final or will not be appealed by an interested party. The Company's management believes, based on advice from legal counsel, that the Term Sheet is an enforceable contract which will become final and, therefore, is accounting for this transaction in accordance with the Term Sheet.

  The Environmental Protection Agency ("EPA") and the U.S. Attorney's Office for the Eastern District of Missouri are conducting a federal criminal investigation with respect to compliance by President Missouri with federal environmental laws in connection with the operation of the "Admiral" in St. Louis. The Company is cooperating fully with the investigation and has provided certain information regarding the operations of the "Admiral" to the EPA and the U.S. Attorney's Office. In the event that the Company is charged with violating federal environmental laws, the Company may be subject to substantial civil and criminal penalties, including monetary fines. The Company has established a reserve for any monetary fines or penalties which may be incurred in this matter. Based upon the Company's discussions with the U.S. Attorney's Office and the results of the Company's internal investigation of this matter, management does not believe that the investigation will result in any further monetary or other penalties which would have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming licenses of the Company or its subsidiaries.

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

  The Company is also from time to time party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. Based on the advice of legal counsel, the Company does not believe that the outcome of such litigation will have a material adverse effect on the Company.

  Operator's Contract

  TCG and the Riverboat Development Authority (the "Authority"), an Iowa non-profit corporation, entered into an operator's contract on December 28, 1989, which enables TCG to be the operator of an excursion gambling boat pursuant to the rules and regulations of the Iowa Racing and Gaming Commission. This contract was last amended on March 1, 1998. The contract, as amended, requires TCG to make weekly payments of $28, an annual payment of 2% of adjusted gross receipts in excess of $34 for each year commencing July 1, 1994, and an annual payment equal to one dollar and fifty cents for each admission, either paid or complimentary, in excess of 1,117,579 admissions for each contract year. The current contract expires February 28, 2002.

  A proposition to extend the referendum approving riverboat gaming operations in Scott County, Iowa, must be submitted to the county electorate at the general election held in calendar 2002, and the general election held at each subsequent eight-year interval.

Other

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to each such Commission, each of which has broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Davenport license was last renewed in April 1998 and expires April 1999. The Biloxi license was last renewed in June of 1996 for a two-year period. The St. Louis license was last renewed in May of 1998 and expires in May of 2000. The Company is in the process of reapplying for the Mississippi license and has been given no indication that it will be denied.

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

11.  DEVELOPMENT AGREEMENT WITH CITY OF DAVENPORT, IOWA

  TCG and the City of Davenport (the "City") are parties to a development agreement, which provides, among other things, for the following:

  Development Agreement -- TCG was required to submit to the City plans for the development of certain property in close proximity to "President". During the year ended February 29, 1996, TCG and the City reached a mutually acceptable development plan whereby, among other things, TCG was obligated to expend certain amounts for leasehold improvements in exchange for certain lease rights. As a result of this agreement, TCG was released from its $250 surety bond obligation upon completion of the project during fiscal 1998.

  Fees -- TCG is required to pay certain boarding and docking fees and a special payment in lieu of property taxes to the City. TCG is required annually to pay the City of Davenport a base amount of $819 plus 82.2 cents per passenger over 1,117,579 passengers. Both the base amount and per passenger charges related to the docking fees are subject to an annual 4% escalator.

  Boat Operations -- TCG may not substitute another vessel to replace "President" in Davenport, Iowa so long as an average of 2,250 passengers per day during the cruise season is maintained. If such passenger count is not maintained or if there is a material adverse change in the Iowa gaming law, TCG will be permitted to substitute an 800-passenger boat. However, temporary substitution during U.S. Coast Guard mandated hull inspections is permitted.

12.  MINORITY INTEREST

  To effectuate the acquisition of the Broadwater Property as discussed in
Note 3, the Company entered into a Redemption Agreement dated as of July 22, 1997 (the "Redemption Agreement") by and among J. Edward Connelly Associates, Inc., a company controlled by Mr. Connelly ("JECA"), Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), and President Broadwater Hotel, L.L.C., a limited liability company formed by JECA and BHI for purposes of the transaction ("PBLLC").

 BH Acquisition Corporation ("BH"), a company wholly-owned by Mr. Connelly, was the sole owner of the Broadwater Property. Prior to the closing of the transactions, JECA, the successor by merger to BH became the sole owner of the Broadwater Property. In connection with the formation of PBLLC, JECA transferred its interest in the Broadwater Property to PBLLC as a capital contribution in exchange for the sole outstanding membership interest in PBLLC. Pursuant to the Redemption Agreement, BHI made a capital contribution of $5,000 to PBLLC in exchange for the Class A Unit of PBLLC as described in the Amended and Restated Limited Liability Company Operating Agreement of PBLLC (the "Amended Operating Agreement"). The Class A Unit affords BHI control of PBLLC. Simultaneously with BHI's acquisition of the Class A Unit, PBLLC redeemed JECA's existing membership interest in PBLLC in exchange for
(i) the cash payment by PBLLC to JECA of $28,484, (ii) redemption of the $2,016 debt owed by BH to the Company and (iii) the issuance by PBLLC to

JECA of the Class B Unit of PBLLC as described in the Amended Operating
Agreement.

  PBLLC is obligated to redeem the Class B Unit from JECA for a redemption price of $10,000 (the "Redemption Price") on the date on which the Indebtedness (as defined in Note 6) is fully and finally discharged and the mortgage securing the Indebtedness is released. In addition, the Class B Unit entitles JECA to a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the Redemption Agreement.

13.  COMMON STOCK

  On July 23, 1997, the shareholders of the Company approved a one-for-six reverse stock split and an increase in the par value of the Company's Common Stock from $0.01 to $0.06 per share. All references in these financial statements to numbers of common shares, stock prices and earnings per share amounts have been restated to give retroactive effect to the reverse stock split and increase in par value of the Common Stock.

14.  EMPLOYEE BENEFIT PLANS

  Savings Plan

  The Company maintains an employee savings plan which covers all full-time, non-union employees. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan was $379, $451 and $433 for the years ended February 28/29, 1998, 1997 and 1996, respectively.

  Stock Option Plan

  The Company maintains a stock option plan which provides for the granting of nonqualified and incentive stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations.

  All directors, officers and other members of the management team who are in positions in which their decisions, actions and counsel may significantly impact the profitability and success of the Company are eligible to receive options under the plan. In addition, the plan authorizes the issuance of tandem stock appreciation rights in connection with the issuance of certain options. Stock appreciation rights may only be issued in connection with a nonqualified stock option. This right will entitle the holder to receive in cash or stock an amount equal to the excess of the fair market value on the date of exercise over the exercise price of the tandem stock option. The maximum value of any stock appreciation right will be limited to the exercise price of the tandem stock option. A stock appreciation right may be exercisable only at the same time and to the same extent as the tandem stock option.

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

  In July 1997, the stockholders of the Company approved the new President Casinos, Inc. 1997 Stock Option Plan, which increased the number shares available for grant by 500,000 shares.

  On June 19, 1996 and August 22, 1997, the Compensation Committee of the Board of Directors (the "Committee") approved amendments to certain of the outstanding stock option agreements of each of the executive officers and certain other employees of the Company. Pursuant to such amendments, options to purchase an aggregate of 276,340 shares of Common Stock at exercise prices ranging from $54.00 to $5.625, per share were repriced at an exercise price of $11.625 and $2.625, respectively, per share, the market value of the Common Stock on the date of the repricings. In addition, the trading price at which certain options granted to an executive officer with respect to 16,667 shares of Common Stock will vest was amended from $84.00 to $5.50 per share. Except for such amendments, the other terms of the stock options repricing were not changed.

  The Committee believes that the modifications were necessary and appropriate in light of competitive conditions in the gaming industry and in order to provide a meaningful long-term incentive compensation opportunity in light of recent trading prices of the Common Stock to the management team whose efforts are essential to the Company's success.

  In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). As permitted, the Company has elected to continue to apply the intrinsic value-based method for stock options. Accordingly, no compensation cost has been recognized.

  Under the Company's Plans, the Company is authorized to grant options up to an aggregate of 1,025,000 shares, of which 100,000 have been exercised, to management team members and directors. Options under the plan are generally granted at market value at the date of the grant and expire 10 years from the date of grant. The outstanding options that have been granted under the plan generally vest either at (i) a rate of 20% each anniversary date or {ii} 20% on date of grant and 20% on each anniversary date thereafter. The Company has also granted stock options to external board members under a non-qualified plan. These options are generally granted at market value at the date of the grant; vest at 50% on date of grant and 25% each anniversary date thereafter or 20% at the date of grant, 20% on the first anniversary and 60% on the second anniversary; and expire 10 years from date of grant.

  Effective with options granted in 1996 and subsequently, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividend yield expected; volatility of 87.6%, 97.0% and 62.8%; risk-free interest rates of 6.5%, 7.0% and 7.3%; and expected lives of 9.7, 9.2 and 10 years.

  The following table discloses the Company's pro forma net loss and loss per share assuming compensation cost for stock options had been determined using the fair value-based method prescribed by SFAS No. 123.

                                          1998        1997       1996
                                         ------      ------     ------
       Net loss:
         As reported................   $(15,037)   $ (8,785)   $(58,150)
         Pro forma..................   $(15,821)   $ (9,357)   $(58,481)
       Loss per share:
         As reported................    $ (2.99)    $ (1.74)    $(11.58)
         Pro forma..................    $ (3.14)    $ (1.86)    $(11.64)

  The summary of the status of the Company's fixed stock option plans as of February 28/29, 1998, 1997, and 1996, and changes during the years ending on those dates is presented below:

                            1998                      1997                       1996
                 -------------------------  -------------------------  --------------------------
                          Weighted-Average           Weighted-Average           Weighted-Average
Fixed Options    Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------------------------

Outstanding at
 beginning
 of year        357,268        $25.84        374,151      $38.92        348,584      $40.48
-------------------------------------------------------------------------------------------------
Granted         622,788          2.66        169,834       11.03         71,667       36.00
Forfeited      (189,958)        14.45       (186,717)      38.58        (46,100)      46.24
Expired             --            --             --          --             --          --
-------------------------------------------------------------------------------------------------
Outstanding
 at end
 of year        790,098         10.31        357,268       25.84        374,151       38.92
-------------------------------------------------------------------------------------------------
Options
 exercisable
 at year-end    378,609                      269,450                    285,583

Weighted-
 average fair
 value of options
 granted during
 the year        $ 2.66                       $ 9.78                    $ 28.14
-------------------------------------------------------------------------------------------------

  The following table summarizes information about fixed stock options outstanding at February 28, 1998:

-------------------------------------------------------------------------------------------------
                             Options Outstanding                       Options Exercisable
                ------------------------------------------------   ----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number        Weighted-
   Exercise     Outstanding       Remaining          Average       Exercisable      Average
    Prices      at 02/28/98   Contractual Life    Exercise Price   at 02/28/98   Exercise Price
-------------------------------------------------------------------------------------------------
$ 2.00 - 2.99     596,506        6.91 years         $ 2.6250         195,971       $ 2.6250
  4.00 - 4.99      13,942        9.37 years           4.0000           2,988         4.0000
  8.00 - 8.99         150        0.15 years           8.6250             150         8.6250
 11.00 -11.99       4,500        0.18 years          11.6250           4,500        11.6250
 37.00 -37.99     175,000        4.68 years          37.0000         175,000        37.0000
-------------------------------------------------------------------------------------------------
  Total           790,098                                            378,609
-------------------------------------------------------------------------------------------------

15. RELATED PARTY TRANSACTIONS

  The Company is related to other entities through common ownership by its principal owners or officers. The Company purchases legal, promotional, travel, personnel and various other services and products from such related parties. The amounts charged are based on specific identification of the products and services provided by such entities. The Company also leased its Biloxi, Mississippi mooring site, parking facilities, offices and a warehouse from a related party under operating leases, through July 23, 1997, at which time the Company purchased the real estate and certain improvements (see Note
3). In management's opinion, such related party transactions are equivalent to amounts which would have been charged by unrelated third parties.

  Transactions with such related parties occurring during the years ended February 28/29, 1998, 1997 and 1996 are summarized as follows:

                 Description               1998      1997      1996
                -------------             ------    ------    ------
        Rent..........................    $ 1,322   $ 3,286   $ 3,228
        Legal services................        --        --        873
        Other products and services...        196     1,503     1,335

  The Company, Mr. Connelly and certain other parties were defendants in litigation involving The Broadwater Hotel complex. During February 1995, the Company, as well as the other parties to such litigation, entered into a settlement agreement pursuant to which all claims in such litigation were dismissed with prejudice. In connection with the settlement, on February 17, 1995, the Company entered into a loan agreement with BH for principal amount of $1,000 (the "Existing Note") to fund the first of four payments for the litigation settlement. On February 15, 1996, the Existing Note was amended and restated (the "Amended and Restated Note") to extend the maturity date one calendar year and the Company entered into a second loan agreement (the "New Note") with BH for principal amount of $1,000 to fund the third installment of the settlement. The Amended and Restated Note and the New Note (collectively, the "Notes") bore interest at the rate of 13.0% per annum payable monthly. Principal on the Amended and Restated Note was payable on the earlier of (i) February 8, 1998 or (ii) the transfer by BH of its interest in any one or more of the following assets: the Broadwater Hotel and Resort, the Broadwater Tower or the Broadwater Inn. Principal on the New Note was payable August 17, 1997. Mr. Connelly had personally guaranteed the repayment of the Notes to the Company. Interest earned on such related party borrowings was $103, $260 and $135 for the years ended February 28/29, 1998, 1997 and 1996, respectively.
In conjunction with the purchase of the Broadwater Property in July 1997, the principal was redeemed (see Note 3).

  Mr. Connelly has guaranteed debt of the Company totaling $3,800 as of February 28, 1998.

16. SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts and long-term assets and liabilities for the years ended February 28/29, 1998, 1997 and 1996, are as follows:

                                                  1998       1997       1996
                                                 ------     ------     ------
  Changes in working capital accounts:
    Receivables, net........................... $  (706)   $   961    $(1,421)
    Receivables from related parties...........       6          9        (27)
    Inventories................................    (261)      (390)       240
    Prepaid expenses and other current assets..    (935)       103         60
    Accounts payable...........................   1,393     (1,567)    (2,344)
    Accrued payroll and benefits...............     287        807       (369)
    Other accrued expenses.....................   2,665     (1,354)     5,480
    Income taxes receivable/payable............     --        (183)    (1,550)
    Due to related parties.....................     (50)       (53)      (253)
                                                --------   --------   --------
      Net change in working capital accounts... $ 2,399    $(1,667)   $  (184)
                                                ========   ========   ========
  Changes in long-term asset
    and liability accounts:
    Other non-current assets................... $  (446)   $   188    $  (439)
    Other liabilities..........................     --        (405)       (27)
                                                --------   --------   --------
      Net change in long-term asset
        and liability accounts................. $  (446)   $  (217)   $  (466)
                                                ========   ========   ========

  Supplemental schedule of noncash investing and financing activities:

  Year Ended February 28, 1998

  As discussed in Note 12, the Company issued $10,000 Class B Unit of PBLLC. In conjunction the purchase of the Broadwater Property, the Company redeemed $2,016 debt owed to the Company by Mr. Connelly and made a non-cash reimbursement of $53 to Mr. Connelly in conjunction with the closing of the transaction and minority interest amounts due.

  The Company acquired $156 of assets under capital lease obligations.

  Year Ended February 28, 1997

  There were no material non-cash investing or financing activities in fiscal 1997.

  Year Ended February 29, 1996

  The Company acquired assets under capital lease agreements of $2,983.

  During fiscal years 1998 and 1997, the Company paid no income taxes. During fiscal 1997, the Company received an income tax refund of $1,367. The Company paid income taxes, net of amounts recovered, of $1,550 in fiscal 1996. Interest paid by the Company, net of amounts capitalized, was $15,324, $13,768 and $14,006 for the years ended February 28/29, 1998, 1997 and 1996, respectively.

17. SUBSEQUENT EVENTS

  On April 4, 1998, the "Admiral" was struck by runaway river barges which resulted in the severing of several of the vessel's mooring lines and boarding ramps. The vessel sustained no hull or structural damage and minimal damage to its bow apron. There were no reports of serious injuries to the approximate 2,300 guests and employees aboard.

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company maintains adequate property, liability and business interruption insurance to minimize the financial impact of the accident. The maximum deductible that may be applied against these policies could reach $1,100. The Company will be pursuing the owners of the towboat that was involved in the accident to recover any losses.

  In January 1998, the Company submitted to the New York City Gambling Control Commission the appropriate applications to operate a "cruise-to-nowhere" vessel from New York City.

  The New York City Gambling Control Commission was established in 1997 to regulate potential "cruise-to-nowhere" operations originating from New York City. The Commission's regulatory authority encompasses the review of license applications, performance of background checks and the issuance of licenses, among other areas. It is not known at this time whether the Company will receive a license and, if so, when it would be issued. The Company received notification in April 1998 that the Commission was not prepared to issue a provisional license.

  With extensive gaming and marine experience through the Company's three existing licensed riverboat and dockside casino operations, the Company believes it is uniquely qualified to pursue this significant opportunity in the New York City market.

  The Company owns the 308-foot deep-water vessel, "President Casino New Yorker," which would be available for redeployment in New York should the Company receive a license. The Company believes that "President Casino New Yorker" is one of the best vessels available for a "cruise-to-nowhere" casino operation. The Company has committed approximately $4,000 of capital for additions to the vessel and gaming equipment and has spent $1,300 (of which $200 was spent in fiscal 1998) on development costs relating to the proposed New York operation.

  While the Company continues to pursue a New York City license it also continues to review alternate uses for the vessel, including the sale or lease of the vessel.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 1998 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Net operating revenues...........   $ 46,132   $ 48,996   $ 45,898   $ 46,509

Operating income (loss)..........        552      2,815        386       (926)
Loss before income tax
  and minority interest..........     (2,861)    (1,126)    (4,369)    (5,811)
Net loss.........................     (2,879)    (1,348)    (4,683)    (6,127)
                                    =========  =========  =========  =========
Basic and dilutive net
  loss per share.................    $ (0.57)   $ (0.27)   $ (0.93)   $ (1.22)
                                     ========   ========   ========   ========

                                           Fiscal 1997 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Net operating revenues...........   $ 49,593   $ 47,522   $ 46,528   $ 43,384

Operating income (loss)..........      3,004      2,044      1,547     (2,811)
Loss before income tax
  and minority interest..........       (548)    (1,410)    (1,779)    (6,183)
Income tax benefit..............1        --         --        (275)    (1,092)
Net loss.........................       (625)    (1,495)    (1,574)    (5,091)
                                    =========  =========  =========  =========
Basic and dilutive net
 loss per share..................    $ (0.12)   $ (0.30)   $ (0.31)   $ (1.01)
                                     ========   ========   ========   ========

(1) The fourth quarter of fiscal 1997 includes an income tax benefit adjustment of $240 related to a change in the effective income tax rate.

19. SUMMARIZED AND CONDENSED FINANCIAL INFORMATION OF THE COMPANY

  The following summarized and condensed financial information presents the separate financial information of the parent company, the combined financial information of the Non-Guarantors and the combined financial information of the Guarantors of the Company's Senior Exchange Notes as of the dates presented (see Note 6).

  The Company has incorporated two wholly-owned subsidiaries which are Non-Guarantors, Charter Corp. (see Note 7) and BHI (see Note 12), and has purchased a 75% interest in a limited liability company which is a Non-Guarantor, PBLLC (see Note 6).

  All of the Guarantors (other than TCG) are wholly-owned subsidiaries of the Company and are full joint and several guarantors of the Senior Exchange Notes (limited only to the extent necessary to insure that it does not constitute a fraudulent conveyance under applicable law). The guarantee of TCG, which is a 95%-owned partnership, is limited to the amount owed from time to time by TCG to PRC Holdings ($0 and $4,376 as of February 28, 1998 and 1997, respectively). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. Separate financial information for TCG and PRC Holdings are presented elsewhere herein.

               SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                FEBRUARY 28, 1998
                                  (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $       1   $  19,277   $     --    $     --    $  19,278
  Restricted cash...................         --          --        4,354         --        4,354
  Short-term investments............         --        2,622         --          --        2,622
  Other current assets..............       6,003       8,215       5,180     (11,826)      7,572
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............       6,004      30,114       9,534     (11,826)     33,826
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --      106,250      42,816         --      149,066
                                       ----------  ----------  ----------  ----------  ----------
OTHER ASSETS:
  Related party notes receivable....      99,120     292,864         --     (391,984)        --
  Investments in subsidiaries.......      17,657         --          --      (17,657)        --
  Other assets......................       2,019       2,001         344         --        4,364
                                       ----------  ----------  ----------  ----------  ----------
    Total other assets..............     118,796     294,865         344    (409,641)      4,364
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 124,800   $ 431,229   $  52,694   $(421,467)  $ 187,256
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of
    long-term debt..................   $     --    $     590   $   1,495   $    (190)  $   1,895
  Accounts payable..................         --        2,796       1,011         --        3,807
  Other current liabilities.........       6,018      26,585       4,841     (11,636)     25,808
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......       6,018      29,971       7,347     (11,826)     31,510
                                       ----------  ----------  ----------  ----------  ----------

LONG-TERM LIABILITIES:
  Notes payable and capital
   lease obligations................      99,120     390,886      36,762    (391,984)    134,784
  Other long-term liabilities.......         --          --        1,300         --        1,300
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     105,138     420,857      45,409    (403,810)    167,594
                                       ----------  ----------  ----------  ----------  ----------

MINORITY INTEREST...................      10,978         550      10,428     (10,978)     10,978

STOCKHOLDERS' EQUITY................       8,684       9,822      (3,143)     (6,679)      8,684
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 124,800   $ 431,229    $ 52,694   $(421,467)  $ 187,256
                                       ==========  ==========  ==========  ==========  ==========

               SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                FEBRUARY 28, 1997
                                  (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ---------   ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $       1   $  25,112   $       2   $     --    $  25,115
  Short-term investments............         --          600         --          --          600
  Other current assets..............       6,003      14,019       1,546     (14,025)      7,543
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............       6,004      39,731       1,548     (14,025)     33,258
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --      115,550       1,613         --      117,163
                                       ----------  ----------  ----------  ----------  ----------
OTHER ASSETS:
  Related party notes receivable....      98,811     250,141         --     (348,952)        --
  Investments in subsidiaries.......      21,574         --          --      (21,574)        --
  Other assets......................       2,733       2,750         --          --        5,483
                                       ----------  ----------  ----------  ----------  ----------
    Total other assets..............     123,118     252,891         --     (370,526)      5,483
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 129,122   $ 408,172   $   3,161   $(384,551)  $ 155,904
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of
    long-term debt..................   $     --    $   4,524   $   1,372   $  (4,124)  $   1,772
  Accounts payable..................         --        2,405           9         --        2,414
  Other current liabilities.........       6,325      25,562         884      (9,901)     22,870
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......       6,325      32,491       2,265     (14,025)     27,056
                                       ----------  ----------  ----------  ----------  ----------

LONG-TERM LIABILITIES:
  Notes payable and capital
   lease obligations................      98,811     354,107         896    (348,952)    104,862
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     105,136     386,598       3,161    (362,977)    131,918
                                       ----------  ----------  ----------  ----------  ----------

MINORITY INTEREST...................         265         265         --         (265)        265

STOCKHOLDERS' EQUITY................      23,721      21,309         --      (21,309)     23,721
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 129,122   $ 408,172   $   3,161   $(384,551)  $ 155,904
                                       ==========  ==========  ==========  ==========  ==========

       SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                               (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ---------   ----------   ---------
Year Ended February 28, 1998:
Operating revenues.................  $     --    $ 182,475   $  10,435   $ (15,375)  $ 187,535
Operating costs and expenses.......         95     180,668       9,320     (15,375)    184,708
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........        (95)      1,807       1,115         --        2,827
Equity income (loss) in
  consolidated subsidiaries........    (14,072)      7,527      (1,405)      7,950         --
Interest expense, net..............        --      (13,321)     (3,673)        --      (16,994)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest....    (14,167)     (3,987)     (3,963)      7,950     (14,167)
Minority interest..................       (870)       (285)       (585)        870        (870)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (15,037)  $  (4,272)  $  (4,548)  $   8,820   $ (15,037)
                                     ==========  ==========  ==========  ==========  ==========
Year Ended February 28, 1997:
Operating revenues.................  $     --    $ 187,027   $   5,404   $  (5,404)  $ 187,027
Operating costs and expenses.......        101     183,355       5,191      (5,404)    183,243
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (101)      3,672         213         --        3,784
Equity income (loss) in
  consolidated subsidiaries........     (9,819)      6,502         --        3,317         --
Interest expense, net..............        --      (13,491)       (213)        --      (13,704)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before income taxes and
    minority interest..............     (9,920)     (3,317)        --        3,317      (9,920)
Income tax benefit.................      1,367         --          --          --        1,367
Minority interest..................       (232)       (232)        --          232        (232)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $  (8,785)  $  (3,549)  $     --    $   3,549   $  (8,785)
                                     ==========  ==========  ==========  ==========  ==========
Year Ended February 29, 1996:
Operating revenues.................  $     --    $ 192,685   $   3,692   $  (3,692)  $ 192,685
Operating costs and expenses.......        141     213,020       3,513      (3,692)    212,982
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (141)    (20,335)        179         --      (20,297)
Equity loss in unconsolidated
  entities.........................        --       (1,174)        --          --       (1,174)
Equity income (loss) in
  consolidated subsidiaries........    (36,068)     11,055         --       25,013         --
Interest expense, net..............        --      (14,559)       (179)        --      (14,738)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before income taxes and
    minority interest..............    (36,209)    (25,013)        --       25,013     (36,209)
Income tax expense.................    (21,908)        --          --          --      (21,908)
Minority interest..................        (33)        (33)        --           33         (33)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (58,150)  $ (25,046)  $     --    $  25,046   $ (58,150)
                                     ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 1998
                                        (in thousands)
                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(15,037)   $ (4,272)   $ (4,548)   $  8,820    $(15,037)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......       --       13,569         803         --       14,372
  Gain on sale of fixed assets.......       --         (722)         (4)        --         (726)
  Impairment of long-lived assets....       --          396         --          --          396
  Lease amortization.................       --        1,917         --          --        1,917
  Equity (income) loss in
    consolidated subsidiaries........    14,072      (7,527)      1,405      (7,950)        --
  Minority interest..................       870         285         585        (870)        870
  Amortization of deferred
    financing fees and discount......     1,039           9       1,386         --        2,434

  Changes in assets and liabilities..      (321)      2,308         (34)        --        1,953
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........       623       5,963        (407)        --        6,179
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (5,479)    (29,895)        --      (35,374)
  Proceeds from the sale of property.       --        1,520          81         --        1,601
  Change in restricted cash..........       --          --       (4,354)        --       (4,354)
  Purchase of lease options..........       --       (1,325)        --          --       (1,325)
  Purchase of short-term investments.       --       (2,022)        --          --       (2,022)
  Investment in subsidiaries.........      (519)       (104)        --          623         --
  Minority interest..................      (104)        --         (208)        208        (104)
  Other..............................       --          (78)         13         --          (65)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      investing activities...........      (623)     (7,488)    (34,363)        831     (41,643)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable........       --          --       30,000         --       30,000
  Repayment of notes payable.........       --         (400)        --          --         (400)
  Proceeds from capital lease refund.       --          --          108         --          108
  Payments on capital
    lease obligations................       --          --          (81)        --          (81)
  Change in intercompany accounts....       --       (4,431)      4,639        (208)        --
  Capital contributions..............       --          519         104        (623)        --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       --       (4,312)     34,770        (831)     29,627
                                       ---------   ---------   ---------   ---------   ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS...............       --       (5,837)        --          --       (5,837)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      25,114         --          --       25,115
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 19,277    $    --     $    --     $ 19,278
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 1997
                                        (in thousands)

                                      President                 Non-     Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ---------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $ (8,785)   $ (3,549)   $    --     $  3,549    $ (8,785)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation and amortization......       --       14,604         720         --       15,324
  Impairment of long-lived assets....       --          728         --          --          728
  Equity (income) loss in
    consolidated subsidiaries........     9,819      (6,502)        --       (3,317)        --
  Other..............................     1,289        (893)        --         (232)        164
  Changes in assets and liabilities..      (497)     (2,253)        866         --       (1,884)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by
      operating activities...........     1,826       2,135       1,586         --        5,547
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --      (10,582)        --          --      (10,582)
  Proceeds from the sale of property.       --       14,245         --          --       14,245
  Purchase of lease options..........       --       (3,368)        --          --       (3,368)
  Investment in subsidiaries.........    (1,826)        --          --        1,826         --
  Other..............................       --          556          83         --          639
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........    (1,826)        851          83       1,826         934
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --         (400)         --         --         (400)
  Payments on capital
    lease obligations................       --          (10)       (712)        --         (722)
  Net change in intercompany accounts       --          965        (965)        --           --
  Capital contributions..............       --        1,826          --      (1,826)         --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       --        2,381      (1,677)     (1,826)     (1,122)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............       --        5,367          (8)        --        5,359

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      19,745          10         --       19,756
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 25,112    $      2    $    --     $ 25,115
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 29 1996
                                        (in thousands)

                                      President                 Non-     Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ---------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(58,150)   $(25,046)  $     --     $ 25,046    $(58,150)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation and amortization......       --       15,904         566         --       16,470
  Deferred income tax expense........    21,908         --          --          --       21,908
  Equity loss in unconsolidated
    entities.........................       --        1,174         --          --        1,174
  Impairment of long-lived assets....       --       24,848         --          --       24,848
  Equity (income) loss in
    consolidated subsidiaries........    36,068     (11,055)        --      (25,013)        --
  Other..............................     1,105         518         --          (33)      1,590
  Changes in assets and liabilities..       (99)       (894)        343         --         (650)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by
      operating activities...........       832       5,449         909         --        7,190
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --      (16,810)        --          --      (16,810)
  Proceeds from the sale of property.       --       19,907         --          --       19,907
  Investment in unconsolidated
    entities.........................       --         (179)        --          --         (179)
  Investment in subsidiaries.........      (831)        --          --          831         --
  Other..............................       --       (1,405)        --          --       (1,405)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........      (831)      1,513         --          831       1,513
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --      (12,476)        --          --      (12,476)
  Payments on capital
    lease obligations................       --         (287)       (899)        --       (1,186)
  Capital contributions..............       --          831         --         (831)        --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      financing activities...........       --      (11,932)       (899)       (831)    (13,662)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............         1      (4,970)         10         --       (4,959)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............       --       24,715         --          --       24,715
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 19,745    $     10    $    --     $ 19,756
                                       =========   =========   =========   =========   =========

                            PRESIDENT CASINOS, INC.
                SCHEDULE II --VALUATION AND QUALIFYING ACCOUNTS
            For the Years Ended February 28/29, 1998, 1997 and 1996
                                (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------    ---------    ---------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 1998...............    $   393      $   255      $  (279)(a)  $   369

Year ended February 28, 1997...............        423          271         (302)(a)      393

Year ended February 29, 1996...............        199          536         (312)(a)      423

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 28, 1998...............     38,468        5,979 (b)      --        44,447

Year ended February 28, 1997...............     36,287        2,181 (b)      --        38,468

Year ended February 29, 1996...............        --        36,287 (b)      --        36,287


(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b)  Recognition criteria under SFAS No. 109 not satisfied.

INDEPENDENT AUDITORS' REPORT


To the Partners
The Connelly Group, L.P.:


We have audited the accompanying balance sheets of The Connelly Group, L.P., a limited partnership, (the "Partnership") (an affiliate of President Casinos, Inc., see Note 1) as of February 28, 1998 and 1997, and the related statements of operations, partners' preferred redeemable capital and general capital, and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of February 28, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
-------------------------




Davenport, Iowa
April 27, 1998

                          THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)

                                                        Feb. 28,    Feb. 28,
                                                          1998        1997
                                                         ------      ------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents......................      $  7,850    $  8,497
  Receivables (net of allowance for doubtful
    accounts of $119 and $195)...................           255         209
  Receivables from related parties...............           450           8
  Inventories....................................           628         502
  Prepaid expenses and other current assets......           287         351
                                                       ---------   ---------
    Total current assets.........................         9,470       9,567
                                                       ---------   ---------
PROPERTY AND EQUIPMENT, NET......................        22,758      24,540
                                                       ---------   ---------
OTHER ASSETS.....................................           433         573
                                                       ---------   ---------
                                                       $ 32,661    $ 34,680
                                                       =========   =========
LIABILITIES, PARTNERS' PREFERRED REDEEMABLE
  CAPITAL AND GENERAL CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term
    debt to related parties......................       $    --     $  3,420
  Accounts payable...............................            688         558
  Accrued payroll and benefits...................          1,815       1,670
  Other accrued expenses.........................          2,652       3,045
  Due to related parties.........................            365       2,149
                                                        ---------   ---------
    Total current liabilities....................          5,520      10,842
                                                        ---------   ---------
LONG-TERM DEBT:
  Notes payable..................................          2,251       2,251
  Subordinated debt due to related party.........            --          909
                                                        ---------   ---------
    Total long-term debt.........................          2,251       3,160
                                                        ---------   ---------
      Total liabilities..........................          7,771      14,002
                                                        ---------   ---------
COMMITMENTS AND CONTINGENT LIABILITIES...........            --          --
                                                        ---------   ---------
PARTNER'S PREFERRED REDEEMABLE CAPITAL
  (redeemable at book value).....................         13,000      14,494
                                                        ---------   ---------
PARTNERS' GENERAL CAPITAL........................         11,890       6,184
                                                        ---------   ---------
                                                        $ 32,661    $ 34,680
                                                        =========   =========
See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                Years Ended February 28/29,
                                               1998        1997        1996
                                              ------      ------      ------
OPERATING REVENUES:
Gaming.................................      $ 67,210    $ 62,456    $ 67,715
Food and beverage......................         5,416       5,467       4,681
Retail and other.......................           721         684         582
Less promotional allowances............        (3,481)     (3,461)     (2,679)
                                             ---------   ---------   ---------
  Total operating revenues.............        69,866      65,146      70,299
                                             ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Gaming.................................        38,980      36,202      35,778
Food and beverage......................         3,019       3,172       3,026
Retail and other.......................           438         340         335
Selling, general and administrative....        12,580      11,345      10,564
Depreciation and amortization..........         4,267       3,970       4,518
Impairment of long-lived assets........           --          --          232
Charter fees to related parties........           --          350       1,260
Management fees to related parties.....         2,814       2,619       2,796
                                             ---------   ---------   ---------
  Total operating costs and expenses...        62,098      57,998      58,509
                                             ---------   ---------   ---------

OPERATING INCOME.......................         7,768       7,148      11,790
                                             ---------   ---------   ---------
OTHER INCOME (EXPENSE):
Interest income........................           135         155         192
Interest expense (related party
  interest expense of $62, $579 and
  $646)................................          (376)       (802)       (926)
                                             ---------   ---------   ---------
  Total other expense..................          (241)       (647)       (734)
                                             ---------   ---------   ---------
NET INCOME............... .............      $  7,527    $  6,501    $ 11,056
                                             =========   =========   =========
See Notes to Financial Statements.

                                      THE CONNELLY GROUP, L.P.
                       STATEMENTS OF PARTNERS' PREFERRED REDEEMABLE CAPITAL
                                        AND GENERAL CAPITAL
                                           (in thousands)

                                                               Partners' General Capital
                                                         ---------------------------------------
                                             Partner's      Limited       General        Total
                                             Preferred     Partner's     Partner's     Partners'
                                             Redeemable     General       General       General
                                              Capital       Capital       Capital       Capital
                                             ---------     ---------     ---------     ---------
Years Ended February 28/29, 1996,
 1997 and 1998:

Balance as of February 28, 1995.......      $ 12,391      $    --       $    --       $    --

Capital distributions.................        (7,386)          --            --            --
Net income allocated..................         9,489            33         1,534         1,567
                                            ---------     ---------     ---------     ---------
Balance as of February 29, 1996.......        14,494            33         1,534         1,567
Capital distributions.................        (1,884)          --            --            --
Net income allocated..................         1,884           232         4,385         4,617
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 1997.......        14,494           265         5,919         6,184

Capital distributions.................        (3,315)          --            --            --
Net income allocated..................         1,821           285         5,421         5,706
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 1998.......      $ 13,000      $    550      $ 11,340      $ 11,890
                                            =========     =========     =========     =========

See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)
                                                Years Ended February 28/29,
                                               1998        1997        1996
                                              ------      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................    $  7,527    $  6,501    $ 11,056
Adjustments to reconcile net income to
  net cash provided by
  operating activities:
    Depreciation and amortization........       4,267       3,970       4,518
    Impairment of long-lived assets......         --          --          232
    Amortization of deferred
      financing costs....................         --           26          26
    (Gain) loss on disposal of
      property and equipment.............          35          (4)       (254)
    Changes in assets and liabilities:
      Receivables, net...................         (46)         22          28
      Receivables from related parties...        (442)         (8)         38
      Inventories........................        (126)       (103)         56
      Prepaid expenses...................          64         (54)         71
      Other non-current assets...........         140        (179)       (394)
      Accounts payable...................         130        (362)        460
      Accrued payroll and benefits.......         145         256         (68)
      Other accrued expenses.............        (393)        185         506
      Due to related parties.............         (28)          9        (204)
                                             ---------   ---------   ---------
Net cash provided by operating activities      11,273      10,259      16,071
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and
    equipment ($68, $120 and $237 to
    related parties)......................     (2,525)     (4,388)     (8,479)
  Proceeds from sales of property and
    equipment.............................          5          21       1,014
                                             ---------   ---------   ---------
Net cash used in investing activities.....     (2,520)     (4,367)     (7,465)
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital distributions to
    related parties.......................     (5,071)       (150)     (7,386)
  Repayment of notes payable..............        --           --        (900)
  Proceeds from advances from
    related parties.......................        --           --         254
  Repayment of advances and subordinated
   debt from related parties..............     (4,329)       (254)     (4,159)
  Payments on capital lease obligations...        --           --        (234)
                                             ---------   ---------   ---------
Net cash used in financing activities.....     (9,400)       (404)    (12,425)
                                             ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS........................       (647)      5,488      (3,819)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR......................      8,497       3,009       6,828
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $  7,850    $  8,497    $  3,009
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

  Inventories -- Inventories, consisting principally of food, beverage, retail items and operating supplies, are stated at the lower of first-in, first-out
(FIFO) cost or market.

  Property and Equipment -- Property and equipment are recorded at cost. Repairs and maintenance are charged to expense as incurred. Improvements are capitalized. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

           Riverboat, barges and improvements.     9 - 15 years
           Leasehold improvements.............     4 -  9 years
           Furnishings and equipment..........     5 - 10 years

  Gaming Revenue -- In accordance with industry practice, the Partnership recognizes as gaming revenue the net win from gaming activities, which is the difference between gaming wins and losses.

  Promotional Allowances -- Food, beverage, retail and other items furnished without charge to customers are included in gross revenues at a value which approximates retail value and then deducted as complimentary services to arrive at net revenues. The cost of such complimentary services is charged to gaming expense. Such estimated costs of providing complimentary services for the years ended February 28/29, 1998, 1997 and 1996, are as follows:

                                         1998       1997       1996
                                        ------     ------     ------
          Food and beverage.........   $ 1,630    $ 1,510    $ 1,127
          Other.....................        55        142        114

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

  Reclassifications -- Certain amounts for fiscal 1997 and 1996 have been reclassified to conform with fiscal 1998 financial statement presentations.

2.  PROPERTY AND EQUIPMENT

  Property and equipment as of February 28, 1998 and 1997, are summarized as follows:
                                                    1998       1997
                                                   ------     ------
          Riverboat, barges and improvements...   $ 19,314   $ 19,147
          Leasehold improvements...............      7,586      5,628
          Furnishings and equipment............     15,294     14,196
          Construction in progress.............        273      1,172
                                                  ---------  ---------
                                                    42,467     40,143
            Accumulated depreciation
              and amortization.................    (19,709)   (15,603)
                                                  ---------  ---------
          Property and equipment, net .........   $ 22,758   $ 24,540
                                                  =========  =========

  The Partnership continues to evaluate the estimated net realizable value of its long-lived assets based on current regulatory, political and market conditions. As a result of such evaluations, during fiscal 1996, the Partnership wrote-down the net book value of gaming equipment and related accessories to estimated net realizable value which resulted in an impairment of $232.

3.  NOTES PAYABLE

  Notes payable as of February 28, 1998 and 1997, consists of a bank line of credit, prime plus 0.5% (combined rate of 9.0% as of February 28, 1998.)

  The bank line of credit is collateralized by a first mortgage on a boat and first mortgages on real property with net book values of $7,883 and $3,710, respectively, as of February 28, 1998, various personal property and an assignment of various contracts. The real property consists of assets of The Blackhawk Hotel which is a subsidiary of PCI. During March 1997, the line of credit was increased to $4,500, of which $2,249 is available as of February 28, 1998. The line of credit reduces by $900 each March 31 and terminates in March 2001. The line of credit also limits additional borrowings without the lender's prior consent.

4.  OPERATING LEASES

  The Partnership leases various office facilities, parking lots, equipment and levee property. The levee lease and its associated parking lot lease expire in 2017 and a second parking lot lease expires in 2002 with a fifteen-year renewal option. The various other leases are for periods of 24 to 60 months. Future minimum lease commitments under these noncancellable long-term operating leases as of February 28, 1998, are as follows:

                  Years Ending February 28/29:
                  1999.......................  $    766
                  2000.......................       536
                  2001.......................       299
                  2002.......................       257
                  2003.......................       232
                  Thereafter.................     4,431
                                               ---------
                    Total....................  $  6,521
                                               =========

  Rental expense incurred under operating leases was $1,440, $1,579 and $2,287 for the years ended February 28/29, 1998, 1997 and 1996, respectively. Rent expense during fiscal 1997 and 1996 includes the charter of a riverboat from a related party (see Note 10).

5.  SUBORDINATED DEBT TO RELATED PARTY

  During fiscal 1998, the Partnership paid the outstanding balance of the subordinated debt, which bore interest of 13%.

6.  EMPLOYEE BENEFIT PLAN

  The Partnership participates in an employee savings plan sponsored by PCI, which covers all full-time employees. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Partnership. The expense applicable for the Partnership's contribution to the savings plan was $141, $144 and $138 for the years ended February 28/29, 1998, 1997 and 1996, respectively.

7.  PARTNER'S PREFERRED REDEEMABLE CAPITAL

  The preferred capital has cumulative distribution rights of 13% on the stated value which have been accrued as of February 28/29, 1998, 1997 and 1996. The preferred capital is redeemable out of future cash flows of the Partnership, to the extent available as defined in the partnership agreement.

  The preferred capital was originally recorded at the historical cost of assets and advances contributed by the partners which were entities under common control and such carrying value was less than the stated value of the preferred capital as set forth in the partnership agreement. The Partnership accrues the difference between the recorded value and stated value each year to the extent of available net income. No amount was accrued for the years ended February 28, 1998 and 1997, as the difference was fully accrued as of February 28, 1996. During the year ended February 29, 1996, $7,380 was accrued related to the difference between the carrying value and the stated value. The preferred capital has certain preferences in liquidation over the interests of the general capital accounts.

8.  PARTNERS' GENERAL CAPITAL

  The partnership agreement provides for the allocation of income (losses) between the general partner and limited partner at 95% and 5%, respectively, after preferred capital accounts are allocated their cumulative preferred return and any difference between the carrying value and stated value of preferred capital is accrued. The limited partner's capital account cannot be reduced below zero.

9.  DEVELOPMENT AGREEMENT

  The Partnership and the City of Davenport (the "City") are parties to a development agreement, which provides, among other things, for the following:

  Additional Development -- The Partnership was required to submit to the City plans for the development of certain property in close proximity to the "President". During the year ended February 29, 1996, the Partnership and the City reached a mutually acceptable development plan whereby, among other things, the Partnership was obligated to expend certain amounts for leasehold improvements in exchange for certain lease rights. As a result of this agreement, the Partnership was released from its $250 surety bond obligation upon completion of the project during fiscal 1998.

  Boarding Fees -- The Partnership, pursuant to Chapter 99F of the Iowa Code and an ordinance enacted by the City, is required to pay the City an annual minimum fee equal to the greater of $559 or 50 cents per passenger boarding the "President".

  Docking Fees -- The Partnership is required to make docking fee payments to the City. The Partnership has guaranteed the City an annual lump sum payment of a base amount plus a per passenger payment for each passenger in excess of 1,117,579 passengers during the period April 1 to March 31. Such base and per passenger amounts for the periods ended March 31, 1998, 1997 and 1996 were $136, $131 and $126, and 12.2 cents, 11.7 cents and 11.2 cents, respectively. Both base and per passenger amounts are subject to an annual increase of 4.0%. Each payment prepays the docking fees for the following twelve month period.

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

  Boat Operations -- The Partnership may not substitute another vessel to replace the "President" in Davenport, Iowa so long as an average of 2,250 passengers per day during the cruise season is maintained. If such passenger count is not maintained or if there is a material adverse change in the Iowa gaming law, the Partnership will be permitted to substitute an 800 passenger boat. However, temporary substitution during U.S. Coast Guard mandated hull inspections is permitted.

10.  RELATED PARTY TRANSACTIONS

  The Partnership is related to other entities through common ownership by its partners or principal officers. The Partnership purchased various services and purchased or leased property and equipment from such related parties. The amounts charged were based on specific identification of the products or services provided. In addition, the Partnership entered into management advisory agreements with the general partner(s) for advisory services related to gaming and riverboat operations. The agreements provide for management fees based on a percentage of revenues. Transactions with such related parties occurring during the years ended February 28/29, 1998, 1997 and 1996, are summarized as follows:

                                         1998       1997       1996
                                        ------     ------     ------
        Management fees............    $ 2,814    $ 2,619    $ 2,796
        Riverboat charter..........        --         350      1,260
        Property and equipment.....         68        120        237
        Hotel, retail and other....        456        262        250
        Interest...................         62        579        646
        Miscellaneous services.....        --          23         36

11.  COMMITMENTS AND CONTINGENT LIABILITIES

  The Partnership is a party to legal proceedings arising in the normal conduct of business. Based on advice of legal counsel, management believes that the final outcome of these matters will not have a material adverse effect upon the Partnership's financial position or results of operations.

Operator's Contract

  The Partnership and the Riverboat Development Authority (the "Authority"), an Iowa non-profit corporation, entered into an operator's contract on December 28, 1989, which enables the Partnership to be the operator of an excursion gambling boat pursuant to the rules and regulations of the Iowa Racing and Gaming Commission. This contract was last amended on March 1, 1998. The contract, as amended, requires the Partnership to make payments of $28 weekly and an amount equal to one dollar and fifty cents for each admission in excess of 1,117,579 admissions for the period April 1 through March 31 of each year. The Partnership is also required to pay an annual payment of 2% of adjusted gaming receipts in excess of $34,000 for each of the Authority's fiscal years commencing July 1, 1994. The current contract expires February 28, 2002.

Gaming Referendum

  A proposition to extend the referendum approving riverboat gaming operations in Scott County, Iowa, must be submitted to the county electorate at the general election held in calendar 2002, and the general election held at each subsequent eight-year interval.

Guarantee of Indebtedness

  The Partnership, along with certain wholly owned subsidiaries of PCI, has guaranteed on a senior subordinated basis certain debt of PCI. The Partnership's guarantee is limited to the amount owed from time to time by the Partnership to a subsidiary of PCI ($0 and $4,376 as of February 28, 1998 and 1997, respectively).

12.  SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURES

  Supplemental schedule of noncash investing and financing activities:

  Years ended February 28/29, 1998 and 1996 -- No material noncash investing and financing activities occurred. In the year ended February 28, 1997, a noncash capital distribution to related parties of $1,734 was recorded.

  Interest paid by the Partnership was $420, $803 and $931 for the years ended February 28/29, 1998, 1997 and 1996, respectively.

13. RECONCILIATION OF GAMING REVENUE REPORTED ON THE STATEMENTS OF OPERATIONS TO NET WIN REPORTED TO THE IOWA RACING AND GAMING COMMISSION ("IRGC")

                                            1998         1997        1996
                                           ------       ------      ------
    Gaming revenue reported on
      the Statements of Operations.....   $ 67,210    $ 62,456    $ 67,715
    Change in progressive
      liability (1)....................       (528)        (22)        300
    Change in slot hopper
      inventory (2)....................        (55)         55         --
                                          ---------   ---------   ---------
        Net win reported to IRGC.......   $ 66,627    $ 62,489    $ 68,015
                                          =========   =========   =========

(1) In accordance with industry practice, the Partnership accrues a liability for progressive jackpots and reduces gaming revenue by an equal amount. This adjustment is necessary to reconcile gaming revenue reported on an accrual basis on the Statements of Operations to net win reported on a cash basis to the IRGC.

(2) In accordance with IRGC regulations, the total slot machine hopper inventory level was determined by actual counts performed on a test basis. The estimated change from the initial inventory level has been accrued as a reduction of gaming revenue. The reduction has not yet been reported to the IRGC as an adjustment to adjusted gross revenue.

                              THE CONNELLY GROUP, L.P.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended February 28/29, 1998, 1997 and 1996
                                  (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                               Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 1998...............    $  195       $   67       $ (143)(a)    $  119

Year ended February 28, 1997...............       166           79          (50)(a)       195

Year ended February 29, 1996...............        73          153          (60)(a)       166

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

INDEPENDENT AUDITORS' REPORT


To the Members of the Board of Directors of PRC Holdings Corporation:


We have audited the accompanying balance sheets of PRC Holdings Corporation (a wholly-owned subsidiary of President Casinos, Inc.) (the "Company"), as of February 28, 1998 and 1997, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the Index as Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of PRC Holdings Corporation as of February 28, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------




Saint Louis, Missouri
April 27, 1998

                            PRC HOLDINGS CORPORATION
                                 BALANCE SHEETS
                        (in thousands except share data)

                                                            February 28,
                                                        1998          1997
                                                       ------        ------
ASSETS

Non-Current Assets:
Due from related parties (net of
  allowance for doubtful accounts
  of $161,705 and $117,089).................         $ 126,168     $ 128,526
                                                     ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Non-Current Liabilities:
Due to related parties......................         $ 117,484     $ 104,805

Commitments and Contingent Liabilities......               --            --

Stockholder's Equity:
Common Stock, $1 par value per share;
  1,000 shares authorized, 100 shares
  issued and outstanding....................                 1             1
Additional paid-in capital..................           103,030        96,218
Accumulated deficit.........................           (87,159)      (65,310)
Less due from related party.................            (7,188)       (7,188)
                                                     ----------    ----------
  Total stockholder's equity................             8,684        23,721
                                                     ----------    ----------
                                                     $ 126,168     $ 128,526
                                                     ==========    ==========

See Notes to Financial Statements.

                            PRC HOLDINGS CORPORATION
                            STATEMENTS OF OPERATIONS
                                (in thousands)

                                           Years Ended February 28/29,
                               Notes      1998         1997        1996
                              -------    ------       ------      ------
INTEREST INCOME:
 Related party interest income.....    $ 36,806     $ 33,000     $ 30,761
                                       ---------    ---------    ---------
EXPENSE:
Provision for doubtful accounts-
  related party...................       44,616       27,379       89,710
Related party interest expense....       14,039       14,058       14,072
                                       ---------    ---------    ---------
  Total expense...................       58,655       41,437      103,782
                                       ---------    ---------    ---------
NET LOSS..........................     $(21,849)    $ (8,437)    $(73,021)
                                       =========    =========    =========

See Notes to Financial Statements.

                          PRC HOLDINGS CORPORATION
                     STATEMENT OF STOCKHOLDER'S EQUITY
                              (in thousands)

                                                              Retained
                                                 Additional   Earnings     Due from
                                        Common     Paid-In  (Accumulated   Related
                                        Stock      Capital     Deficit)     Party       Total
                                      ---------   ---------   ---------   ---------   ---------
Years Ended February 28/29,
1996, 1997 and 1998:

Balance at February 28, 1995.......   $      1    $ 97,936     $ 16,148    $ (7,188)   $106,897

Capital contributions..............        --        6,514          --          --        6,514
Capital distributions..............        --       (7,884)         --          --       (7,884)
Net loss...........................        --          --       (73,021)        --      (73,021)
                                      ---------   ---------    ---------   ---------   ---------
Balance at February 29, 1996.......          1      96,566      (56,873)     (7,188)     32,506

Capital contributions..............        --        1,347          --           --       1,347
Capital distributions..............        --       (1,695)         --           --      (1,695)
Net loss...........................        --          --        (8,437)         --      (8,437)
                                      ---------   ---------   ----------   ---------   ---------
Balance as of February 28, 1997....          1      96,218      (65,310)     (7,188)     23,721

Capital contributions..............        --        7,368          --           --       7,368
Capital distributions..............        --         (556)         --           --        (556)
Net loss...........................        --          --       (21,849)         --     (21,849)
                                      ---------   ---------   ----------   ---------   ---------
Balance as of February 28, 1998....   $      1    $103,030    $ (87,159)   $ (7,188)   $  8,684
                                      =========   =========   ==========   =========   =========

See Notes to Financial Statements.

                          PRC HOLDINGS CORPORATION
                          STATEMENTS OF CASH FLOWS
                               (in thousands)

                                              Years Ended February 28/29,
                                             1998        1997        1996
                                            ------      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................      $(21,849)   $ (8,437)   $(73,021)

Non-cash items included in losses:
  Provision for doubtful accounts...        44,616      27,379      89,710
                                          ---------   ---------   ---------
    Net cash provided by
      operating activities..........        22,767      18,942      16,689
                                          ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to related parties, net..       (42,258)    (18,904)    (12,943)
                                          ---------   ---------   ---------
  Net cash used in investing
   activities.......................       (42,258)    (18,904)    (12,943)
                                          ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties, net        12,679         310      (2,376)
  Capital distributions.............          (556)     (1,695)     (7,884)
  Capital contributions.............         7,368       1,347       6,514
                                          ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities..........        19,491         (38)     (3,746)
                                          ---------   ---------   ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS..................           --          --          --

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR..............           --          --          --
                                          ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
    AT END OF YEAR.................       $    --     $    --     $    --
                                          =========   =========   =========

See Notes to Financial Statements.

                             PRC HOLDINGS CORPORATION
                           NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES

  Basis of Presentation -- PRC Holdings Corporation (the "Company"), a Delaware corporation, is a wholly-owned subsidiary of President Casinos, Inc. ("PCI"). The Company has no operations and acts as a conduit for intercompany accounts between PCI and its other subsidiaries and affiliates.

  Due to/from Related Parties -- Due from related parties primarily represents cash advances made to various other subsidiaries and affiliates of PCI or original intercompany receivable balances recorded in the recapitalization of PCI after the initial public offering. To the extent intercompany receivables at the time of the initial public offering related to the excess of the fair market value of assets contributed by a related party over their historical cost basis, such receivables are reflected as a reduction of stockholder's equity. Due to related parties primarily represents cash advanced to the Company by PCI after a private placement of notes in September 1993 and intercompany tax payable amounts. Related party interest income is recorded on intercompany receivables based on the effective rate incurred by PCI (14% as of February 28/29, 1998, 1997 and 1996). Related party interest expense is set equal to interest expense incurred by PCI on the notes discussed above.

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

3.  SUPPLEMENTAL CASH FLOW DISCLOSURES

  The Company has advanced all of its cash balances to another subsidiary of PCI. Such subsidiary is responsible for advancing cash to the other subsidiaries of PCI for short-term working capital requirements and the Company is responsible for long-term advances and interest thereon. As a result of this transaction, all changes in due to/due from related parties represent a pass through of cash from one subsidiary of PCI to another, intercompany allocations of income tax assets and liabilities based on the intercompany tax allocation agreement, compounding of interest accruals and short-term advances transferred to the Company as they mature to long-term.

                           PRC HOLDINGS CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
            For the Years Ended February 28/29, 1998, 1997 and 1996
                                 (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 1998...............   $117,089     $ 44,616     $    --       $161,705

Year ended February 28, 1997...............     89,710       27,379          --        117,089

Year ended February 29, 1996...............       --         89,710          --         89,710

                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX

  Exhibits
   3.1      Articles of Incorporation of the Company, as amended. (21)
   3.2      By-Laws of the Company, as amended. (19)
   4.1      Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S.
            Trust"). (6)
   4.1.1    Registration Rights Agreement dated August 26, 1994, by and among the Company, the Guarantors and Holders listed on Schedule A thereto. (6)
   4.1.2    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.3    Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.4    Warrant Agreement dated as of August 26, 1994, by and between the
            Company and U.S. Trust. (6)
   4.1.5    Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in
            favor of U.S. Trust, as collateral agent. (6)
   4.2      Rights Agreement, dated as of November 20, 1997, between the
            Company and ChaseMellon Shareholder Services, LLC. (22)
   10.1     Amended and Restated Agreement of Limited Partnership of The
            Connelly Group, L.P. ("TCG"). (1)
   10.2     Agreement between the Company and John E. Connelly. (2)
   10.3     Employment Agreement dated November 4, 1992, between the Company and Mr. Connelly. (2)
   10.3.1   Amendment No. 1 to Employment Agreement dated December 15, 1994, between the Company and Mr. Connelly. (9)
   10.4     Employment Agreement dated November 4, 1992, between the Company and Edward S. Ellers. (2)
   10.4.1   Amendment No. 1 to Employment Agreement dated March 13, 1995, between the Company and Mr. Ellers. (9)
   10.4.2   Employment Separation and Consulting Agreement dated July 10,
            1995, by and between Mr. Ellers and the Company. (10)
   10.5     Mutual General Release and Non-Disparagement Agreement dated May
            29, 1995,  between the Company and Gary Selesner. (12)
 * 10.6     The Company's 1992 Stock Option Plan, as amended. (5)
 * 10.6.1   The Company's 1996 Amended and Restated Stock Option Plan. (16)
 * 10.6.2   The Company's 1997 Stock Option Plan. (20)
   10.7     Amended and Restated Davenport-Connelly Development Agreement
            dated November 29, 1990, between TCG and the City of Davenport,
            Iowa (the "Development Agreement"). (1)
   10.7.1   First Amendment to the Development Agreement dated August 21,
            1991.(1)
   10.7.2   Second Amendment to the Development Agreement dated April 10,
            1992.(1)
   10.7.3   Amendment to the Development Agreement dated March 1, 1998.
   10.8     Operator's Contract dated December 28, 1989, between the Riverboat
            Development Authority and TCG. (1)
   10.8.1   Amendment to Operator's Contract, dated December 29, 1993, between the Riverboat Development Authority and TCG. (5)
   10.9     Lease dated November 29, 1990, between the City of Davenport, Iowa and TCG. (1)
   10.10    Management Advisory Agreement for TCG. (1)
   10.11    Credit Agreement dated as of March 11, 1991, among TCG,
            TCG/Blackhawk ("Blackhawk") and Firstar Bank Davenport, N.A.
            ("Firstar"). (1)
   10.11.1  Note dated March 11, 1991, from TCG and Blackhawk to Firstar. (1)
   10.11.2  Security Agreement dated March 11, 1991 between TCG and Firstar.
            (1)
   10.11.3  First Preferred Fleet Mortgage dated March 11, 1991, from TCG to
            Firstar. (1)
   10.11.4  Mortgage, Security Agreement, Fixture Financing Statement and
            Assignment of Leases and Rents, dated March 11, 1991, by TCG to
            Firstar on the Landing Promenade Property. A similar mortgage has been given to Firstar by Blackhawk on the Blackhawk Hotel. (1)
   10.11.5  Amendment to Note dated March 16, 1993, from TCG and Blackhawk to Firstar. (2)
   10.11.6  Second Amendment to Note dated March 31, 1997, from TCG and
            Blackhawk to Firstar. (17)
   10.12    Lease Agreement dated January 16, 1985, between the City of St.
            Louis and St. Louis River Cruise Lines, Inc. (the "Former
            'President' Lease"). (1)
   10.12.1  Amended Lease Agreement dated July 16, 1990, amending the Former
            "President" Lease. (1)
   10.12.2  Second Amendment to Lease Agreement, effective June 19, 1992, amending the Former "President" Lease. (1)
   10.13    Lease Agreement dated August 7, 1986, between the City of St.
            Louis and St. Louis River Cruise Lines, Inc. (the "'Belle of St.
            Louis' Lease"). (1)
   10.13.1  Amended Lease Agreement dated July 16, 1990, amending the "Belle of St. Louis" Lease. (1)
   10.13.2  Second Amendment to Lease Agreement, effective June 19, 1992, amending the "Belle of St. Louis" Lease. (1)
   10.14    Lease Agreement dated November 30, 1988 between the City of St.
            Louis and J. Edward Connelly Associates, Inc ("JECA") (the "'Becky
            Thatcher' Lease"). (1)
   10.14.1  Amended Lease Agreement dated July 16, 1990, amending the "Becky
            Thatcher" Lease. (1)
   10.14.2  Second Amendment to Lease Agreement effective June 19, 1992, amending the "Becky Thatcher" Lease. (1)
   10.15    Lease Agreement dated June 16, 1988, between the City of St. Louis and JECA (the "Office Barge Lease"). (1)
   10.15.1  Amended Lease Agreement dated July 16, 1990, amending the Office
            Barge Lease. (1)
   10.15.2  Second Amendment to Lease Agreement effective June 19, 1992, amending the Office Barge Lease. (1)
   10.16    Lease Agreement dated December 20, 1983 between the City of St.
            Louis and S.S. Admiral Partners (the "'Admiral' Lease"). (1)
   10.16.1  Amendment and Assignment of Mooring Lease dated December 12, 1990, amending the "Admiral" Lease. (1)

   10.16.2 Second Amendment to Lease Agreement effective June 19, 1992, amending the "Admiral" Lease. (1)
   10.17 Promissory Note (Vessel-Term) dated July 8, 1992, from The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") to Caterpillar. (3)
   10.17.1 Loan Agreement dated July 31, 1992, between President Mississippi and Caterpillar. (1)
   10.17.2 Preferred Fleet Mortgage dated July 8, 1992, between President Mississippi and Caterpillar. (1)
   10.18    Form of Indemnification Agreement for Directors and Officers. (1)
   10.19    Letter Agreement dated as of March 1, 1992, between Mr.
            Connelly, Della III, Inc. and Mr. Ellers. (2)
   10.20 Agreement among the Company, Mr. Connelly, Mr. Ellers, TCG, Della III, Inc. and Klehr, Harrison, Harvey, Branzburg & Ellers. (3)
   10.21 General Partnership Agreement of President R.C.-St. Regis Management Company dated as of August 9, 1993. (4)
   10.21.1 Management Agreement dated October 26, 1993, between The St. Regis Mohawk Tribe and President R.C.-St. Regis Management Company ("President R.C.-St. Regis"). (4)
   10.21.2 Amended and Restated Management Agreement between the St. Regis Mohawk Tribe and President R.C.-St. Regis. (7)
   10.21.3 Second Amended and Restated Management Agreement dated December 1, 1995, between The St. Regis Mohawk Tribe and President R.C.-St. Regis. (11)
   10.21.4 Third Amended and Restated Management Agreement dated April 18, 1996, by and between the St. Regis Mohawk Tribe and President R.C.-St. Regis. (13)
   10.21.5 Agreement for Purchase of Partnership Interest dated September 24, 1997, by and among Massena Management Corp., Gary A. Melius, Native American Management Corp., PRC-St. Regis, Inc. and Naussau County Native American, Inc.
   10.21.6 Agreement dated September 24, 1997, by and among Massena Management LLC, Native American Management Corp., Gary A. Melius, PRC-St. Regis, Inc. and Massena Management Corp.
   10.22 Lease Agreement, dated as of December 14, 1993, by and between Liberty Landing Associates ("Liberty Landing") and President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia").
            (4)
   10.22.1 First Amendment to Lease Agreement, dated July 31, 1996, by and between President Philadelphia and Liberty Landing. (15)
   10.22.2 Second Amendment to Lease Agreement, dated July 31, 1996, by and between Liberty Landing and President Philadelphia. (15)
   10.22.3 Modification to First Amendment to Lease Agreement, dated September 12, 1997, by and between Liberty Landing and President Philadelphia. (19)
   10.22.4 Assignment, dated as of December 14, 1993, pursuant to which Liberty Landing assigns, transfers and sets over unto President Philadelphia all of the rights, title and interest of Liberty Landing in, to and under that certain Master Agreement to Lease, dated September 25, 1989, by and between Philadelphia Port Corporation and Liberty Landing, as amended. (4)

   10.22.5 Letter Agreement dated May 7, 1996, by and between President Philadelphia, Liberty Landing, The Sheet Metal Workers' International Association Local Union #19, Delaware Avenue Development Corp. and Delaware-Washington Corp. (13)
   10.23 Option Agreement dated July 31, 1996, by and between Liberty Landing and President Philadelphia. (15)
   10.23.1 Modification to Option Agreement dated December 12, 1996, by and between Liberty Landing and President Philadelphia. (16)
   10.23.2  Second Modification to Option Agreement, dated September 12,
            1997, by and between Liberty Landing and President Philadelphia
            (19)
   10.23.3  First Amendment to Corporate Guaranty dated July 31, 1996, by
            The Company. (15)
   10.24 Charter Agreement dated February 17, 1995, by and between American Gaming & Entertainment, Ltd.("AGE") and the President Mississippi Charter Corporation ("Charter Corp."). (8)
   10.24.1 Subcharter Agreement dated February 17, 1995, by and between Charter Corp. and President Mississippi. (8)
   10.24.2 Collateral Assignment Agreement dated February 17, 1995, by Charter Corp. to AGE. (8)
   10.25 Employment Agreement dated March 13, 1995, by and between the Company and John S. Aylsworth. (9)
   10.25.1 Option Agreement dated March 13, 1995, by and between John S. Aylsworth and the Company. (12)
   10.26 Promissory Note dated February 17, 1995, from BH Acquisition Corp. ("BH") to PRC Management, Inc. ("PRC Management"). (12)
   10.26.1 Surety Agreement dated February 13, 1995, between John E. Connelly and PRC Management. (12)
   10.26.2 Amended and Restated Promissory Note dated February 15, 1996, from BH to PRC Management. (13)
   10.26.3 Promissory Note dated February 15, 1996, from BH to PRC Management. (13)
   10.26.4 Amended and Restated Surety Agreement dated February 15, 1996, between John E. Connelly and PRC Management. (13)
   10.26.5 Collateral Pledge Agreement dated February 15, 1996, between Connelly Hotel Associates, Inc. and PRC Management. (13)
   10.27 Charter Agreement dated October 27, 1994, by and between President Riverboat Casino-New York, Inc. ("President New York") and Missouri Gaming Company. (12)
   10.28 Charter Agreement dated August 17, 1995, by and among New Yorker Acquisition Corporation, Barden-Davis Casino, LLC and the
            Company. (11)
   10.29 Charter Agreement dated August 18, 1995, by and between President New York and Greater Dubuque Riverboat Entertainment Company, L.C. ("GDRE"). (11)
   10.29.1 Amendment to Charter Agreement dated August 18, 1995, by and between President New York and GDRE. (11)
   10.29.2 Asset Acquisition Agreement dated July 30, 1996, by and between President New York and GDRE. (15)
   10.30 Employment Agreement dated November 1, 1995, by and between the Company and James A. Zweifel. (11)

   10.31    Mutual Release and Non-Disparagement Agreement dated November 14,
            1995, by and between David Friedman and the Company, Mr. Connelly,
            Mr. Aylsworth, Floyd R. Ganassi, William C. Nelson, Russell L.
            Ray, Terrence L. Wirginis and Karl G. Andren. (11)
   10.32    "Natatorium Site" Lease Agreement dated July 20, 1995, by and between the City of Davenport, Iowa and TCG through the President
            Riverboat Casino-Iowa, Inc. (the "Natatorium Site Lease"). (11)
   10.33    Independent Contractor Consulting Agreement dated May 15, 1996, by and between the Company and Terrence Wirginis. (13)
   10.33.1  Employment Agreement dated May 1, 1996, by and between the Company and Mr. Wirginis. (13)
   10.34    Letter of Intent Agreement, dated as of July 17, 1996, by and between President Mississippi and Primadonna Resorts, Inc. (14)
   10.34.1  Letter of Intent Agreement, dated as of July 17, 1996, by and between BH and Primadonna Resorts, Inc. (14)
   10.35    Asset Purchase Agreement dated October 14, 1996, by and between
            President New York and Southern Illinois Riverboat/Casino Cruises,
            Inc. (16)
 * 10.36    1998 Fiscal Year Management Incentive Plan Participant Form. (17)
   10.37    Promissory Note dated July 22, 1997, by and between President
            Broadwater Hotel, L.L.C. (Broadwater LLC) and Lehman Brothers
            Holdings Inc. ("Lehman"). (18)
   10.37.1  Redemption Agreement dated July 22, 1997, by and among JECA and
            Broadwater LLC and Broadwater Hotel, Inc. (18)
   10.37.2  Indemnity Agreement dated July 22, 1997, by Broadwater LLC, the
            Company and President Mississippi, jointly and severally, in favor of Lehman. (18)
   10.37.3  Indemnity and Guaranty Agreement dated July 22, 1997, by the
            Company and President Mississippi in favor of Lehman. (18)
   10.37.4  Unconditional Guaranty of Lease Obligations dated July 22, 1997, by the Company. (18)
   10.37.5  Amended and Restated Limited Liability Company Operating
            Agreement, dated as of July 22, 1997, by and between JECA and
            Broadwater Hotel, Inc. (18)
   21       Schedule of subsidiaries of the Company.
   23.1     Consent of Deloitte & Touche, L.L.P. with respect to the Company's
            Registration Statements on Form S-8, as filed on June 8, 1994 and
            January 8, 1998.
   27       Financial Data Schedule as required under EDGAR.
    __________________

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-48446) filed on June 5, 1992.
(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-63174), filed on May 21, 1993.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1993 filed on June 1, 1993.
(4) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(6)  Incorporated by reference from the Company's Registration Statement on

     Form S-4 (File No. 33-86386) filed November 15, 1994.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1994 filed July 14, 1994.
(8) Incorporated by reference from the Company's Report on Form 8-K dated February 7, 1995.
(9) Incorporated by reference from the Company's Report on Form 8-K dated March 16, 1995.
(10) Incorporated by reference from the Company's Report on Form 8-K dated July 10, 1995.
(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995 filed January 12, 1996.
(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1995 filed on May 30, 1995.
(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1996 filed on May 30, 1996.
(14) Incorporated by reference from the Company's Report on Form 8-K dated July 30, 1996.
(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1996 filed October 15, 1996.
(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996 filed January 14, 1997.
(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1997 filed on May 30, 1997.
(18) Incorporated by reference from the Company's Report on Form 8-K dated July 24, 1997.
(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(20) Incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.
(21) Incorporated by reference from the Company's Registration Statement on Form S-8 dated January 8, 1998.
(22) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
 * Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.
                                   F-67