Form 10-Q
period 1998-05-30
PRESIDENT CASINOS INC
filed 1998-07-13
CIK 888507

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

                 For the quarterly period ended May 31, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,032,927 shares outstanding as of July 13, 1998.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                    Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 28, 1998................................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months Ended May 31, 1998 and 1997..................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 1998 and 1997..................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)....4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................6

Part II.  Other Information

  Item 1.  Legal Proceedings...........................................13

  Item 2.  Changes in Securities.......................................13

  Item 3.  Defaults Upon Senior Securities.............................13

  Item 4.  Submission of Matters to a Vote of Security Holders.........13

  Item 5.  Other Information...........................................13

  Item 6.  Exhibits and Reports on Form 8-K............................13

Signature..............................................................14

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                           May 31,   Feb. 28,
                                                          1998       1998
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 15,978   $ 19,278
  Restricted cash................................          3,704      4,354
  Short-term investments.........................            600      2,622
  Accounts receivable, net of allowance for
    doubtful accounts of $379 and $369...........          2,827      1,664
  Other current assets...........................          5,267      5,908
                                                        ---------  ---------
      Total current assets.......................         28,376     33,826
Property and equipment, net of accumulated
  depreciation of $56,782 and $53,495............        149,178    149,066
Other assets.....................................          4,335      4,364
                                                        ---------  ---------
                                                        $181,889   $187,256
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...........        $ 1,891   $  1,895
  Other current liabilities......................         29,077     29,615
                                                        ---------  ---------
      Total current liabilities..................         30,968     31,510
Long-term debt:
  Long-term debt, net of current maturities......        134,758    134,784
  Accrued loan fee...............................          1,852     1,300
                                                        ---------  ---------
      Total long-term liabilities................        136,610    136,084
                                                        ---------  ---------
      Total liabilities..........................        167,578    167,594
                                                        ---------  ---------
Minority interest................................         11,347     10,978
Commitments and contingencies....................            --         --
Stockholders' equity:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 30,xxx shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................        (99,067)   (93,347)
                                                        ---------  ---------
      Total stockholders' equity.................          2,964      8,684
                                                        ---------  ---------
                                                        $181,889   $187,256
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.
                                       1

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF OPERATIONS (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)                   Three Months Ended May 31,
                                                         1998        1997
                                                        ------      ------
OPERATING REVENUES:
  Gaming and gaming cruise.......................      $ 42,574    $ 42,462
  Food and beverage..............................         5,481       4,899
  Hotel..........................................         2,223         352
  Retail and other...............................         5,033       1,578
  Less promotional allowances....................        (3,288)     (3,159)
                                                       ---------   ---------
    Net operating revenues.......................        52,023      46,132
                                                       ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming and gaming cruise.......................        25,619      24,640
  Food and beverage..............................         3,798       3,299
  Hotel..........................................           695         145
  Retail and other...............................           707         409
  Selling, general and administrative............        15,435      12,463
  Depreciation and amortization..................         3,520       3,754
  Development costs..............................         2,777         870
                                                       ---------   ---------
    Total operating costs and expenses...........        52,551      45,580
                                                       ---------   ---------
OPERATING INCOME (LOSS)..........................          (528)        552
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income................................           159         270
  Interest expense...............................        (4,982)     (3,683)
                                                       ---------   ---------
    Total other income (expense).................        (4,823)     (3,413)
                                                       ---------   ---------
LOSS BEFORE MINORITY INTEREST....................        (5,351)     (2,861)
Minority interest................................           369          18
                                                       ---------   ---------
NET LOSS.........................................      $ (5,720)   $ (2,879)
                                                       =========   =========
Basic and diluted net loss per share.............       $ (1.14)    $ (0.57)
                                                       =========   =========
Weighted average common and dilutive
 potential shares outstanding....................         5,033       5,033
                                                       =========   =========
        ,
See Notes to Condensed Consolidated Financial Statements.

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Three Months Ended May 31,
                                                         1998        1997
                                                        ------      ------

Net cash used in operating activities.............    $ (2,200)   $ (1,161)
                                                      ---------   ---------

Cash flows from investing activities:
  Expenditures for property and equipment.........      (3,739)     (1,637)
  Change in restricted cash.......................         650         --
  Proceeds from sales of property and equipment...          74           4
  Maturity of short-term investments..............       2,021         --
                                                      ---------   ---------
       Net cash used in investing activities......        (994)     (1,633)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................        (100)       (100)
  Payments on capital lease obligations...........          (6)        --
                                                      ---------   ---------
      Net cash used in financing activities.......        (106)       (100)
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........      (3,300)     (2,894)
Cash and cash equivalents at beginning of period..      19,278      25,115
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 15,978    $ 22,221
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest............................    $  7,354    $  6,656
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                                               NOTES TO CONDENSED CONSOLIDATED
PRESIDENT CASINOS, INC.                       FINANCIAL STATEMENTS (UNAUDITED)
______________________________________________________________________________
(dollars in thousands)

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

  The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ending February 28, 1998. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

  Certain amounts for fiscal 1998 have been reclassified to conform with fiscal 1999 financial statement presentation.

2.  INSURANCE PROCEEDS

  On April 4, 1998 several river barges broke free of their towboat and struck the Company's St. Louis casino, the "Admiral," resulting in the severing of several of the vessel's mooring lines and boarding ramps. The vessel sustained no hull or structural damage and minimal damage to its bow apron. There were no reports of serious injuries to the approximate 2,300 guests and employees aboard.

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. Based upon preliminary estimates, the Company spent approximately $2,714 in the three-month period ended May 31, 1998, to repair the vessel, replace the boarding ramps and prepare the Admiral to reopen. Insurance proceeds from the Company's hull and business interruption coverages recorded in the three-month period ended May 31, 1998, were $3,900. Income from insurance proceeds in excess of the net book value of destroyed assets was $3,616 and is reflected in the financial statements as "Retail and Other" revenue. The insurance deductibles relating to the hull and business interruption claims total $1,020. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner there can be no guarantee that the Company will be successful in recovering such costs.

3.  COMMITMENTS AND CONTINGENT LIABILITIES

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

4.  SUBSEQUENT EVENTS

  On July 2, 1998 the Company entered a guilty plea in the United States District Court for the Eastern District of Missouri to the misdemeanor of violating the Rivers and Harbors Act by discharging pollutants into the Mississippi River without a permit in 1995. Under the terms of the plea agreement, the Company will pay fines and restitution costs of $300, which had been fully accrued.

  The Company acknowledged that pollutants were inadvertently discharged by its vessel, the "Admiral," into the Mississippi River in 1995 without the proper permit. The pollutants discharge resulted from leaks in the lines running from the sewage collection tanks aboard the "Admiral" to the metropolitan sewer district lines on the levy. The bulk of the material collected in those lines was clear water from the various water systems aboard the "Admiral" and very little sewage was discharged. The Company has made extensive capital improvements to the sewage system to reduce the potential for any reoccurrence of this nature.

  The Company's is pursuing a gaming license for a "cruise to nowhere" operation in New York City utilizing its 308-foot deep-water vessel, "President Casino New Yorker" (formerly "Majestic Star"). In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations. The Company continues to pursue a New York City license but it is not known if the Company will be successful in receiving such a license.

  To utilize "President Casino New Yorker" while the Company pursues this license, in July 1998, the Company entered into an agreement to charter "President Casino New Yorker" until February 15, 1999 to an unrelated third party. The charter may be extended for three additional two-month periods with an initial charter fee of $400 per month and certain escalations during each of the extension periods.

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

  --"Admiral" Accident

  On April 4, 1998 several river barges broke free of their towboat and struck the Company's St. Louis casino, the "Admiral," resulting in the severing of several of the vessel's mooring lines and boarding ramps. The vessel sustained no hull or structural damage and minimal damage to its bow apron. There were no reports of serious injuries to the approximate 2,300 guests and employees aboard.

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. Based upon preliminary estimates, the Company spent approximately $2.7 million in the three-month period ended May 31, 1998, to repair the vessel, replace the boarding ramps and prepare the Admiral to reopen. Insurance proceeds from the Company's hull and business interruption coverages recorded in the three-month period ended May 31, 1998, were $3.9 million, including $1.4 million accrued as a receivable. Income from insurance proceeds in excess of the net book value of destroyed assets was $3.6 million and is reflected in the financial statements as "Retail and Other" revenue. The insurance deductibles relating to the hull and business interruption claims total $1.0 million. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner there can be no guarantee that the Company will be successful in recovering such costs.

  --New Operation

  On July 24, 1997, the Company, through a newly created subsidiary, President Broadwater Hotel, LLC ("PBLLC"), purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which was wholly-owned by John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. The property comprises approximately 260 acres and includes two hotels, a 138-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is currently the site of the Company's casino operations in Biloxi and had formerly been leased by the Company under a long-term lease agreement.

  The Company is currently developing a master plan for this real estate. The master plan includes the development of a full-scale luxury destination resort complex offering an array of entertainment attractions in addition to gaming and would include the demolition of the existing hotels. Management believes with its beachfront location and contiguous golf course, this is the best site for such a development in the rapidly growing Gulf Coast market. It is also uniquely qualified to be a multi-casino facility.

  --"President Casino New Yorker"

  The Company's is pursuing a gaming license for a "cruise to nowhere" operation in New York City utilizing its 308-foot deep-water vessel, "President Casino New Yorker" (formerly "Majestic Star"). In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations. The Company continues to pursue a New York City license but it is not known if the Company will be successful in receiving such a license.

  To utilize "President Casino New Yorker" while the Company pursues this license, in July 1998, the Company entered into an agreement to charter "President Casino New Yorker" until February 15, 1999 to an unrelated third party. The charter may be extended for three additional two-month periods with an initial charter fee of $0.4 million per month and certain escalations during each of the extension periods.

  --Competition

  Intensified competition for patrons continues to occur at each of the Company's three casino properties.

  Since gaming began in Biloxi in August 1992, steadily increasing competition along the Mississippi Gulf Coast, including New Orleans and elsewhere in Louisiana and Mississippi, has had an adverse effect on the results of operations in Biloxi. Several large hotel/casino complexes have been built in recent years and a new large project is under construction and is scheduled to open in early 1999. There are currently eleven casinos operating in this area and a twelfth is under construction.

  Within a 25-mile radius of the Quad Cities, the Company's Davenport operation competes with three other casino operations. New casinos, expansion and increased marketing by these competitors continues to escalate, resulting in increased promotional and marketing costs.

  Competition is intense in the St. Louis market area. There are presently five other casino companies operating in the market area and competing for local customers. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "Admiral" and the second 20 miles upriver in Alton, Illinois. There are three Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River, one in the City of St. Charles, Missouri and two in Maryland Heights, Missouri. The two casinos in Maryland Heights opened in March 1997.

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

Results of Operations

Three-Month Period Ended May 31, 1998 Compared to the
Three-Month Period Ended May 31, 1997

  The results of operations for fiscal years 1999 and 1998 include the gaming results for Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri, and of much lesser significance, the non-gaming operations for Davenport (The Blackhawk Hotel) and St. Louis (Gateway Riverboat Cruises). Beginning in July 1997, the results of operations include the results of the Broadwater Property, which was purchased July 1997.

  The following table highlights the results of the Company's operations.

                                              Three Months Ended May 31,
                                                     1998      1997
                                                    ------    ------
                                                     (in millions)

 Biloxi, Mississippi (including hotel)
    Operating revenues............................  $ 14.4    $ 10.8
    Income from operations........................  $  0.9    $  0.1
    EBITDA (a)....................................  $  1.6    $  0.9
    EBITDA margin.................................    11.1%      8.3%

 Davenport, Iowa (including hotel)
    Operating revenues............................  $ 21.4    $ 17.2
    Income from operations........................  $  3.6    $  1.4
    EBITDA (a)....................................  $  4.7    $  2.5
    EBITDA margin.................................    22.0%     14.5%

 St. Louis, Missouri Operations
    Operating revenues...........................   $ 16.2    $ 17.7
    Income (loss) from operations................   $ (0.6)   $  1.3
    EBITDA (a)...................................   $  0.7    $  2.6
    EBITDA margin................................      4.3%     14.7%

 Corporate Leasing Operations
    Operating revenues...........................   $  0.0    $  0.4
    Loss from operations.........................   $ (0.4)   $ (0.5)
    EBITDA (a)...................................   $ (0.1)   $  0.1
    EBITDA margin................................      n/a      25.0%

 Corporate Administrative and Development
    Loss from operations.........................   $ (3.9)   $ (1.8)
    EBITDA (a)...................................   $ (3.9)   $ (1.8)

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

  Operating revenues. The Company generated consolidated operating revenues of $52.0 million during the three-month period ended May 31, 1998 compared to $46.1 million during the three-month period ended May 31, 1997, an increase of $5.9 million or 12.8%.

  The Company's Davenport and Biloxi operations each experienced increases in revenue, partially offset by the Company's St. Louis operation which experienced a decrease as a result of being closed for 26 days during April 1998.

  The increase in revenues at the Company's Davenport operations resulted from the combination of the prior year's temporary suspension of operations for thirteen days during April 1997 due to flood conditions and the current year being positively impacted by a major convention in the Quad City area.

  The $3.6 million increase in revenue over the prior year in Biloxi resulted from a $0.9 million increase in casino revenues and a $2.7 million increase from the hotel operations acquired in July 1997.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) increased to $9.4 million during the three-month period ended May 31, 1998, from $3.7 million during the three-month period ended May 31, 1997, an increase of $5.7 million. The increase was primarily attributable to two factors: (i) the purchase of the Broadwater Property in July 1997, which contributed $2.6 million in revenue and (ii) the inclusion of $3.6 million in insurance proceeds in revenue for the three-month period ended May 31, 1998 compared to $0.5 million of business interruption proceeds related to flooding in St. Louis during the Summer of 1996, recognized in the three-month period ended May 31, 1997.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $25.6 million during the three-month period ended May 31, 1998, compared to $24.6 million during the three-month period ended May 31, 1997, an increase of $1.0 million or 4.1%. Gaming costs increased $2.4 million at the Davenport and Biloxi operations as a result of increased gaming revenues while St. Louis gaming costs decreased $1.4 million as a result of being closed for 26 days. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 60.2% during the three-month period ended May 31, 1998 from 58.0% during the three-month period ended May 31, 1997. The increase in gaming and gaming cruise costs as a percent of revenue is primarily attributable to fixed costs at the St. Louis operations continuing during the 26-day temporary suspension of operations.

  The Company's consolidated selling, general and administrative expenses were $15.4 million during the three-month period ended May 31, 1998, compared to $12.5 million for the three-month period ended May 31, 1997, an increase of $2.9 million or 18.8%. The St. Louis operations increase of $1.9 million was primarily due to the "Admiral" accident. The acquisition of the Broadwater Property in July 1997 contributed to $0.7 million of the increase. As a percentage of consolidated revenues, selling, general and administrative expenses increased to 29.6% during the three-month period ended May 31, 1998 from 27.0% during the three-month period ended May 31, 1997. The increase in selling, general and administrative expenses as a percent of revenue is primarily attributable to fixed costs at the St. Louis operations continuing during the 26-day temporary suspension of operations.

  Depreciation and amortization expenses were $3.5 million during the three-month period ended May 31, 1998, compared to $3.8 million during the three-month period ended May 31, 1997, a decrease of $0.3 million, or 7.9%. The decrease is primarily attributable to the removing a vessel from service during fiscal 1998.

  Development costs during the three-month period ended May 31, 1998 were $2.8 million compared to $0.9 million during the three-month period ended May 31, 1997, an increase of $1.9 million. The increase was primarily related to $2.1 million the Company incurred pursuing a gaming license in New York City.

  Operating income. As a result of the foregoing items, the Company had an operating loss of $0.5 million during the three-month period ended May 31, 1998, compared to operating income of $0.6 million during the three-month period ended May 31, 1997.

  Interest expense, net. The Company incurred net interest expense of $4.8 million during the three-month period ended May 31, 1998, compared to $3.4 million during the three-month period ended May 31, 1997, an increase of $1.4 million, or 41.2%. The increase is the result of $30.0 million debt secured by the Company in July 1997 in conjunction with the purchase of the Broadwater Property.

  Minority interest expense. The Company incurred $0.4 million minority interest expense for the three-month period ended May 31, 1998, with no such expense for the three-month period ended May 31, 1997. The increase is attributable to the acquisition of the Broadwater Property in July 1997.

  Net loss. The Company incurred a net loss of $5.7 million during the three-month period ended May 31, 1998, compared to a net loss of $2.9 million during the three-month period ended May 31, 1997.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $9.0 million of cash in order to fund daily operations. As of May 31, 1998, the Company had approximately $7.6 million in cash and short-term investments in excess of the required $9.0 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and fund capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned fiscal 1998 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company experienced a net cash decrease from investing activities of $1.0 million during the three-month period ended May 31, 1998 compared to a decrease of $1.6 million during the three-month period ended May 31, 1997.
The net cash decrease from investing activities during both periods resulted primarily from expenditures on property and equipment. During the three-month period ended May 31, 1998, the Company spent approximately $0.8 million, $1.0 million and $0.6 million at the Company's Biloxi, St. Louis and Davenport operations. Additionally, the Company spent $1.3 million in conjunction with pursuing a gaming license in New York City and preparing the "President Casino New Yorker" to be placed in service. The expenditures were partially offset by the maturity of $2.0 million in short-term investments.

  During both three-month periods ended May 31, 1998 and 1997, the Company made $0.1 million of principal payments.

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

Year 2000

  While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of the Company's suppliers, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: July 13, 1998                          /s/ James A. Zweifel
                                            -----------------------------
                                             James A. Zweifel
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.

  27 Financial Data Schedule for the three months ended May 31, 1998, as required under EDGAR.