Form 10-K/A
period 1998-02-28
PRESIDENT CASINOS INC
filed 1998-07-29
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A

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

      Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.06 par value
                     Preferred Stock Purchase Rights
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. /X/
      As of May 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,312,172.*
  As of May 27, 1998, the number of shares outstanding of the Registrant's Common Stock was approximately 5,032,926.
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.
                    DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its annual meeting of stockholders scheduled to be held August 19, 1998.

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

    Date:   July 29, 1998

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

   10.16.2 Second Amendment to Lease Agreement effective June 19, 1992, amending the "Admiral" Lease. (1)
   10.17 Promissory Note (Vessel-Term) dated July 8, 1992, from The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") to Caterpillar. (3)
   10.17.1 Loan Agreement dated July 31, 1992, between President Mississippi and Caterpillar. (1)
   10.17.2 Preferred Fleet Mortgage dated July 8, 1992, between President Mississippi and Caterpillar. (1)
   10.18    Form of Indemnification Agreement for Directors and Officers. (1)
   10.19    Letter Agreement dated as of March 1, 1992, between Mr.
            Connelly, Della III, Inc. and Mr. Ellers. (2)
   10.20 Agreement among the Company, Mr. Connelly, Mr. Ellers, TCG, Della III, Inc. and Klehr, Harrison, Harvey, Branzburg & Ellers. (3)
   10.21 General Partnership Agreement of President R.C.-St. Regis Management Company dated as of August 9, 1993. (4)
   10.21.1 Management Agreement dated October 26, 1993, between The St. Regis Mohawk Tribe and President R.C.-St. Regis Management Company ("President R.C.-St. Regis"). (4)
   10.21.2 Amended and Restated Management Agreement between the St. Regis Mohawk Tribe and President R.C.-St. Regis. (7)
   10.21.3 Second Amended and Restated Management Agreement dated December 1, 1995, between The St. Regis Mohawk Tribe and President R.C.-St. Regis. (11)
   10.21.4 Third Amended and Restated Management Agreement dated April 18, 1996, by and between the St. Regis Mohawk Tribe and President R.C.-St. Regis. (13)
   10.21.5 Agreement for Purchase of Partnership Interest dated September 24, 1997, by and among Massena Management Corp., Gary A. Melius, Native American Management Corp., PRC-St. Regis, Inc. and Naussau County Native American, Inc.
   10.21.6 Agreement dated September 24, 1997, by and among Massena Management LLC, Native American Management Corp., Gary A. Melius, PRC-St. Regis, Inc. and Massena Management Corp.
   10.22 Lease Agreement, dated as of December 14, 1993, by and between Liberty Landing Associates ("Liberty Landing") and President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia").
            (4)
   10.22.1 First Amendment to Lease Agreement, dated July 31, 1996, by and between President Philadelphia and Liberty Landing. (15)
   10.22.2 Second Amendment to Lease Agreement, dated July 31, 1996, by and between Liberty Landing and President Philadelphia. (15)
   10.22.3 Modification to First Amendment to Lease Agreement, dated September 12, 1997, by and between Liberty Landing and President Philadelphia. (19)
   10.22.4 Assignment, dated as of December 14, 1993, pursuant to which Liberty Landing assigns, transfers and sets over unto President Philadelphia all of the rights, title and interest of Liberty Landing in, to and under that certain Master Agreement to Lease, dated September 25, 1989, by and between Philadelphia Port Corporation and Liberty Landing, as amended. (4)

   10.22.5 Letter Agreement dated May 7, 1996, by and between President Philadelphia, Liberty Landing, The Sheet Metal Workers' International Association Local Union #19, Delaware Avenue Development Corp. and Delaware-Washington Corp. (13)
   10.23 Option Agreement dated July 31, 1996, by and between Liberty Landing and President Philadelphia. (15)
   10.23.1 Modification to Option Agreement dated December 12, 1996, by and between Liberty Landing and President Philadelphia. (16)
   10.23.2  Second Modification to Option Agreement, dated September 12,
            1997, by and between Liberty Landing and President Philadelphia
            (19)
   10.23.3  First Amendment to Corporate Guaranty dated July 31, 1996, by
            The Company. (15)
   10.24 Charter Agreement dated February 17, 1995, by and between American Gaming & Entertainment, Ltd. ("AGE") and the President Mississippi Charter Corporation ("Charter Corp."). (8)
   10.24.1 Subcharter Agreement dated February 17, 1995, by and between Charter Corp. and President Mississippi. (8)
   10.24.2 Collateral Assignment Agreement dated February 17, 1995, by Charter Corp. to AGE. (8)
   10.25 Employment Agreement dated March 13, 1995, by and between the Company and John S. Aylsworth. (9)
   10.25.1 Option Agreement dated March 13, 1995, by and between John S. Aylsworth and the Company. (12)
   10.26 Promissory Note dated February 17, 1995, from BH Acquisition Corp. ("BH") to PRC Management, Inc. ("PRC Management"). (12)
   10.26.1 Surety Agreement dated February 13, 1995, between John E. Connelly and PRC Management. (12)
   10.26.2 Amended and Restated Promissory Note dated February 15, 1996, from BH to PRC Management. (13)
   10.26.3 Promissory Note dated February 15, 1996, from BH to PRC Management. (13)
   10.26.4 Amended and Restated Surety Agreement dated February 15, 1996, between John E. Connelly and PRC Management. (13)
   10.26.5 Collateral Pledge Agreement dated February 15, 1996, between Connelly Hotel Associates, Inc. and PRC Management. (13)
   10.27 Charter Agreement dated October 27, 1994, by and between President Riverboat Casino-New York, Inc. ("President New York") and Missouri Gaming Company. (12)
   10.28 Charter Agreement dated August 17, 1995, by and among New Yorker Acquisition Corporation, Barden-Davis Casino, LLC and the
            Company. (11)
   10.29 Charter Agreement dated August 18, 1995, by and between President New York and Greater Dubuque Riverboat Entertainment Company, L.C. ("GDRE"). (11)
   10.29.1 Amendment to Charter Agreement dated August 18, 1995, by and between President New York and GDRE. (11)
   10.29.2 Asset Acquisition Agreement dated July 30, 1996, by and between President New York and GDRE. (15)
   10.30 Employment Agreement dated November 1, 1995, by and between the Company and James A. Zweifel. (11)

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

(6) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1994 filed July 14, 1994.
(8) Incorporated by reference from the Company's Report on Form 8-K dated February 7, 1995.
(9) Incorporated by reference from the Company's Report on Form 8-K dated March 16, 1995.
(10) Incorporated by reference from the Company's Report on Form 8-K dated July 10, 1995.
(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995 filed January 12, 1996.
(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1995 filed on May 30, 1995.
(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1996 filed on May 30, 1996.
(14) Incorporated by reference from the Company's Report on Form 8-K dated July 30, 1996.
(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1996 filed October 15, 1996.
(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996 filed January 14, 1997.
(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1997 filed on May 30, 1997.
(18) Incorporated by reference from the Company's Report on Form 8-K dated July 24, 1997.
(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(20) Incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.
(21) Incorporated by reference from the Company's Registration Statement on Form S-8 dated January 8, 1998.
(22) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
 *   Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.
                                     7