Form 10-Q
period 1998-08-31
PRESIDENT CASINOS INC
filed 1998-10-15
CIK 888507

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

                For the quarterly period ended August 31, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,032,940 shares outstanding as of October 14, 1998.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                    Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 28, 1998.............................1

    Condensed Consolidated Statements of Operations
      and Loss Per Share Information (Unaudited)for the
      Three and Six Months Ended August 31, 1998 and 1997...............2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 1998 and 1997.................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)....4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................7

Part II.  Other Information

  Item 1.  Legal Proceedings...........................................18

  Item 2.  Changes in Securities.......................................18

  Item 3.  Defaults Upon Senior Securities.............................18

  Item 4.  Submission of Matters to a Vote of Security Holders.........19

  Item 5.  Other Information...........................................19

  Item 6.  Exhibits and Reports on Form 8-K............................19

Signature..............................................................20

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                          Aug. 31,   Feb. 28,
                                                          1998       1998
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 21,283   $ 19,278
  Restricted cash................................          3,360      4,354
  Short-term investments.........................            275      2,622
  Accounts receivable, net of allowance for
    doubtful accounts of $375 and $369...........          1,394      1,664
  Other current assets...........................          5,221      5,908
                                                        ---------  ---------
      Total current assets.......................         31,533     33,826
Property and equipment, net of accumulated
  depreciation of $59,874 and $53,495............        147,578    149,066
Other assets.....................................          3,743      4,364
                                                        ---------  ---------
                                                        $182,854   $187,256
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...........       $  1,889   $  1,895
  Other current liabilities......................         30,475     29,615
                                                        ---------  ---------
      Total current liabilities..................         32,364     31,510
Long-term liabilities:
  Long-term debt, net of current maturities......        134,734    134,784
  Accrued loan fee...............................          2,413      1,300
                                                        ---------  ---------
      Total long-term liabilities................        137,147    136,084
                                                        ---------  ---------
      Total liabilities..........................        169,511    167,594
                                                        ---------  ---------
Minority interest................................         11,748     10,978
Commitments and contingencies....................            --         --
Stockholders' equity:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 5,033 shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................       (100,436)   (93,347)
                                                        ---------  ---------
      Total stockholders' equity.................          1,595      8,684
                                                        ---------  ---------
                                                        $182,854   $187,256
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PRESIDENT CASINOS, INC.             AND LOSS PER SHARE INFORMATION (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)         Three Months          Six Months
                                         Ended Aug. 31,       Ended Aug. 31,
                                         1998      1997       1998      1997
                                        ------    ------     ------    ------
OPERATING REVENUES:
 Gaming and gaming cruise............ $ 46,594  $ 44,146   $ 89,168  $ 86,608
 Food and beverage...................    6,107     5,513     11,588    10,412
 Hotel...............................    2,379     1,199      4,602     1,551
 Retail and other....................    2,344     1,603      7,377     3,181
 Less promotional allowances.........   (3,776)   (3,465)    (7,064)   (6,624)
                                      --------- ---------  --------- ---------
  Net operating revenues.............   53,648    48,996    105,671    95,128
                                      --------- ---------  --------- ---------
OPERATING COSTS AND EXPENSES:
 Gaming and gaming cruise............   25,985    25,749     51,604    50,389
 Food and beverage...................    3,937     3,610      7,735     6,909
 Hotel...............................      772       384      1,467       529
 Retail and other....................      740       568      1,447       978
 Selling, general and administrative.   13,616    12,355     29,018    24,806
 Depreciation and amortization.......    3,508     3,669      7,028     7,423
 (Gain)/loss on sale of assets, net..       39      (481)        72      (470)
 Development.........................    1,172       327      3,949     1,197
                                      --------- ---------  --------- ---------
  Total operating costs and expenses.   49,769    46,181    102,320    91,761
                                      --------- ---------  --------- ---------
OPERATING INCOME ....................    3,879     2,815      3,351     3,367
                                      --------- ---------  --------- ---------
OTHER INCOME (EXPENSE):
 Interest income.....................      174       228        333       558
 Interest expense....................   (5,022)   (4,229)   (10,004)   (7,912)
                                      --------- ---------  --------- ---------
  Total other income (expense).......   (4,848)   (3,941)    (9,671)   (7,354)
                                      --------- ---------  --------- ---------
LOSS BEFORE MINORITY INTEREST........     (969)   (1,126)    (6,320)   (3,987)
Minority interest....................      400       222        769       240
                                      --------- ---------  --------- ---------
NET LOSS............................. $ (1,369) $ (1,348)  $ (7,089) $ (4,227)
                                      ========= =========  ========= =========
Basic and diluted net loss per share. $  (0.27) $  (0.27)  $  (1.41) $  (0.84)
                                      ========= =========  ========= =========
Weighted average common and dilutive
 potential shares outstanding........    5,033     5,033      5,033     5,033
                                        =======   =======    =======   =======

See Notes to Condensed Consolidated Financial Statements.

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Six Months Ended Aug. 31,
                                                         1998        1997
                                                        ------      ------

Net cash provided by operating activities.........    $  4,509    $  7,012
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........      (5,718)    (31,648)
  Change in restricted cash.......................         994      (5,168)
  Proceeds from sales of property and equipment...          84         996
  Maturity of short-term investments..............       2,346         --
  Other...........................................         --          (59)
                                                      ---------   ---------
   Net cash used in investing activities..........      (2,294)    (35,879)
                                                      ---------   ---------
Cash flows from financing activities:
  Proceeds from notes payable.....................         --       30,000
  Proceeds from a capital lease refund............         --          108
  Repayment of notes payable......................        (200)       (200)
  Payments on capital lease obligations...........         (10)        --
                                                      ---------   ---------
      Net cash provided by (used in)
        financing activities......................        (210)     29,908
                                                      ---------   ---------
Net increase in cash and cash equivalents.........       2,005       1,041
Cash and cash equivalents at beginning of period..      19,278      25,115
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 21,283    $ 26,156
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $  8,270    $  6,826
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Issuance of Class B Unit of L.L.C...............    $    --     $ 10,000
                                                      =========   =========
  Related party notes and interest thereon applied
    against the purchase of Broadwater Property...    $    --     $  2,016
                                                      =========   =========
  Assets acquired under capital leases............    $    --     $    156
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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The condensed consolidated financial statements include the accounts and operations of President Casinos, Inc. ("PCI"), its wholly-owned subsidiaries and a 95% owned limited partnership (collectively, the "Company"). The Company develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts gaming operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri. The Davenport operations are managed by a wholly owned subsidiary which is the general partner of the 95% Company-owned operating partnership ("TCG"). The Company also operates two non-gaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. All material intercompany accounts and transactions have been eliminated.

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

2.  DEVELOPMENT

  The Company is pursuing a gaming license for a "cruise to nowhere" operation in New York City utilizing its 308-foot deep-water vessel, "President Casino New Yorker." In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations. The Company continues to pursue a New York City license but it is not known if the Company will be successful in receiving such a license.

  To utilize "President Casino New Yorker" while the Company pursues this license, in July 1998, the Company entered into an agreement to charter "President Casino New Yorker" until February 1999 to an unrelated third party. The charter may be extended for three additional two-month periods. The initial charter fee is set at $400 per month with certain escalations to occur during each of the extension periods.

3.  INSURANCE PROCEEDS

  On April 4, 1998, several river barges broke free of their towboat and struck the Company's St. Louis casino, the "Admiral," resulting in the severing of several of the vessel's mooring lines and boarding ramps. The vessel sustained no hull or structural damage and minimal damage to its bow
apron.   There were no reports of serious injuries to the approximate 2,300 guests and employees aboard.

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company spent approximately $2,714 in the six-month period ended August 31, 1998, to repair the vessel, replace the boarding ramps and prepare the "Admiral" to reopen. Insurance proceeds from the Company's hull and business interruption coverages recorded in the six-month period ended August 31, 1998, were $3,900. Income from insurance proceeds in excess of the net book value of destroyed assets was $3,616 and is reflected in the financial statements as "Retail and Other" revenue. The insurance deductibles relating to the hull and business interruption claims total $1,020. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner, there can be no guarantee that the Company will be successful in recovering such costs.

4.  COMMITMENTS AND CONTINGENT LIABILITIES

  --Litigation

  A shareholder derivative suit captioned Mizel v. John E. Connelly et. al. was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort and Broadwater Towers and a related golf course, from an entity wholly-owned by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, the award of damages to the Company and attorneys fees and costs. The case is in the preliminary stages and no responsive pleadings have yet been filed. Based on its preliminary evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously.

  On April 11, 1997, an action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGEL"). AGEL is the subject of bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of Mississippi, (the "Bankruptcy Court") and is the owner of the "Biloxi Barge" which is utilized in connection with the Company's Biloxi operations pursuant to the Initial Charter Agreement between AGEL and Charter Corp. The action filed by AGEL alleges that the President Riverboat Casino-Mississippi, Inc. and President Mississippi Charter Corp. ("Charter Corp."), a wholly-owned subsidiary of the company, have not complied with their respective obligations under the Initial Charter Agreement. The Company believes that AGEL breached its obligations under the Initial Charter Agreement and, in connection therewith, withheld a portion of the charter payments due to AGEL under the Initial Charter Agreement. In October of 1997, Charter Corp. and other entities claiming ownership interest in the "Biloxi Barge" entered into an agreement in writing (the "Term Sheet") that stated, among other things, the following: (a) that AGEL and Charter Corp. would dismiss all litigation between them; (b) that Charter Corp. would make a lump sum payment of $1,525 in satisfaction of AGEL's claims for unpaid rent under the Initial Charter Agreement; and (c) that AGEL and Charter Corp. would amend the Initial Charter Agreement to reduce Charter Corp.'s monthly rental to $215 (the "Revised Charter Agreement"), effective December 1, 1997. The Term Sheet provides that the foregoing will occur within ten days after the Bankruptcy Court's approval of the Term Sheet becomes final (the "Closing Date"). Thus, Charter Corp. and AGEL agreed that Charter Corp.'s payments would begin to accrue again on December 1, 1997 at a monthly rate of $215 and that Charter Corp. would not have to make the rental payments until the Closing Date. On January 9, 1998, the Term Sheet was approved by the Bankruptcy Court and became final on September 26, 1998, but the Closing Date has not yet occurred. The Company is accounting for this transaction in accordance with the Term Sheet. AGEL and other parties have brought a motion to be considered by the Court on October 15, 1998 to compel the Company to pay all amounts due under the Term Sheet, even though the other parties to the Term Sheet have not complied with their obligations thereunder. These parties have demanded that the Company make an immediate cash payment of $3,900. The Company intends to vigorously oppose this motion until such time as the Closing Date occurs.

  In addition, in the above proceeding, an action captioned "International Game Technology v. President Casinos, Inc., President Mississippi Charter Corporation, President Riverboat Casino-Mississippi, Inc and President Riverboat Casinos, Inc." was filed in the Circuit Court of Harrison County, Mississippi, Second Judicial District, by International Game Technology ("IGT"). The action was removed to the United States District Court, Southern District of Mississippi, Biloxi Division, on March 11, 1998, and was subsequently referred to the United States Bankruptcy Court for the Southern District of Mississippi where it is captioned "In re AmGam Associates, a Mississippi General Partnership," Chapter 11 Reorganization Case No.

95-07864-SEG, Adversary Proceeding 98-05095. This action alleges that certain subsidiaries of the Company assumed certain obligations of the owner of the "Biloxi Barge" to IGT. IGT prays for damages of $3,306, plus late fees and attorneys' fees under the terms of what is alleged to be the assumption agreement. The Company vigorously denies that it or any subsidiary has assumed any obligations to IGT, and the Company has filed a Motion to Dismiss or in the alternative for Summary Judgment on this action on the basis that IGT's claim is time-barred and subject to the principles of res judicata. At this time, however, the outcome of this litigation cannot be determined.

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

  --Other

  The Company has received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that it does not meet the applicable listing requirements and that the Company's Common Stock is therefore subject to delisting because the Company's net tangible assets no longer meet the applicable requirement for listing. The Company has contested the delisting of its securities in accordance with Nasdaq's procedures. Although Nasdaq has the discretion to grant exceptions to the listing requirements, there is no assurance that it will do so in the Company's case. The Company anticipates that, if its Common Stock is delisted from Nasdaq, it will be quoted on the OTC Bulletin Board. However, delisting of the Company's Common Stock from Nasdaq could have an adverse effect on the liquidity of the Common Stock and on the Company's ability to raise future capital. The decision by Nasdaq will have no effect on the Company's day-to-day business operations.

5.  SUBSEQUENT EVENT

  The Company temporarily suspended its Biloxi gaming operations on September 25, 1998 due to Hurricane Georges. The casino was reopened on October 1, 1998. The hurricane caused wind and water damage to the Company's Biloxi casino and hotel. The Company maintains property, liability and business interruption insurance to minimize the financial impact from the damage of the hurricane.

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

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company spent approximately $2.7 million during the six-month period ended August 31, 1998, to repair the vessel, replace the boarding ramps and prepare the "Admiral" to reopen. Insurance proceeds from the Company's hull and business interruption coverages recorded in the six-month period ended August 31, 1998, were $3.9 million. Income from insurance proceeds in excess of the net book value of destroyed assets was $3.6 million and is reflected in the financial statements as "Retail and Other" revenue. The insurance deductibles relating to the hull and business interruption claims total $1.0 million. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner there can be no guarantee that the Company will be successful in recovering such costs.

  --New Operation

  On July 24, 1997, the Company, through a newly created subsidiary, President Broadwater Hotel, LLC ("PBLLC"), purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which was wholly-owned by John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. The property comprises approximately 260 acres and includes two hotels, a 138-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is currently the site of the Company's casino operations in Biloxi and had formerly been leased by the Company under a long-term lease agreement. The acquisition of the Broadwater Property has enabled the Company, on a consolidated basis, to eliminate the $2.8 million annual payments required under the former long-term lease agreement.

  The Company is currently developing a master plan for this real estate. The master plan includes the development of a full-scale luxury destination resort complex offering an array of entertainment attractions in addition to gaming and would include the demolition of the existing hotels. Management believes with its beachfront location and contiguous golf course, this is the best site for such a development in the rapidly growing Gulf Coast market. It is also uniquely qualified to be a multi-casino complex.

  --"President Casino New Yorker"

  The Company is pursuing a gaming license for a "cruise to nowhere" operation in New York City utilizing its 308-foot deep-water vessel,"President Casino New Yorker" (formerly "Majestic Star"). In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations. The Company continues to pursue a New York City license but there is no assurance that the Company will be successful in receiving such a license.

  To utilize "President Casino New Yorker" while the Company pursues this license, in July 1998, the Company entered into an agreement to charter "President Casino New Yorker" until February 1999 to an unrelated third party. The charter may be extended for three additional two-month periods. The initial charter fee is set at $0.4 million per month with certain escalations to occur during each of the extension periods.

  --Competition

  Intensified competition for patrons continues to occur at each of the Company's three casino properties.

  Since gaming began in Biloxi in August 1992, steadily increasing competition along the Mississippi Gulf Coast, including New Orleans and elsewhere in Louisiana and Mississippi, has had an adverse effect on the results of operations in Biloxi. Several large hotel/casino complexes have been built in recent years and a new large project is under construction and is scheduled to open in early 1999. There are currently eleven casinos operating in this market area and a twelfth is under construction.

  Within a 25-mile radius of the Quad Cities, the Company's Davenport operation competes with three other casino operations. Expansion and increased marketing by these competitors continues to escalate, resulting in increased promotional and marketing costs.

  Competition is intense in the St. Louis market area. There are presently five other casino companies operating in the market area. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "Admiral" and the second 20 miles upriver. There are three other Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. The Davenport casino operations were temporarily suspended for thirteen days during April 1997, as a result of flooding on the Mississippi River and operations at the Company's Biloxi casino were temporarily suspended from September 25, 1998 to October 1, 1998 due to Hurricane Georges. Although the Company was not forced to suspend its St. Louis operations during either of the six-month periods ended August 31, 1998 or 1997 as a direct result of flood conditions, high waters caused reduced parking and a general public perception of diminished access to the casino which combined to negatively impact revenue during the period.

Results of Operations

  The results of operations for fiscal years 1999 and 1998 include the gaming results for Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri, and of much lesser significance, the non-gaming operations for Davenport (The Blackhawk Hotel) and St. Louis (Gateway Riverboat Cruises). Beginning in July 1997, the results of operations in Biloxi include the results of the Broadwater Property.

  The following table highlights the results of the Company's operations.

                                       Three Months Ended    Six Months Ended
                                           August 31,           August 31,
                                         1998      1997       1998      1997
                                        ------    ------     ------    ------
                                                    (in millions)

 Biloxi, Mississippi Operations
  (including hotels)
    Operating revenues................. $ 15.6    $ 11.5     $ 30.0    $ 22.3
    Income (loss) from operations...... $  2.0    $ (0.4)    $  2.9    $ (0.3)
    EBITDA (a)......................... $  2.6    $  0.4     $  4.2    $  1.3
    EBITDA margin......................   16.7%      3.5%      14.0%      5.8%

 Davenport, Iowa Operations
  (including hotel)
    Operating revenues................. $ 20.5    $ 19.6     $ 41.9    $ 36.8
    Income from operations............. $  3.9    $  3.4     $  7.5    $  4.8
    EBITDA (a)......................... $  5.1    $  4.6     $  9.8    $  7.0
    EBITDA margin......................   24.9%     23.5%      23.4%     19.0%

 St. Louis, Missouri Operations
    Operating revenues................. $ 16.8    $ 17.5     $ 33.0    $ 35.2
    Income from operations............. $  0.8    $  1.0     $  0.1    $  2.3
    EBITDA (a)......................... $  2.1    $  2.3     $  2.8    $  4.9
    EBITDA margin......................   12.5%     13.1%       8.5%     13.9%

 Corporate Leasing Operations
    Operating revenues................. $  0.7    $  0.4     $  0.7    $  0.8
    Income (loss) from operations...... $ (0.2)   $  0.4     $ (0.6)   $ (0.1)
    EBITDA (a)......................... $  0.2    $  0.7     $  0.1    $  0.8
    EBITDA margin......................   28.6%      n/a*      14.3%      n/a*

 Corporate Administrative and
  Development
    Loss from operations............... $ (2.6)   $ (1.5)    $ (6.5)   $ (3.3)
    EBITDA (a)......................... $ (2.6)   $ (1.5)    $ (6.5)   $ (3.2)

(a) "EBITDA" consists of earnings from operations before interest, income taxes, depreciation and amortization. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial position. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial depreciation and amortization.

*Not meaningful as a result of gains on the sales of property and equipment.

Three-Month Period Ended August 31, 1998 Compared to the
Three-Month Period Ended August 31, 1997

  Operating revenues. The Company generated consolidated operating revenues of $53.6 million during the three-month period ended August 31, 1998 compared to $49.0 million during the three-month period ended August 31, 1997, an increase of $4.5 million or 9.2%.

  The Company's Davenport and Biloxi operations each experienced increases in revenue, partially offset by the Company's St. Louis operation which experienced a decrease. The increase in Davenport's revenue is primarily the result of growth in total market revenue over the comparable three-month period ended August 31, 1997. The $4.1 million increase in Biloxi's revenue primarily is the result of two factors: i) the growth in both the Gulf Coast market revenue as a whole and the Company's market share over the comparable three-month period ended August 31, 1997, resulting in approximately a $2.6 million increase; and ii) the inclusion of a full three months of operating revenue for the Broadwater Property for the period ended August 31, 1998, compared to approximately five weeks of revenue for the comparable three-month period ended August 31, 1997, resulting in approximately a $1.5 million increase.

  Management believes that the primary reason for the decrease in St. Louis's operating revenue is that the Company has yet to recapture its market share after the 26-day suspension of operations during the first quarter.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) increased to $7.1 million during the three-month period ended August 31, 1998, from $4.9 million during the three-month period ended August 31, 1997, an increase of $2.2 million. The increase was primarily attributable to two factors: (i) the purchase of the Broadwater Property in July 1997, which contributed an increase of approximately $1.5 million in revenue; and (ii) an increase in charter revenue as a result of a new charter agreement which contributed $0.4 million to the increase.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $26.0 million during the three-month period ended August 31, 1998, compared to $25.8 million during the three-month period ended August 31, 1997, an increase of $0.2 million. As a percentage of gaming revenues, gaming and gaming cruise costs decreased to 55.8% during the three-month period ended August 31, 1998 from 58.3% during the three-month period ended August 31, 1997. The decrease as a percent of revenue is primarily attributable to the operating efficiencies experienced in Biloxi.

  The Company's consolidated selling, general and administrative expenses were $13.6 million during the three-month period ended August 31, 1998, compared to $12.4 million for the three-month period ended August 31, 1997, an increase of $1.2 million or 9.7%. The acquisition of the Broadwater Property in July 1997 contributed to $0.9 million of the increase. As a percentage of consolidated revenues, selling, general and administrative expenses increased to 25.4% during the three-month period ended August 31, 1998 from 25.3% during the three-month period ended August 31, 1997.

  Depreciation and amortization expenses were $3.5 million during the three-month period ended August 31, 1998, compared to $3.7 million during the three-month period ended August 31, 1997, a decrease of $0.2 million, or 5.4%.

  Development costs during the three-month period ended August 31, 1998 were $1.2 million compared to $0.3 million during the three-month period ended August 31, 1997, an increase of $0.9 million. The increase was primarily related to $0.5 million the Company incurred pursuing a gaming license in New York City, and an increase of $0.4 million related to the amortization of the Company's investment in the Philadelphia lease option.

  Operating income/loss. As a result of the foregoing items, the Company had operating income of $3.9 million during the three-month period ended August 31, 1998, compared to $2.8 million during the three-month period ended August 31, 1997.

  The improvement in both Biloxi's and Davenport's operating incomes were the result of improved revenues, while management believes that the decrease in St. Louis's operating income was the result of decreased revenues attributable to its not recapturing its market after the April accident. Expenses related to maintenance of the "President Casino New Yorker" and preparing the vessel for a new charter, combined with the prior year's $0.5 million gain on the sale of unutilized barges, account for the decrease in operating income for Corporate Leasing operations. The Company's Development and Corporate Administration expenses increased primarily because of the pursuit of a gaming license in New York, which offset the overall increase in operating income of the operating subsidiaries.

  Interest expense, net. The Company incurred net interest expense of $4.8 million during the three-month period ended August 31, 1998, compared to $3.9 million during the three-month period ended August 31, 1997, an increase of $0.9 million, or 23.1%. The increase is the result of the incurrence by the Company of $30.0 million debt in July 1997 in conjunction with the purchase of the Broadwater Property.

  Minority interest expense. The Company incurred $0.4 million minority interest expense for the three-month period ended August 31, 1998, compared to $0.2 million for the three-month period ended August 31, 1997. The increase is attributable to the acquisition of the Broadwater Property in July 1997.

  Net loss. The Company incurred a net loss of $1.4 million during the three-month period ended August 31, 1998, compared to a net loss of $1.3 million during the three-month period ended August 31, 1997.

Six-Month Period Ended August 31, 1998 Compared to the
Six-Month Period Ended August 31, 1997

  Operating revenues. The Company generated consolidated operating revenues of $105.7 million during the six-month period ended August 31, 1998 compared to $95.2 million during the six-month period ended August 31, 1997, an increase of $10.5 million or 11.0%.

  The Company's Davenport and Biloxi operations each experienced increases in revenue, offset by the Company's St. Louis operation which experienced a decrease primarily as a result of being closed for 26 days during April 1998.

  The increase in revenues at the Company's Davenport operations resulted from the combination of the prior year's temporary suspension of operations for thirteen days during April 1997 due to flood conditions and the current year being positively impacted by a major convention in the Quad City area.

  The $7.7 million increase in revenues over the prior year in Biloxi resulted from a $3.6 million increase in casino revenues and a $4.1 million increase from the hotel operations acquired in July 1997. The increase in casino revenues is primarily the result of both the growth in both the Gulf Coast market revenue as a whole and the Company's market share over the comparable six-month period ended August 31, 1997.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) increased to $16.5 million during the six-month period ended August 31, 1998, from $8.6 million during the six-month period ended August 31, 1997, an increase of $7.9 million. The increase was primarily attributable to two factors: (i) the purchase of the Broadwater Property in July 1997, which contributed an increase of $4.1 million in revenue; and (ii) the inclusion of $3.6 million in insurance proceeds in revenue for the six-month period ended August 31, 1998 compared to $0.5 million of business interruption proceeds related to flooding in St. Louis during the Summer of 1996, recognized in the six-month period ended August 31, 1997.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $51.6 million during the six-month period ended August 31, 1998, compared to $50.4 million during the six-month period ended August 31, 1997, an increase of $1.2 million or 2.4%. Gaming costs increased $2.9 million at the Davenport and Biloxi operations as a result of increased gaming revenues while St. Louis gaming costs decreased $1.7 million as a result of being closed for 26 days. As a percentage of gaming revenues, gaming and gaming cruise costs decreased to 57.9% during the six-month period ended August 31, 1998, from 58.2% during the six-month period ended August 31, 1997. The decrease in gaming and gaming cruise costs as a percent of revenue is primarily attributable to the fixed components of Biloxi's and Davenport's gaming and gaming cruise costs during a period of increased revenue offset by the ongoing fixed components of St. Louis gaming costs incurred during the 26-day period the casino was closed.

  The Company's consolidated selling, general and administrative expenses were $29.0 million during the six-month period ended August 31, 1998, compared to $24.8 million for the six-month period ended August 31, 1997, an increase of $4.2 million or 16.9%. The St. Louis operations increase of $2.5 million was primarily due to the "Admiral" accident. The acquisition of the Broadwater Property in July 1997 contributed to $2.3 million of the increase. As a percentage of consolidated revenues, selling, general and administrative expenses increased to 27.5% during the six-month period ended August 31, 1998 from 26.1% during the six-month period ended August 31, 1997. The increase in selling, general and administrative expenses as a percent of revenue is primarily attributable to fixed costs at the St. Louis operations continuing during the 26-day temporary suspension of operations in April 1998 and a one-time savings of $0.7 million related to a favorable tax assessment judgment recorded during the six-month period ended August 31, 1997.

  Depreciation and amortization expenses were $7.0 million during the six-month period ended August 31, 1998, compared to $7.4 million during the six-month period ended August 31, 1997, a decrease of $0.4 million, or 5.4%. The decrease is primarily attributable to the removal of a vessel from service during fiscal 1998.

  Development costs during the six-month period ended August 31, 1998 were $3.9 million compared to $1.2 million during the six-month period ended August 31, 1997, an increase of $2.7 million. The increase was primarily related to $2.5 million the Company incurred pursuing a gaming license in New York City.

  Operating income. As a result of the foregoing items, the Company had operating income of $3.4 million during both six-month periods ended August 31, 1998 and 1997.

  The improvement in both Biloxi's and Davenport's operating incomes were the result of improved revenues, while decrease in St. Louis's operating income was the result of decreased revenues attributable to its not recapturing its market after the April accident. Expenses related to maintenance of "President Casino New Yorker" and preparing the vessel for charter, combined with the prior year's $0.5 million gain on the sale of unutilized barges, account for the decrease in operating income for corporate leasing operations. The Company's development and corporate administration expenses increased primarily because of the pursuit of a new gaming license, which offset the overall increase in operating income of the operating subsidiaries.

  Interest expense, net. The Company incurred net interest expense of $9.7 million during the six-month period ended August 31, 1998, compared to $7.4 million during the six-month period ended August 31, 1997, an increase of $2.3 million, or 31.1%. The increase is the result of $30.0 million debt secured by the Company in July 1997 in conjunction with the purchase of the Broadwater Property.

  Minority interest expense. The Company incurred $0.8 million minority interest expense for the six-month period ended August 31, 1998, compared to $0.2 million for the six-month period ended August 31, 1997. The increase is attributable to the acquisition of the Broadwater Property in July 1997.

  Net loss. The Company incurred a net loss of $7.1 million during the six-month period ended August 31, 1998, compared to a net loss of $4.2 million during the six-month period ended August 31, 1997.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $7.0 million of cash in order to fund daily operations. As of August 31, 1998, the Company had approximately $14.6 million in non-restricted cash and short-term investments in excess of the required $7.0 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and fund capital expenditures. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned fiscal 1998 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company experienced a net cash decrease from investing activities of $2.3 million during the six-month period ended August 31, 1998 compared to a decrease of $35.9 million during the six-month period ended August 31, 1997. The net cash decrease from investing activities during both periods resulted primarily from expenditures on property and equipment. During the six-month period ended August 31, 1998, the Company spent approximately $1.5 million, $1.5 million and $0.9 million at the Company's Biloxi, St. Louis and Davenport operations, respectively. Additionally, the Company spent $1.0 million on improvements to the "President Casino New Yorker" and spent $0.7 million in conjunction with the potential development of the Broadwater Property into a multi-casino destination resort. The expenditures were partially offset by the maturity of $2.3 million in short-term investments. During the six-month period ended August 31, 1997, the Company spent $33.7 million primarily on the acquisition of the Broadwater Property, offset by the receipt of $1.0 million of proceeds primarily from the sale of two vessels that the Company did not intend to use in future operations.

  During both six-month periods ended August 31, 1998 and 1997, the Company made $0.2 million of principal payments.

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

  --Nasdaq

  The Company has received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that it does not meet the applicable listing requirements and that the Company's Common Stock is therefore subject to delisting because the Company's net tangible assets no longer meet the applicable requirement for listing. The Company has contested the delisting of its securities in accordance with Nasdaq's procedures. Although Nasdaq has the discretion to grant exceptions to the listing requirements, there is no assurance that it will do so in the Company's case. The Company anticipates that, if its Common Stock is delisted from Nasdaq, it will be quoted on the OTC Bulletin Board. However, delisting of the Company's Common Stock from Nasdaq could have an adverse effect on the liquidity of the Common Stock and on the Company's ability to raise future capital. The decision by Nasdaq will have no effect on the Company's day-to-day business operations.

  --Year 2000

  The Company has determined that it will need to modify or replace various portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. As the Company is dependent on third party software for all of its major applications, the Company has initiated discussions with its significant software vendors to ensure that those parties have appropriate plans to remediate Year 2000 issues. Through these discussions, the Company has determined that all of the systems that are critical to the Company's operations are either 2000 compliant or that 2000 compliant versions exist that can be implemented by the Company.

  The next phase in the Company's efforts will be to plan for and implement the Year 2000 versions of the software into the Company's systems. The Company has a May 1999 target date to complete its implementation efforts.

  As of August 31, 1998, the Company has incurred less than $0.1 million of costs related to Year 2000 issues. The Company estimates it will incur less than $0.3 million in future expenses to ensure all systems will function properly with respect to dates in the Year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or operations of the Company.

  The costs for accomplishing the Company's plans to complete the Year 2000 modifications and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of various resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.

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

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its annual stockholders' meeting on August 19, 1998. The following matters were voted upon at the meeting:

    1.  Election of two Class III Directors:
                                                      Votes Cast
                                            -----------------------------
                                                             Against or
        Name of Director Elected                 For          Withheld
        ------------------------            -------------  --------------
            John E. Connelly                   4,556,209      170,580
            John S. Aylsworth                  2,569,293      157,496


        Name of Each Other Director Whose Term of
        Office as Director Continues After the Meeting
        ----------------------------------------------
            Karl G. Andren
            Royal P. Walker, Jr.
            Terrence L. Wirginis

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: October 15, 1998                       /s/ James A. Zweifel
                                            -----------------------------
                                             James A. Zweifel
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.

  10.1* Amended and Restated Employment Agreement, dated June 26, 1998 by by and between President Casinos, Inc. and John S. Aylsworth.

  10.2* Amended and Restated Employment Agreement, dated June 26, 1998 by by and between President Casinos, Inc. and John E. Connelly.

  10.3* Amended and Restated Employment Agreement, dated June 26, 1998 by by and between President Casinos, Inc. and Terrence L. Wirginis.

  10.4* Amended and Restated Employment Agreement, dated June 26, 1998 by by and between President Casinos, Inc. and James A. Zweifel.

  27 Financial Data Schedule for the six-months ended August 31, 1998, as required under EDGAR.

----------------------
*Management contract or compensatory plan.