Form 10-Q
period 1998-11-30
PRESIDENT CASINOS INC
filed 1999-01-13
CIK 888507

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

              For the quarterly period ended November 30, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,032,942 shares outstanding as of January 13, 1999.


==============================================================================

                            PRESIDENT CASINOS, INC.
                             INDEX TO FORM 10-Q


Part I.  Financial Information                                      Page No.

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 28, 1998...........................1

    Condensed Consolidated Statements of Operations
      and Loss Per Share Information (Unaudited) for the
      Three and Nine Months Ended November 30, 1998 and 1997............2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 1998 and 1997..............3

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

Part II.  Other Information

  Item 1.  Legal Proceedings...........................................18

  Item 2.  Changes in Securities.......................................18

  Item 3.  Defaults Upon Senior Securities.............................18

  Item 4.  Submission of Matters to a Vote of Security Holders.........18

  Item 5.  Other Information...........................................18

  Item 6.  Exhibits and Reports on Form 8-K............................19

Signature..............................................................20

Part I.  Financial Information
Item 1.  Financial Statements
                                                       CONDENSED CONSOLIDATED
PRESIDENT CASINOS, INC.                             BALANCE SHEETS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                          Nov. 30,   Feb. 28,
                                                          1998       1998
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 15,520   $ 19,278
  Restricted cash................................          3,274      4,354
  Short-term investments.........................            275      2,622
  Accounts receivable, net of allowance for
    doubtful accounts of $354 and $369...........          1,574      1,664
  Other current assets...........................          5,126      5,908
                                                        ---------  ---------
      Total current assets.......................         25,769     33,826
Property and equipment, net of accumulated
  depreciation of $67,067 and $53,495............        145,540    149,066
Other assets.....................................          3,353      4,364
                                                        ---------  ---------
                                                        $174,662   $187,256
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt...........       $  1,888   $  1,895
  Other current liabilities......................         23,795     29,615
                                                        ---------  ---------
      Total current liabilities..................         25,683     31,510
Long-term liabilities:
  Long-term debt, net of current maturities......        134,711    134,784
  Accrued loan fee...............................          2,984      1,300
                                                        ---------  ---------
      Total long-term liabilities................        137,695    136,084
                                                        ---------  ---------
      Total liabilities..........................        163,378    167,594
                                                        ---------  ---------
Minority interest................................         12,103     10,978
Commitments and contingencies....................
Stockholders' equity (deficit):
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 5,033 shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................       (102,850)   (93,347)
                                                        ---------  ---------
      Total stockholders' equity (deficit).......           (819)     8,684
                                                        ---------  ---------
                                                        $174,662   $187,256
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PRESIDENT CASINOS, INC.             AND LOSS PER SHARE INFORMATION (UNAUDITED)
______________________________________________________________________________

(in thousands, except per share data)     Three Months        Nine Months
                                         Ended Nov. 30,      Ended Nov. 30,
                                         1998      1997      1998      1997
                                        ------    ------    ------    ------
OPERATING REVENUES:
 Gaming and gaming cruise............. $ 44,539  $ 40,813  $133,707  $127,421
 Food and beverage....................    5,816     5,185    17,404    15,597
 Hotel................................    1,964     1,706     6,566     3,257
 Retail and other.....................    2,573     1,590     9,950     4,771
 Less promotional allowances..........   (3,936)   (3,396)  (11,000)  (10,020)
                                       --------- --------- --------- ---------
  Net operating revenues..............   50,956    45,898   156,627   141,026
                                       --------- --------- --------- ---------
OPERATING COSTS AND EXPENSES:
 Gaming and gaming cruise.............   25,972    24,301    77,576    74,690
 Food and beverage....................    3,729     3,497    11,464    10,406
 Hotel................................      681       507     2,148     1,036
 Retail and other.....................      662       667     2,109     1,644
 Selling, general and administrative..   12,691    12,514    41,709    37,321
 Depreciation and amortization........    3,731     3,417    10,759    10,840
 Loss (gain) on sale of assets, net...        4        13        76      (457)
 Development..........................      712       595     4,661     1,792
                                       --------- --------- --------- ---------
  Total operating costs and expenses..   48,182    45,511   150,502   137,272
                                       --------- --------- --------- ---------
OPERATING INCOME......................    2,774       387     6,125     3,754
Interest expense, net.................    4,833     4,755    14,504    12,109
                                       --------- --------- --------- ---------
LOSS BEFORE MINORITY INTEREST. .......   (2,059)   (4,368)   (8,379)   (8,355)
Minority interest.....................     (355)     (314)   (1,124)     (554)
                                       --------- --------- --------- ---------
NET LOSS.............................. $ (2,414) $ (4,682) $ (9,503) $ (8,909)
                                       ========= ========= ========= =========
Basic and dilutive loss per share.....  $ (0.48)  $ (0.93)  $ (1.89)  $ (1.77)
                                        ========  ========  ========  ========
Weighted average common and dilutive
 potential shares outstanding.........    5,033     5,033     5,033     5,033
                                         ======    ======    ======    ======

See Notes to Condensed Consolidated Financial Statements.

                                                        CONDENSED CONSOLIDATED
PRESIDENT CASINOS, INC.                   STATEMENTS OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Nine Months Ended Nov. 30,
                                                         1998        1997
                                                        ------      ------
Net cash provided by operating activities.........     $   917    $  5,109
                                                       --------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........      (7,403)    (32,722)
  Changes in restricted cash......................       1,081      (4,736)
  Proceeds from the sale of property and equipment          94       1,077
  Purchase of lease options.......................        (482)     (1,200)
  Purchase of short-term investments..............         --       (2,000)
  Maturity of short-term investments..............       2,347         --
  Minority interest...............................         --         (103)
  Other...........................................         --          (59)
                                                      ---------   ---------
    Net cash used in investing activities.........      (4,363)    (39,743)
                                                      ---------   ---------
Cash flows from financing activities:
  Proceeds from notes payable.....................         --       30,000
  Proceeds from a capital lease refund............         --          108
  Repayment of notes payable......................        (300)       (300)
  Payments on capital lease obligations...........         (12)        (65)
                                                      ---------   ---------
    Net cash provided by (used in)
      financing activities........................        (312)     29,743
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........      (3,758)     (4,891)
Cash and cash equivalents at beginning of period..      19,278      25,115
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 15,520    $ 20,224
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $ 15,670    $ 14,313

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Issuance of Class B Unit of LLC.................    $    --     $ 10,000
  Related party notes and interest thereon
    applied against purchase of Biloxi Property...    $    --     $  2,016
  Assets acquired under capital leases............    $    --     $    156
  Minority interest distribution..................    $    --     $     53
  Retirement of capital lease obligations.........    $    --     $     48

See Notes to Condensed Consolidated Financial Statements.

                                               NOTES TO CONDENSED CONSOLIDATED
PRESIDENT CASINOS, INC.                       FINANCIAL STATEMENTS (Unaudited)
______________________________________________________________________________
(dollars in thousands)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The condensed consolidated financial statements include the accounts and operations of President Casinos, Inc. ("PCI"), its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability corporation (collectively, the "Company"). The Company develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts gaming operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri. The Davenport operations are managed by a wholly-owned subsidiary which is the general partner of the 95%-owned operating partnership ("TCG"). The Company also operates two non-gaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations, including the Broadwater Property that was acquired by the Company in July 1997. The President Broadwater Hotel, LLC, a limited liability corporation in which the Company has a controlling interest, is managed by a wholly-owned subsidiary of the Company. All material intercompany accounts and transactions have been eliminated.

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

2.  DEVELOPMENT

  The Company pursued a gaming license for a "cruise to nowhere" operation in New York City utilizing its 308-foot deep-water vessel, "President Casino New

Yorker." In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations.

  In July 1998, the Company entered into an agreement to charter "President Casino New Yorker" until February 15, 1999 to an unrelated third party. The initial charter could be extended for three additional two-month periods. The initial charter fee was $400 per month with certain escalations to occur during each of the extension periods. The charter was subsequently renegotiated whereby the first extension period was amended to two one-month periods. The terms of the second two extension periods remain unchanged. The lessee has exercised the right to the first one-month extension.

  The Company is currently developing a master plan for the real estate it purchased in July 1997 in Biloxi, Mississippi. The master plan anticipates the development of a full-scale luxury destination resort complex offering an array of entertainment attractions in addition to gaming. Management believes that with its beachfront location and contiguous golf course, the Broadwater Property is the best site for such a development in the rapidly growing Gulf Coast market. Management also believes that the Broadwater Property is uniquely qualified to be a multi-casino complex. There can be no assurance that the Company will be successful in developing a viable master plan for the Broadwater Property, or that, if a plan is developed, that the Company will be able to secure adequate financing for the project on acceptable terms.

  In December 1993, the Company entered into a lease/purchase option agreement covering an 18-acre riverfront site and city-owned pier located on contiguous property in Philadelphia, Pennsylvania for use in connection with possible future gaming operations. In October 1998, the Company modified its Philadelphia lease and option agreements. Pursuant to the terms of the third modification, the Company may extend its option through September 30, 1999 on a quarter-to-quarter basis for $375 per quarter beginning October 1998. The Company has remitted $375 for each of the quarters ended December 31, 1998 and March 31, 1999. The Company also extended its right to secure additional option periods through December 31, 2001.

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

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company spent approximately $2,714 in the nine-month period ended November 30, 1998, to repair the vessel, replace the boarding ramps and prepare the "Admiral" to reopen. Insurance proceeds from the Company's hull and business interruption coverages recorded in the nine-month period ended November 30, 1998, were $3,900. Income from insurance proceeds in excess of the net book value of destroyed assets was $3,616 and is reflected in the financial statements as "Retail and Other" revenue. The insurance deductibles relating to the hull and business interruption claims total $1,020. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner, there can be no guarantee that the Company will be successful in recovering such costs.

  The Company temporarily suspended its Biloxi gaming operations on September 25, 1998 due to Hurricane Georges. The casino was reopened on October 1, 1998. The hurricane caused wind and water damage to the Company's Biloxi casino and hotel. The Company maintains property, liability and business interruption insurance to minimize the financial impact from the hurricane.

4.  COMMITMENTS AND CONTINGENT LIABILITIES

  --Litigation

  A shareholder derivative suit captioned Mizel v. John E. Connelly et. al. was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort and Broadwater Towers and a related golf course, from an entity wholly-owned by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, the award of damages to the Company and attorneys fees and costs. The case is in the preliminary stages. The Company has filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. Based on management's evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously. The suit is covered under the Company's directors and officers insurance policy.

  On April 11, 1997, an action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGEL"). AGEL is the subject of bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of Mississippi, (the "Bankruptcy Court") and is the owner of the "Biloxi Barge" which is utilized in connection with the Company's Biloxi operations pursuant to the initial charter agreement between AGEL and Charter Corp. The action filed by AGEL alleged that the President Riverboat Casino-Mississippi, Inc. and President Mississippi Charter Corp. ("Charter Corp."), a wholly-owned subsidiary of the Company, did not comply with their respective obligations under the initial charter agreement. The

Company asserted that AGEL breached its obligations under the initial charter agreement and, in connection therewith, withheld a portion of the charter payments due to AGEL under the initial charter agreement. In October of 1998, this action was dismissed with prejudice pursuant to a settlement agreed upon by the parties. Pursuant to the settlement, the Company made payments totaling $3,890, representing back charter of $215 per month from December 1997, and a lump sum payment of $1,525.

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

  On October 8, 1998, an action captioned "Revere Christophe v. The President Riverboat Casino-Mississippi, Inc., Imperial Palace of Mississippi, J. Edward Connelly Associates, Inc., Nicky Cvitanovich and J. Edward Connelly" (Cause No. 1:98CV464RG) was filed in the United States District Court in the Southern District of Mississippi alleging various damages for employment discrimination, slander and tort. The Company believes that the action is without merit, and intends to defend this action vigorously.

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

  --Other

  The Company's common stock was delisted from the Nasdaq National Market effective the close of business November 19, 1998, because the Company no longer met the requirements of the market. The stock continues to trade on the OTC Bulletin Board. The decision by Nasdaq has no effect on the Company's day-to-day business operations.

5.  SUBSEQUENT EVENT

  On December 3, 1998, the Company repurchased $25,000 of its 13% senior notes. The repurchased notes were used to satisfy the $25,000 principal payment due September 15, 1999 on the Company's originally outstanding $100,000 13% senior notes. The repurchase was funded by the issuance of $25,000 of new 12% notes. The new 12% notes have no mandatory redemption obligation, mature on September 15, 2001, and are secured by mortgages on two of the Company's vessels, the "Admiral" and the "President Casino New Yorker", as well as subsidiary guarantees.

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

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company spent approximately $2.7 million during the nine-month period ended November 30, 1998, to repair the vessel, replace the boarding ramps and prepare the "Admiral" to reopen. Insurance proceeds from the Company's hull and business interruption coverages recorded in the nine-month period ended November 30, 1998, were $3.9 million. Income from insurance proceeds in excess of the net book value of destroyed assets was $3.6 million and is reflected in the financial statements as "Retail and Other" revenue. The insurance deductibles relating to the hull and business interruption claims total $1.0 million. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner there can be no guarantee that the Company will be successful in recovering such costs.

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

  The Company is currently developing a master plan for this real estate. The master plan includes the development of a full-scale luxury destination resort complex offering an array of entertainment attractions in addition to gaming. Management believes that with its beachfront location and contiguous golf course, the Broadwater Property is the best site for such a development in the rapidly growing Gulf Coast market. Management also believes that the Broadwater Property is uniquely qualified to be a multi-casino complex. There can be no assurance that the Company will be successful in developing a viable master plan for the Broadwater Property, or that, if a plan is developed, that the Company will be able to secure adequate financing for the project on acceptable terms.

  --"President Casino New Yorker"

  The Company pursued a gaming license for a "cruise to nowhere" operation in New York City utilizing its 308-foot deep-water vessel, "President Casino New Yorker" (formerly the "Majestic Star"). In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations.

  In July 1998, the Company entered into an agreement to charter "President Casino New Yorker" until February 15, 1999 to an unrelated third party. The initial charter could be extended for three additional two-month periods. The initial charter fee was $0.4 million per month with certain escalations to occur during each of the extension periods. The charter was subsequently renegotiated whereby the first extension period was amended to two one-month periods The terms of the second two extension periods remain unchanged. The lessee has exercised the right to the first one-month extension.

  --Competition

  Intensified competition for patrons continues to occur at each of the

Company's three casino properties.

  Since gaming began in Biloxi in August 1992, competition has steadily increased along the Mississippi Gulf Coast. Several large hotel/casino complexes have been built in recent years and a new large project is under construction and is scheduled to open in March 1999. There are currently eleven casinos operating in this area.

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

  The Company has historically been susceptible to the effects of flooding on the Mississippi River in St. Louis. Although the Company was not forced to suspend its St. Louis operations because of flood conditions during either of the nine-month periods reported on herein, periodically high waters have reduced access to parking and caused a general public perception of diminished access to the casino.

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

  The following table highlights the results of the Company's operations.

                                       Three Months Ended   Nine Months Ended
                                          November 30,          November 30,
                                         1998      1997       1998      1997
                                        ------    ------     ------    ------
                                                    (in millions)
 Biloxi, Mississippi Operations
  (including hotels)
    Operating revenues................. $ 14.3    $ 10.7     $ 44.4    $ 33.0
    Income (loss) from operations...... $  0.6    $ (0.7)    $  3.4    $ (1.0)
    EBITDA (a)......................... $  1.4    $ (0.1)    $  5.8    $  1.2
    EBITDA margin......................    9.8%      n/a       13.1%      3.6%

 Davenport, Iowa Operations
  (including hotel)
    Operating revenues................. $ 19.2    $ 18.5     $ 61.1    $ 55.3
    Income from operations............. $  2.7    $  2.5     $ 10.2    $  7.3
    EBITDA (a)......................... $  3.9    $  3.6     $ 13.7    $ 10.7
    EBITDA margin......................   20.3%     19.5%      22.4%     19.3%

 St. Louis, Missouri Operations
    Operating revenues................. $ 16.4    $ 16.3     $ 49.4    $ 51.5
    Income from operations............. $  0.7    $  0.4     $  0.8    $  2.7
    EBITDA (a)......................... $  2.0    $  1.7     $  4.8    $  6.6
    EBITDA margin......................   12.2%     10.4%       9.7%     12.8%

 Corporate Leasing Operations
    Operating revenues................. $  1.1    $  0.4     $  1.8    $  1.1
    Income (loss) from operations...... $  0.6    $ (0.1)    $ (0.1)   $ (0.2)
    EBITDA (a)......................... $  1.0    $  0.2     $  1.1    $  1.1
    EBITDA margin......................   90.9%     50.0%      61.1%      n/a*

 Corporate Administrative and
  Development
    Loss from operations............... $ (1.8)   $ (1.7)    $ (8.3)   $ (5.0)
    EBITDA (a)......................... $ (1.8)   $ (1.7)    $ (8.3)   $ (4.9)

(a) "EBITDA" consists of earnings from operations before interest, income taxes, depreciation and amortization. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial position. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest, depreciation and amortization.

* Not meaningful as a result of gains on the sales of property and equipment during the period..

Three-Month Period Ended November 30, 1998 Compared to the
Three-Month Period Ended November 30, 1997

  Operating revenues. The Company generated consolidated operating revenues of $51.0 million during the three-month period ended November 30, 1998 compared to $45.9 million during the three-month period ended November 30, 1997, an increase of $5.1 million or 11.1%.

  The Company's Davenport and Biloxi operations each experienced increases in revenue, while the Company's St. Louis operation remained relatively unchanged. The increase in Davenport's revenue is primarily the result of the growth of the Quad Cities' market revenues over the comparable three-month period ended November 30, 1997. The $3.6 million increase in Biloxi's revenue primarily is the result of the growth in both the Gulf Coast market revenue as a whole and the Company's share of the market over the comparable three-month period ended November 30, 1997.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) increased to $6.4 million during the three-month period ended November 30, 1998, from $5.1 million during the three-month period ended November 30, 1997, an increase of $1.3 million, or 25.5%. The increase was primarily attributable to two factors: (i) an increase in charter revenue as a result of a new charter agreement which contributed $0.7 million to the increase, and (ii) an increase in Biloxi's food and beverage, retail and other revenue (net of promotional allowances) of $0.3 million primarily as a result of the inclusion of $0.2 million in business interruption insurance proceeds resulting from the hurricane.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $26.0 million during the three-month period ended November 30, 1998, compared to $24.3 million during the three-month period ended November 30, 1997, an increase of $1.7 million. The increase in operating costs and expenses is primarily the result of the increase in gaming revenue. As a percentage of gaming revenues, gaming and gaming cruise costs decreased to 58.3% during the three-month period ended November 30, 1998 from 59.5% during the three-month period ended November 30, 1997. The decrease is primarily the result of the relationship between the fixed components of Biloxi's and Davenport's gaming and gaming cruise costs relative to revenue during a period of increased revenue.

  The Company's consolidated selling, general and administrative expenses were
                                       12

$12.7 million during the three-month period ended November 30, 1998, compared to $12.5 million for the three-month period ended November 30, 1997, an increase of $0.2 million. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 24.9% during the three-month period ended November 30, 1998 from 27.2% during the three-month period ended November 30, 1997 primarily as a result of fixed costs at Biloxi and the corporate leasing operation compared to each respective entity's increased revenues.

  Depreciation and amortization expenses were $3.7 million during the three-month period ended November 30, 1998, compared to $3.4 million during the three-month period ended November 30, 1997, an increase of $0.3 million, or 8.8%.

  Development costs during the three-month period ended November 30, 1998, were $0.7 million compared to $0.6 million during the three-month period ended November 30, 1997, an increase of $0.1 million, or 16.7%. The increase was primarily related to the increase in amortization of the Company's investment in the Philadelphia lease option and expenses related to the development of a destination resort in Biloxi.

  Operating income/loss. As a result of the foregoing items, the Company had operating income of $2.8 million during the three-month period ended November 30, 1998, compared to $0.4 million during the three-month period ended November 30, 1997. The improvement in both Biloxi's and Davenport's operating incomes were the result of improved revenues. The improvement in St. Louis's operating income was primarily the result of ongoing efforts to achieve operating efficiencies.

  Interest expense, net. The Company incurred net interest expense of $4.8 million during each of the three-month periods ended November 30, 1998 and 1997, respectively.

  Minority interest expense. The Company incurred $0.4 million minority interest expense for the three-month period ended November 30, 1998, compared to $0.3 million for the three-month period ended November 30, 1997.

  Net loss. The Company incurred a net loss of $2.4 million during the three-month period ended November 30, 1998, compared to a net loss of $4.7 million during the three-month period ended November 30, 1997.

Nine-Month Period Ended November 30, 1998 Compared to the
Nine-Month Period Ended November 30, 1997

  Operating revenues. The Company generated consolidated operating revenues of $156.6 million during the nine-month period ended November 30, 1998 compared to $141.0 million during the nine-month period ended November 30, 1997, an increase of $15.6 million or 11.1%.

  The Company's Davenport and Biloxi operations each experienced increases in revenue, offset by the Company's St. Louis operation which experienced a decrease primarily as a result of being closed for 26 days during April 1998.

  The increase in revenues at the Company's Davenport operations resulted from the combination of the prior year's temporary suspension of operations for thirteen days during April 1997 due to flood conditions and the current year being positively impacted by the growth of the Quad Cities' market revenues.

  The $11.4 million increase in revenues over the prior year in Biloxi resulted from a $7.2 million increase in casino revenues and a $4.2 million increase from the hotel operations acquired in July 1997. The increase in casino revenues is primarily the result of both the growth in both the Gulf Coast market revenue as a whole and the Company's market share over the comparable nine-month period ended November 30, 1997.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) increased to $22.9 million during the nine-month period ended November 30, 1998, from $13.6 million during the nine-month period ended November 30, 1997, an increase of $9.3 million. The increase was primarily attributable to two factors: (i) the purchase of the Broadwater Property in July 1997, which contributed an increase of $4.2 million in revenue; and (ii) the inclusion of $3.6 million in insurance proceeds in revenue for the nine-month period ended November 30, 1998 compared to $0.5 million of business interruption proceeds related to flooding in St. Louis during the Summer of 1996, recognized in the nine-month period ended November 30, 1997.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $77.6 million during the nine-month period ended November 30, 1998, compared to $74.7 million during the nine-month period ended November 30, 1997, an increase of $2.9 million or 3.9%. Combined gaming costs increased $4.6 million at the Davenport and Biloxi operations as a result of increased gaming revenues while St. Louis gaming costs decreased $1.6 million primarily as a result of being closed for 26 days. As a percentage of gaming revenues, gaming and gaming cruise costs decreased to 58.0% during the nine-month period ended November 30, 1998, from 58.6% during the nine-month period ended November 30, 1997. The decrease is primarily the result of the relationship between the fixed components of Biloxi's and Davenport's gaming and gaming cruise costs relative to revenue during a period of increased revenue, offset by the ongoing fixed components of St. Louis gaming costs incurred during the 26-day period the casino was closed.

  The Company's consolidated selling, general and administrative expenses were $41.7 million during the nine-month period ended November 30, 1998, compared to $37.3 million for the nine-month period ended November 30, 1997, an increase of $4.4 million or 11.8%. The St. Louis operations increase of $1.5 million was primarily due to the "Admiral" accident. The acquisition of the Broadwater Property in July 1997 contributed to $2.3 million of the increase. As a percentage of consolidated revenues, selling, general and administrative expenses increased to 26.6% during the nine-month period ended November 30, 1998 from 26.5% during the nine-month period ended November 30, 1997.

  Depreciation and amortization expenses were $10.8 million during each of the nine-month periods ended November 30, 1998 and 1997.

  Development costs during the nine-month period ended November 30, 1998 were $4.7 million compared to $1.8 million during the nine-month period ended November 30, 1997, an increase of $2.9 million. The increase was primarily related to $2.5 million the Company incurred pursuing a gaming license in New York City.

  Operating income. As a result of the foregoing items, the Company had operating income of $6.1 million during the nine-month period ended November 30, 1998, compared to operating income of $3.8 million during the nine-month period ended November 30, 1997.

  The improvement in both Biloxi's and Davenport's operating incomes were the result of improved revenues, while the decrease in St. Louis's operating income was the result of decreased revenues attributable to being closed 26 days as a result of the April accident and not recapturing its market after reopening.

  Interest expense, net. The Company incurred net interest expense of $14.5 million during the nine-month period ended November 30, 1998, compared to $12.1 million during the nine-month period ended November 30, 1997, an increase of $2.4 million, or 19.8%. The increase is the result of $30.0 million debt incurred by the Company in July 1997 in conjunction with the purchase of the Broadwater Property.

  Minority interest expense. The Company incurred a $1.1 million minority interest expense for the nine-month period ended November 30, 1998, compared to $0.6 million for the nine-month period ended November 30, 1997. The increase is attributable to the acquisition of the Broadwater Property in July 1997.

  Net loss. The Company incurred a net loss of $9.5 million during the nine-month period ended November 30, 1998, compared to a net loss of $8.9 million during the nine-month period ended November 30, 1997.

Liquidity and Capital Resources

  During July 1998, the Company reached an agreement with the City of St. Louis for the relocation of its riverboat casino, the "Admiral", approximately 1,000 feet north from its current location on the Mississippi River. Under the terms of the agreement, the City will issue debt to finance $3.0 million of the anticipated $6.0 million costs to move the "Admiral."

  On December 3, 1998, the Company repurchased $25.0 million of its 13% senior notes. The repurchased notes were used to satisfy the $25.0 million principal payment due September 15, 1999 on the Company's originally outstanding $100 million 13% senior notes. The repurchase was funded by the issuance of $25 million of new 12% Secured Notes due September 15, 2001. The new 12% notes have no mandatory redemption obligation, mature on September 15, 2001, and are secured by mortgages on two of the Company's vessels, the "Admiral" and the "President Casino New Yorker", as well as subsidiary guarantees.

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $7.0 million of cash in order to fund daily operations. As of November 30, 1998, the Company had approximately $8.8 million in non-restricted cash and short-term investments in excess of the required $7.0 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and fund capital expenditures. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned fiscal 1999 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company experienced a net cash decrease from investing activities of $4.4 million during the nine-period ended November 30, 1998, compared to a decrease of $39.7 million during the nine-month period ended November 30, 1997. The net cash decrease from investing activities during both periods resulted from expenditures on property and equipment. In addition to routine expenditures on property and equipment, during the nine-month period ended November 30, 1997, the Company acquired the Broadwater Property for $28.5 million in cash and other consideration. During the nine-month period ended November 30, 1998, the Company spent approximately $1.7 million, $2.1 million and $1.5 million at the Company's Biloxi, St. Louis and Davenport operations, respectively. Additionally, the Company spent $1.1 million on improvements to the "President Casino New Yorker" and spent $0.6 million in conjunction with the potential development of the Broadwater Property into a multi-casino destination resort. The expenditures were partially offset by the maturity of $2.3 million in short-term investments. During the nine-month period ended November 30, 1997, the Company spent $33.7 million primarily on the acquisition of the Broadwater Property, offset by the receipt of $1.0 million of proceeds primarily from the sale of two vessels that the Company did not intend to use in future operations.

  During both nine-month periods ended November 30, 1998 and 1997, the Company made $0.3 million of principal payments.

  For any potential growth opportunities, project financing will be required. Capital investments may include all or some of the following: acquisition and development of land; acquisition of vessels and lease options on land and other facilities; and construction of vessels and other facilities in anticipation of the approval of gaming operations in potential new jurisdictions. In connection with development activities relating to potential jurisdictions, the Company also makes expenditures for professional services which are expensed as incurred. The Company's financing requirements would depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations and the availability of other financing arrangements.

  In such case, the Company could pursue a number of alternatives to obtain additional capital, including borrowing additional funds either directly or on a stand-alone project basis, financing through lease agreements, selling equity securities and selling assets which are not currently generating revenues. The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming in other potential jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

  --Nasdaq

  The Company's Common Stock was delisted from the Nasdaq National Market effective the close of business November 19, 1998, because the Company no longer met the requirements of the market. The stock continues to trade on the OTC Bulletin Board. The decision by Nasdaq has no effect on the Company's day-to-day business operations.

  --Year 2000

  The Company has determined that it will need to modify or replace various portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. As the Company is dependent on third party software for all of its major applications, the Company has had discussions with its significant software vendors to ensure that those parties have appropriate plans to remediate Year 2000 issues. Through these discussions, the Company has determined that all of the systems that are critical to the Company's operations are either 2000 compliant or that 2000 compliant versions exist that can be implemented by the Company.

  The next phase in the Company's efforts is to implement the Year 2000 versions of the software into the Company's systems. The Company has a May 1999 target date to complete its implementation efforts.

  As of November 30, 1998, the Company has incurred less than $0.1 million of costs related to Year 2000 issues. The Company estimates it will incur less than $0.3 million in future expenses to ensure all systems will function properly with respect to dates in the Year 2000. These expenses are not expected to have a material impact on the financial position, cash flow or operations of the Company.

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

 Item 2.  Changes in Securities

      On December 3, 1998, the Company completed the private placement under
    Section 4(2) of the Securities Act of 1933, as amended, $25 million aggregate principal amount of its 12% Secured Notes due September 15, 2001. The proceeds of such offering were utilized to repurchase $25 million of the Company's 13% Senior Exchange Notes due September 15, 2001.

Item 3.  Defaults Upon Senior Securities

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

       The By-Laws of the Company provide that stockholder proposals, including nominations of directors, which do not appear in the proxy statement may be considered at a meeting of the stockholders only if written notice of the proposal is received by the Secretary of the

     Company not less than 60 and not more than 90 days prior to the anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. Pursuant to the By-Laws of the Company, the date by which such written notice of a proposal must be received by the Company to be considered at the 1999 Annual Meeting of Stockholders is June 18, 1999. Any such written notice of a stockholder proposal by a stockholder to the Secretary of the Company must include: (a) a brief description of the business desired to be brought before the Annual Meeting and the reasons for conducting such business at the Annual Meeting; (b) the name and address, as they appear on the Company's books, of the stockholder proposing such business and the beneficial owner, if any, on whose behalf the proposal is made; (c) the class and number of shares of the Company which are owned beneficially and of record by the stockholder and such beneficial owner; and (d) any material interest of the stockholder and such beneficial owner in such business. With respect to each person whom the stockholder proposes to nominate for election or reelection as a director, the stockholder's notice shall set forth all information relating to such person that is required to be disclosed in solicitation of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected).

       Anything to the contrary notwithstanding, the By-Laws of the Company also provide that in the event the number of directors to be elected to the Board of Directors of the Company is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by the Company at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary of the Company not later than the close of business on the 10th day following the day on which such public announcement is made by the Company.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits
        See Exhibit Index.

  (b) Reports on Form 8-K

           On December 15, 1998, the Company filed a Current Report on Form 8-K dated December 3, 1998, reporting under Item 5 that the Company had repurchased $25 million of its 13% senior notes.

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


                                             President Casinos, Inc.
                                            --------------------------
                                             (Registrant)


Date:  January 13, 1999                     /s/ James A. Zweifel
                                            --------------------------
                                             James A. Zweifel
                                             Executive Vice President and
                                             Principal Financial Officer

                                EXHIBIT INDEX
                               ---------------

EXHIBIT NO.   DESCRIPTION

    10.1 First Amendment to Charter, dated October 30, 1998 (effective as of December 1, l997), by and between American Gaming & Entertainment, Ltd. ("AGEL"), owner, and President Mississippi Charter Corporation, with the concurrence of the following parties: AmGam Associates, American Gaming & Resorts of Mississippi, Inc., the Official Committee of the Unsecured Creditors of AmGam, the Official Committee of the Unsecured Creditors of AGRM, AGEL and Shamrock Holdings, Inc. (formerly known as Bennett Holdings Group, Inc.).

    10.2 Third Modification to Option Agreement, dated October 22, 1998, by and between Liberty Landing Associates, and President Riverboat Casino-Philadelphia, Inc.

    27 Financial Data Schedule for the nine-month period ended November 30, 1998, as required under EDGAR.