Form 10-K
period 1999-02-28
PRESIDENT CASINOS INC
filed 1999-06-01
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 28, 1999
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. /X/
  As of May 28, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,007,982.*
  As of May 28, 1999, the number of shares outstanding of the Registrant's Common Stock was approximately 5,032,963.
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its annual meeting of stockholders scheduled to be held August 10, 1999.

                                     PART I

Items 1.  and 2.  Business and Properties.

General

  President Casinos, Inc. develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries (collectively, the "Company"). The Company's current gaming facilities and operations are summarized as follows:

  Davenport, Iowa
    Managing entity                   - The Connelly Group, L.P.
    Vessel                            - "President"
    Casino square footage             - 37,000
    Slots                             -    925
    Gaming tables                     -     44
    Opening of casino                 - April 1, 1991


  Biloxi, Mississippi
    Managing entity                   - The President Riverboat Casino-
                                        Mississippi, Inc.
    Vessel                            - "Biloxi Barge"
    Casino square footage             - 38,000
    Slots                             -    947
    Gaming tables                     -     38
    Opening of casino                 - August 13, 1992
    Opening of current facility       - June 30, 1995


  St. Louis, Missouri
    Managing entity                   - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "Admiral"
    Casino square footage             - 56,000
    Slots                             -  1,230
    Gaming tables                     -     62
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

  The Company's Common Stock was delisted from the Nasdaq National Market effective the close of business November 19, 1998 for failure to meet certain minimum net tangible asset requirements. The stock continues to trade on the OTC Bulletin Board. The decision by Nasdaq has not had, nor is anticipated to have, a material effect on the operations of the Company.

Current Operations

  Management of the Company views its operations in four operating segments; Davenport Operations, Biloxi Operations, St. Louis Operations and Leasing Operations, each of which is discussed more fully below. The revenue, results of operations and identifiable assets related to each of these segments can be found in Note 15 in the accompanying consolidated financial statements.

  Davenport Operations

  The Davenport gaming operations are managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Company began riverboat gaming operations on the Mississippi River in Davenport, Iowa on the "President" in April 1991. The Company's operating license is renewable annually at the discretion of the Iowa Racing and Gaming Commission (the "IRGC") after receipt of a renewal application from the Company. The license was last renewed in April 1999. Davenport, Iowa along with Bettendorf, Iowa and Rock Island, Moline, and East Moline, Illinois comprise the Quad Cities metropolitan area. The Quad Cities metropolitan area has a population of approximately 380,000 and is approximately a three-hour drive from Chicago.

  The "President," built in 1924, is a five-deck, steel-hulled passenger vessel and is approximately 300 feet in length. During the period November 13, 1995 through April 1, 1996, the "President" underwent a $4.0 million refurbishment and a Coast Guard mandated five-year hull inspection. During that period the "President" was temporarily replaced with a smaller Company-owned vessel, "President Casino-Mississippi" (see "Vessels Owned/Chartered," below). The "President" must undergo its next hull inspection by March 2001.

  Within a 45-mile radius, the Davenport operation competes with three other casino operations. Expansion and increased marketing by these competitors continues to escalate. During fiscal 1999 one of the competitors expanded its operations and opened a 256-room hotel with an attached 500-stall parking structure. In connection with the new facilities, the competition increased its casino gaming positions by approximately 14%. One of the competitors is located on the Illinois side of the Mississippi River where the gaming laws currently require riverboat casinos to cruise for all of their gaming sessions. The IRGC has the authority to set cruising schedules for Iowa riverboats and to permit dockside gaming throughout the year. The Company must currently conduct at least one cruise per day for 100 days per year, the timing of which are set at the Company's discretion with the approval of the

IRGC. Iowa riverboats can operate while remaining dockside at all other times. A change in the Illinois laws to eliminate or substantially reduce cruising requirements could have an adverse effect on the Davenport operations. The casino is open 24 hours per day, seven days per week.

  On May 25, 1999, the Illinois legislature sent to the Governor a bill to eliminate boarding and cruising restrictions.

  The Company owns and operates the Blackhawk Hotel through its wholly-owned subsidiary TCG/Blackhawk, Inc. The Blackhawk Hotel, located approximately three blocks from the "President," commenced operations in October 1990. The Blackhawk Hotel has 191 guest rooms and suites and seven meeting rooms encompassing nearly 14,000 square feet, including a 500-seat grand ballroom. The hotel is adjoined to the city-owned RiverCenter, which offers an additional 100,000 square feet of meeting rooms and convention space. Over the past four fiscal years three new hotels have opened in the Davenport market. During fiscal 1999, a competing casino operator opened a 256-room hotel adjacent to their casino as previously discussed. During fiscal 1997, a 163-room hotel opened directly across the Mississippi River from the same competing casino operator. During fiscal 1996, a 221-room hotel opened between the Blackhawk Hotel and the "President." While these and other new hotels have intensified competition for the Blackhawk Hotel, management believes the addition of hotel rooms to the Quad Cities market has improved the marketability of the Quad Cities for the Company's gaming operations.

  The Company leases certain levee property in Davenport, Iowa from the City of Davenport. This lease expires in 2017. The Company is required to pay certain boarding and docking fees and a special payment in lieu of property taxes to the City. In aggregate, the annual cost of these fees is the higher of $824,000 or 82.7 cents per passenger. Both the base amount and per passenger charges related to the docking fees are subject to an annual 4% escalator.

  Biloxi Operations

  The Company began dockside gaming operations in Biloxi, Mississippi on August 13, 1992. The Company manages its Biloxi gaming operations through its wholly-owned subsidiary, The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"). Biloxi is located on the Gulf of Mexico 75 miles east of New Orleans. The Mississippi Gulf Coast area has a population of approximately 150,000. The Company's Mississippi gaming license was last renewed in March 1999 for a two-year period.

  Since gaming began in Mississippi in August 1992, competition has steadily increased along the Mississippi Gulf Coast. There are currently twelve casinos operating in this area. The twelfth casino opened in March 1999 and is the largest casino in the market. The Company also faces competition from gaming operations in the metropolitan New Orleans area and elsewhere in Louisiana and Mississippi. The New Orleans metropolitan area currently has three casinos in operation.

  Management believes the Mississippi Gulf Coast is now moving into a new generation of casino operations and is becoming a major destination point for gaming entertainment. The area is becoming more widely known with many guests coming long distances to enjoy the weather, beaches, golfing and other entertainment. During recent years, several large gaming companies have built large hotel/casino complexes and have captured a significant portion of the Mississippi Gulf Coast market. Many of these competitors have substantially greater name recognition and financial and marketing resources than the Company.

  In February 1995, in order to provide the Company with the opportunity to compete more effectively in the Mississippi Gulf Coast market, a wholly-owned non-guarantor subsidiary of the Company ("Charter Corp.") entered into a charter agreement to lease a dockside casino to be utilized by the Company's Biloxi, Mississippi gaming operations. In June 1995, the Company replaced the "President Casino-Mississippi" with a new facility, the "Biloxi Barge." This change allowed for an increase in casino square footage from 20,500 to 38,000. In addition, the "Biloxi Barge" features a full service 175-seat buffet and a 50-seat steak and seafood restaurant, amenities not available on the previous vessel.

  Prior to July 1997, the Company was party to an operating lease with BH Acquisition Corporation ("BH"), a wholly-owned entity of John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company, for its Biloxi mooring site, parking facilities, offices and a warehouse.
Rent under the operating lease agreement was approximately $3.0 million annually, on a triple net basis. On July 24, 1997, President Broadwater Hotel, LLC ("PBLLC"), a limited liability corporation in which the Company has a 100% ownership interest and a wholly-owned entity of Mr. Connelly which has preferred rights to certain cash flows, acquired the real estate and improvements from BH for $40.5 million. The property comprises approximately 260 acres and includes a marina which contains the Biloxi casino's mooring site, two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property").

  The marina at the Broadwater Property has been determined by the Secretary of the State of Mississippi to constitute both "tidelands" and "fastlands" under the Mississippi Trust Tidelands Act (the "Tidelands Act") and by court rulings. The Tidelands Act provides that land designated as tidelands is deemed to be owned by the State of Mississippi in trust. Under Mississippi law, riparian owners of land designated as "tidelands" or "fastlands" are provided the first opportunity to negotiate with the State of Mississippi for a lease on the property. The Broadwater Property was purchased subsequent to the marina's designation as "tidelands" and "fastlands" and as such, the value of the property has not been subsequently impaired by said designation.

  During August 1992, BH entered into a ten-year lease agreement with the State of Mississippi for the tidelands (the "Tidelands Lease") for an annual rental fee of $295,000, subject to five year adjustments as defined by the lease agreement. In November 1993, the Tidelands Lease was amended to allow a new or second vessel be moored, among other items, for an annual rent of $525,000. Effective in August 1995, in conjunction with the replacement of the m/v "President Casino-Mississippi" with the "Biloxi Barge," BH exercised its rights and the Company's annual rent increased to $525,000. Effective August 1997, the state adjusted the annual rent to $598,000 based on the five-year CPI, in accordance with the terms of the lease.

  During December 1996, BH entered into a 40-year lease agreement (the "Fastlands Lease") with the State of Mississippi for the fastlands for an annual rental fee of $21,000, adjustable every five years as defined in the lease agreement. Concurrent with the purchase of PBLLC, BH sold its interest in the Tidelands Lease and the Fastlands Lease to PBLLC.

  Management believes that as newer and larger casino complexes enter the Mississippi Gulf Coast market, it will become increasingly more difficult to compete and maintain market share. Thus, the Company continues to study strategic alternatives related to its Biloxi operations. See "Potential Growth Opportunities-Biloxi, Mississippi".

  St. Louis Operations

  On May 27, 1994, the Missouri Gaming Commission licensed the Company to conduct dockside gaming operations on the "Admiral" in St. Louis, Missouri through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Company's initial license was subsequently renewed and has been extended through May 2000.

  The "Admiral," an approximately 400-foot long vessel, is continuously docked near the base of the Gateway Arch at a mooring site leased by the Company from the City of St. Louis.

  The Company leases two mooring sites in St. Louis, Missouri from the City of St. Louis, one for the "Admiral" and the second for its non-gaming cruise boats. The St. Louis river front leases are generally for ten-year periods with multiple five-year renewal options and are subject to rate changes by the Port Commission every five years.

 The "Admiral" lease provides for a minimum base annual rental plus rental payments of 2% of gaming revenues (gross receipts net of winnings paid to wagerers). The percentage may be adjusted (higher or lower) to equal the gaming rentals charged to other properties in the river front area of St. Louis where gaming is conducted. The "Admiral" is currently the only gaming property on the St. Louis, Missouri side of the river front.

  The lease for the "Admiral" mooring site terminates in December 2008 and the second lease terminates in 2011, assuming the exercise of all extension options provided therein. The extension options provided under the leases must be approved by the City, which approval may not be unreasonably withheld by the City. However, the City will be deemed to have approved each extension exercised by the Company if the Company is in compliance with the lease terms. Each lease grants the City the right to change or cancel the lease or to relocate the Company's mooring locations for right-of-way, sewer or flood wall construction purposes. The City is also permitted to terminate any lease if the Company does not operate at the leased moorings for 12 consecutive months.

  Competition is intense in the St. Louis market area. There are presently five other casino companies operating eight casinos in the market area. Two competitors are Illinois casino companies operating single casino vessels, one directly across the Mississippi River from the "Admiral" and the second 20 miles upriver. There are three other eastern Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River. Two of the three casino companies opened in March 1997. Riverboats in Illinois and Missouri have competitive advantages and disadvantages resulting from gaming regulations in each respective state. While Missouri regulations do not require the vessels to actually cruise, simulated cruising requirements are imposed which only allow entry onto a vessel for a 45-minute period every two hours. Those competitors having two casino vessels can alternate hourly boarding times and provide virtually continuous boarding for guests. Thus, they have a distinct competitive advantage over the Company, which has only one vessel and cannot offer "staggered cruises." Illinois casino vessels are required to cruise, thereby limiting ingress and egress to their casinos. Other Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase to $500 per two-hour gaming session. Illinois does not impose a statutory loss limit, thereby allowing Illinois casinos to attract higher stake gamblers. Additionally, the guests of Illinois casinos are not burdened with the administrative requirements related to the loss limits. Any change in the Illinois legislation related to these requirements could have a negative impact on the competitive environment in the St. Louis market.

  In addition, the Company has operated dinner cruise, excursion and sightseeing riverboats (d/b/a Gateway Riverboat Cruises) on the Mississippi River at St. Louis since 1985. The Company currently owns and operates two such vessels, each with a capacity of approximately 350 passengers.

  On May 25, 1999, the Illinois legislature sent to the Governor a bill to eliminate boarding and cruising restrictions.

  On May 27, 1999, the Missouri Gaming Commission announced its plan to abolish boarding restrictions by the Fall of 1999.

  Vessels Owned/Chartered

  In addition to the vessels presently used in its gaming operations, the Company owns the "President Casino New Yorker" (formerly the "Majestic Star"). The "President Casino New Yorker" is a 308-foot long sea-worthy passenger boat which the Company had intended to use in a Gary, Indiana gaming development, which was subsequently abandoned. On August 15, 1995, the Company entered into a charter agreement with its former Indiana partner to lease the "President Casino New Yorker," without gaming equipment, for a five-year term at an annual rental fee of $1.5 million for the first two years and for fair market value thereafter. The charter commenced in May 1996 and ended in February 1998.

  In July 1998, the Company entered into an agreement to charter "President Casino New Yorker" until February 15, 1999 to an unrelated third party. The initial charter could be extended for three additional two-month periods. The initial charter fee was approximately $0.4 million per month with certain escalations to occur during each of the extension periods. The lessee has exercised the right to extend the charter until June 15, 1999.

  The Company also owns the "President Casino-Mississippi," previously utilized at the Company's Biloxi and Davenport operations. The "President Casino-Mississippi" is 292-feet long and 65-feet wide, contains 22,000 square feet of gaming space on three decks and will accommodate approximately 620 slot machines and 40 table games. The Company is currently seeking to sell or lease this vessel.

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

  St. Louis

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral," approximately 1,000 feet north from its current location on the Mississippi River. This move is expected to enhance access to the casino and raise the casino's flood protection by approximately four feet. The aggregate cost to relocate the "Admiral" is expected to be approximately $6.0 million. Under the terms of the agreement, the City will issue $3.0 million in debt to partially finance the move. The Company will pay for the remaining costs. It is anticipated that the City would repay the $3.0 million in debt in annual allocations of $0.6 million from the City's anticipated $1.2 million annual home dock city public safety fund. The move is expected to occur in the late of fiscal 2000, subject to certain approvals, weather conditions and timely construction.

  Biloxi, Mississippi

  As discussed in "Current Operations-Biloxi, Mississippi," in July 1997 the Company purchased certain real estate and improvements in Biloxi for $40.5 million. The property comprises approximately 260 acres and includes two hotels, an adjacent 18-hole golf course and a marina. The marina is the current site of the Company's Biloxi casino operations.

  The Company believes that this site is ideal for development of "Destination Broadwater," a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming. Destination Broadwater is planned to be an integrated entertainment resort situated in a village setting surrounded by water. The plan will feature a village which will include a cluster of casinos, hotels, restaurants, theaters, and other entertainment attractions. Management believes that with its beachfront location and contiguous golf course, the property is the best site for such a development in the rapidly growing Gulf Coast market.

  In August 1998, the Company submitted a Joint Permit Application to begin development of "Destination Broadwater." This application requires the approvals from (i) the Mississippi Department of Marine Resources ("DMR"),
(ii) the U.S. Army Corps of Engineers and, (iii) the Mississippi Department of Environment Quality. In January 1999, the Company received the first of these approvals from the DMR.

  In March 1999, the Company announced that it had entered into contracts with the State of Mississippi and the owners of Deer Island to purchase and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located just offshore of Biloxi, Mississippi. It is primarily a wilderness which the state would preserve for use by the people of Mississippi. The purchase and conveyance of the title are contingent on the occurrence of various events, including the issuance to the Company of all required federal, state, and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino license necessary for development of Destination Broadwater.

  New York, New York

  The Company pursued a gaming license for a "cruise to nowhere" operation in New York City utilizing "President Casino New Yorker." In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations. The Company incurred $2.6 million in costs pursuing a New York City license during fiscal year 1999.

  Philadelphia, Pennsylvania

  In December 1993, the Company entered into a lease/purchase option agreement covering an 18-acre river front site and a city-owned pier located immediately contiguous to this property in Philadelphia, Pennsylvania. This option agreement expired December 31, 1996. In fiscal year 1996, the Company wrote-off its $11.0 million investment in this option due to the uncertainty as to the timely passage of Pennsylvania riverboat gaming legislation prior to the expiration of the option.

  In May 1996, the Company entered into a separate agreement to secure additional lease rights with respect to the same property. As part of the agreement, the Company paid $2.0 million to secure the right to purchase additional options for five separate periods extending from January 1, 1997 through December 31, 1999.

  In December 1996, the parties modified and the Company exercised a new option agreement to secure the above Pennsylvania lease rights for the period January 1, 1997 through December 31, 1997. Pursuant to the modified option agreement, the Company remitted $1.2 million. During the option period and the lease period, the Company was obligated to pay all maintenance costs, taxes and insurance with respect to the property.

  In September 1997, the parties further modified the lease and the option agreements for its lease rights in Philadelphia. Pursuant to the second modification of the lease agreement, the Company remitted $1.2 million for the second preliminary term extension for the period from January 1, 1998 through September 30, 1998. This term extension was extended through December 31, 1998 on a month to month basis for $0.1 million per month beginning in October 1998. The Company also extended its right to secure additional option periods through December 31, 2000. The remaining terms and conditions of the agreements were substantially unchanged.

  In October 1998, the parties further modified the Philadelphia lease and the option agreements. Pursuant to the terms of the third modification, the Company extended its option through September 30, 1999, on a quarter-to-quarter basis for $0.4 million per quarter beginning October 1998. The Company remitted $0.4 million for each of the quarters ended December 31, 1998 and March 31, 1999. The Company also obtained the right to secure additional option periods through December 31, 2001.

  On February 9, 1999, the Pennsylvania House of Representatives approved a bill allowing riverboat casinos to be included in a non-binding statewide gambling referendum on May 18, 1999. On March 8, 1999, the state Senate voted 28-21 that the non-binding referendum would not be submitted to the voters. Based on the Company's analysis of the likelihood of timely passage of Pennsylvania gaming legislation, the Company wrote off the remainder of its investment in Philadelphia of $1.1 million and notified the lessors of management's intent not to renew the options under the then current terms.
The Company is currently in negotiations with the lessor with respect to a new lease option agreement with substantially revised terms.

  Massena, New York

  In October 1993, the Company entered into a joint venture with an unrelated third party to manage a casino to be owned by the Mohawk Indian Tribe on its reservation near Massena, New York. The Company, through a wholly-owned subsidiary, owned a 50% interest in the joint venture. During January 1998, the Company sold its interest in the joint venture for $0.4 million and certain contingent payments. Under the terms of the agreement, the Company is to receive an additional $0.6 million upon the opening of the proposed casino and up to an additional $1.0 million out of certain cash flows, if any, from the casino. Although the casino opened in April 1999, the Company has not collected any additional payments and is reviewing its legal options relating to the fulfillment of the contract.

Marketing and Sales

  The Company targets its marketing efforts at middle income, recreational gaming customers. The Company relies on a mix of billboards, television, radio and print advertisements in both the local and regional markets to attain a high recognition level. The Company also has a preferred slot player program, together with electronic slot player tracking, a table player tracking and rating system, hosts, gaming tournaments, special events, direct mailing, telemarketing and other casino marketing techniques to identify, recognize and cultivate frequent and better casino customers. This effort is supported by direct marketing, a targeted trade advertising schedule and attendance at industry trade shows and sales gatherings.

  The Company also utilizes its web site at www.presidentcasino.com to enhance its marketing programs.

Regulatory Matters

  Gaming Regulations

  General. The ownership and operation of gaming facilities are subject to extensive state and local regulation. The Company's Davenport gaming operations are regulated by the Iowa Racing and Gaming Commission, the Company's Biloxi gaming operations are regulated by the Mississippi Gaming Commission and the Company's St. Louis gaming operations are regulated by the Missouri Gaming Commission. As a condition to obtaining and maintaining a gaming license, the Company must pay fees and taxes, observe detailed regulations on operations, submit and update comprehensive applications and submit detailed financial, operating and other reports to each such Commission. Each such Commission has broad powers to suspend or revoke licenses in which event, local and related operations would be terminated or suspended. In addition, substantially all of the Company's material transactions are subject to prior notice to review by, and in some instances, approval by such Commission by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or equity securities of any gaming entity must be found suitable by the appropriate regulatory body.

  Various license fees and taxes are payable to the jurisdictions in which the Company conducts gaming operations. These taxes are calculated in various ways, and may be based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino and/or (iv) passenger counts. A casino entertainment tax is also paid by the licensee where entertainment is furnished in connection with the selling of food or refreshments. The Company estimates that state and local gaming taxes for the Company's Biloxi operation approximate 12% of net gaming win. In addition, certain other fees are imposed. Iowa has a graduated tax of approximately 20% of net gaming win and the City of Davenport charges additional fees on a per customer and per boat basis. The Company's Davenport casino operations is required annually to pay the City of Davenport a base amount of $0.8 million plus 82.7 cents per passenger over 1,117,579 passengers. Both the base amount and per passenger charges related to the docking fees are subject to an annual 4% escalator. The Missouri gaming law imposes a tax of 20% of adjusted gross receipts from gaming activities and a $2.00 per passenger fee.

  The Company, its subsidiaries, its employees and other individuals or entities having material relationships with the Company are required to obtain and hold various licenses and approvals in Iowa, Mississippi and Missouri and will most likely be required to do so in each other jurisdiction in which the Company may conduct a gaming operation. If a gaming authority were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue to have a relationship with the Company, the Company would have to suspend or dismiss such person. The failure of the Company, or any of its key personnel, to obtain or retain a license in any jurisdiction could have a material adverse effect on the Company and its prospects or its ability to obtain or retain licenses in other jurisdictions. Generally, regulatory authorities have broad discretion in granting, renewing and revoking licenses. Moreover, any jurisdiction into which the Company may seek to expand its gaming operations may require the Company to apply for and obtain regulatory approvals with respect to the construction, design and operational features of the vessel it intends to utilize. Obtaining such licenses and approvals may be costly, time consuming and cannot be assured. Riverboat as well as certain dockside operations are also subject to stringent regulation by the U.S. Coast Guard and to marine insurance requirements, as well as state and local requirements.

  The Company may be subject to substantial fines for each violation of a gaming law or regulation. In addition, a violation of a gaming law or regulation may subject a license to suspension or revocation. Limitation, conditioning or suspension of a gaming license could (and revocation of any gaming license would) materially adversely affect the operations in that jurisdiction.

  In July 1996, a law was enacted by the U.S. Congress establishing a National Gaming Impact and Policy Commission to conduct a comprehensive study of the social and economic impacts of gambling in the United States and make recommendations for changes to the policies governing gambling that the Commission may deem appropriate. A report is expected to be made by the Commission in June 1999. While it is not possible at this time to predict the outcome of the Commission's deliberations, any further regulation of gaming at the federal level would result in further regulation of the Company's gaming operations which could have a material adverse impact on the Company's future results of operations.

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

  A 1998 amendment to a Mississippi Commission regulation requires as a condition of licensure or license renewal that a gaming establishment's development plan include a 500-car or larger parking facility in close proximity to the casino complex and infrastructure facilities, the expenditures for which will amount to at least 100% of the higher of the appraised value or construction cost of the casino. The regulation formerly required infrastructure expenditures amounting to 25% of the casino cost.
Such infrastructure facilities shall include any of the following: a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Commission may in its discretion reduce the number of rooms required, where it is shown to the Mississippi Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load, and parking spaces may also be reduced as needed for small casinos. Because the amended regulation "grandfathers" in existing licensees (and applicants for a license receiving a finding of site suitability from the Mississippi Commission) prior to February 20, 1999, the amendment imposes no new requirement on the Company.

  In 1998, two referenda were proposed which, if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. Each of the proposals were ruled illegal by Mississippi State judges because, among other reasons, they failed to include required information regarding the anticipated effect on government revenues. The Mississippi Supreme Court affirmed the Circuit Court first ruling, but only on procedural grounds.

  On March 22, 1999, another such referendum was filed with the Mississippi Secretary of State. The language of this most recent proposal also fails to include information regarding its anticipated effect on government revenues and may be subject to legal challenge on the same basis that the two proposals were successfully challenged. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt such a proposal on the ballot, would be November 2000. It is likely at some point that a revised initiative will be filed which would adequately address the issues regarding the effect on government revenues of prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters. If such a referendum were passed and gaming were prohibited in Mississippi, it would have a materially adverse effect on the Company.

  Iowa Gaming Regulations. In 1989, the State of Iowa enacted The Excursion Gambling Act which legalized riverboat gaming on the Mississippi and Missouri Rivers and certain other waterways located in Iowa. Pursuant to The Excursion Gambling Act, the Iowa Racing and Gaming Commission (the "IRGC") was established with jurisdiction to regulate all gaming operations in Iowa.
In May 1994, the Iowa gaming laws were amended to remove all per passenger loss limitations, size of bet limitations and restrictions on the percentage of space on a riverboat which may be utilized for gaming and authorized the Iowa Commission to set cruising schedules for riverboats and to permit dockside gaming throughout the year.

  The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the IRGC and various county and municipal ordinances concerning, among other things, the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. All gaming operators must be approved and licensed by the IRGC. Initial gaming licenses are issued for not more than three years and are subject to annual renewals thereafter. The IRGC has broad discretion with respect to such renewals. Licenses issued by the IRGC may not be transferred to another person or entity. The Company is required to submit detailed financial and operating reports to the IRGC. Contracts in excess of

$50,000 or in which the term exceeds three years and all related party transactions must be submitted to and approved by the IRGC.

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

  Pursuant to its rule-making authority, the IRGC requires all employees of TCG and certain key employees of the Company to be licensed by the IRGC. In addition, anyone having a material relationship or involvement with the Company may be required to be found suitable or to be licensed. The IRGC has jurisdiction to disapprove a change in position by such officers or key employees and the power to require the Company to suspend or dismiss officers, directors or key employees or sever relationships with other persons who refuse to file appropriate applications or whom the IRGC finds unsuitable to act in such capacities.

  The IRGC may also require any individual who has a material relationship with the Company to be investigated and licensed or found suitable. Any person who acquires 5% or more of the Company's equity securities must be approved by the IRGC prior to such acquisition. The applicant stockholder is required to pay all costs of such investigation.

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

  Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities are subject to extensive state and local regulation. The Missouri Commission has broad discretion to revoke or suspend gaming licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations promulgated thereunder. These penalties may include forfeiture of all gaming equipment used for improper gaming and fines of up to three times an operator's highest daily gross adjusted receipts during the preceding twelve months. Licenses issued by the Missouri Commission to conduct gaming operations are subject to periodic renewals and may not be transferred or pledged as collateral. License fees are a minimum of $25,000 annually after the initial license application. In addition, each licensee must pay the entire cost of Missouri Highway Patrol officers and gaming enforcement agents assigned to it. Each applicant has an ongoing duty to update the information provided to the Missouri Commission in the application. In addition to the information required of the applicant, directors, officers and other key persons must submit applications which include detailed personal and financial information and are subject to thorough investigations. Applications filed with the Missouri Commission are continuously "pending" and any issue may be reopened at any time. The Missouri Commission has the authority to investigate any potential violation of the Missouri Gaming Law. In addition, the Missouri Commission may take enforcement action against a licensee for the failure of that licensee to comply with any other law. All gaming employees must obtain an occupational license issued by the Missouri Commission. The Company, its subsidiaries and certain of its officers and employees are subject to various regulations. The Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to, and approval by, the Missouri Commission: any issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest, any private incurrence of debt by the licensee or any holding company of $1.0 million or more, any public issuance of debt by a licensee or its holding company, and certain defined "significant related party transactions." In addition, the licensee must notify the Missouri Commission of other transactions, including the transfer of five percent or more of an ownership interest in the licensee or holding company, and any transaction of at least $1.0 million. The restrictions on transfer of ownership apply to the parent as well as the direct licensee, PRC-Missouri.

  The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer that licensees must pay to the Missouri Commission, a 20% tax on adjusted gross receipts (in addition to other state taxes and license fees), a minimum payout requirement of 80% for slot machines, prohibitions against providing credit to gaming customers (except for the use of credit cards and checks) and a requirement that each licensee reimburse the Missouri Commission for all costs of any Missouri Commission staff necessary to protect the public on the licensee's riverboat. Licensees must also submit audited quarterly financial reports to the Missouri Commission and pay the associated auditing fees. The Missouri Gaming Law provides for a loss limit of five hundred dollars per person per excursion and requires simulated "cruises." The internal operating procedures and controls of each facility is subject to the approval of the Missouri Commission. The purchase and sale of slot machines and other gaming equipment is subject to regulation, and must be purchased from a licensed supplier. The Missouri Commission requires comprehensive safety inspections and compliance with local ordinances even if the U.S. Coast Guard no longer has safety jurisdiction over a facility. The Missouri Commission regulates security and surveillance, and the control of cash and chips. Liquor licenses are regulated by the Missouri Commission, not local or other state agencies. Although the Missouri Gaming Law does not limit the amount of riverboat space that may be used for gaming, the Missouri Commission is empowered to impose such space limitations through the adoption of rules and regulations.

  Non-Gaming Regulations

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

  The Environmental Protection Agency and the U.S. Attorney's Office for the Eastern District of Missouri conducted a federal criminal investigation with respect to compliance by President Missouri with federal environmental laws in connection with the operation of the "Admiral" in St. Louis. In July 1998, the Company entered a guilty plea of violating the Rivers and Harbors Act of 1899, by discharging pollutants into the Mississippi River without a permit during fiscal year 1996. See "Legal Proceedings."

  All vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessels and require that each vessel be operated by a minimum complement of licensed personnel. Loss of the vessel's Certificate of Inspection would preclude its use as a riverboat. Every five years, excursion vessels must be dry docked for an inspection of the outside of the hull resulting in a loss of service which may have an adverse effect on the Company. Less stringent rules apply to permanently moored vessels. In addition, portions of the facilities may be subject to local building codes and the requirements of state authorities including applicable gaming regulatory authorities.

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

  Employees

  As of February 28, 1999, the Company had approximately 2,800 employees.

  On April 19, 1999, certain gaming, service and maintenance employees of President Riverboat Casino-Missouri, Inc. ratified a three-year collective bargaining agreement setting out wages, benefits and other terms and conditions of employment. The labor agreement covers approximately 330 of the Company's 800 St. Louis employees.

Item 3.  Legal Proceedings.

  On January 16, 1997, a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claimed in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen sought as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. In November 1998, the Court granted the Company's motion for summary judgment and dismissed Whalen's claim for conversion. Whalen has appealed the Court's decision and such appeal is now pending.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially the same claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. Discovery as to the appropriateness of the named plaintiffs as class representatives has commenced. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  On April 11, 1997, an action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGEL"). AGEL is the subject of bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of Mississippi, (the "Bankruptcy Court") and is the owner of the "Biloxi Barge" which is utilized in connection with the Company's Biloxi operations pursuant to the initial charter agreement between AGEL and Charter Corp. The action filed by AGEL alleged that PRC-Mississippi and Charter Corp., a wholly-owned subsidiary of the Company, did not comply with their respective obligations under the initial charter agreement. The Company asserted that AGEL breached its obligations under the initial charter agreement and, in connection therewith, withheld a portion of the charter payments due to AGEL under the initial charter agreement. In October of 1998, this action was dismissed with prejudice pursuant to a settlement agreed upon by the parties. Pursuant to the settlement, the Company made payments totaling $3.9 million, representing back rent of $0.2 million per month from December 1997 through October 1998, and a lump sum payment of $1.5 million.

  Charter Corp. has taken the position that AGEL agreed to grant Charter Corp. an extension of the charter of the vessel beyond its current expiration date of April 15, 2000. Charter Corp. and AGEL have submitted the terms of such extension to arbitration, which is currently proceeding. Charter Corp. and AGEL are currently discussing a satisfactory resolution of this matter. However, there can be no assurance that the parties will be able to resolve this matter satisfactorily. The failure of Charter Corp. to secure an acceptable extension of the charter agreement pursuant to an agreement with AGEL or pursuant to the pending arbitration proceeding would result in the loss of the use of the "Biloxi Barge" in connection with the Company's Mississippi operations. In the event that the Company is unable to obtain an appropriate alternative vessel, such loss of the use of the "Biloxi Barge" would result in a material adverse affect on the future results of operations of the Company.

  Pursuant to its existing charter agreement for the "Biloxi Barge," Charter Corp. has a "right of first refusal" to acquire the "Biloxi Barge" should the owner decide to sell the vessel. The right of first refusal is exercisable on the same financial terms contained in any offer received by the owner for purchase of the vessel. In a motion by Charter Corp. pending in the bankruptcy court to enforce its right of first refusal, AGEL has objected to the enforcement of the right of first refusal and has asked the court to treat Charter Corp. as any other third-party bidder in any future auction or sale of the "Biloxi Barge." There can be no assurance that Charter Corp.'s motion will be ruled upon favorably by the bankruptcy court.

  In addition, in the above proceeding, an action captioned "International Game Technology v. President Casinos, Inc., President Mississippi Charter Corporation, President Riverboat Casino-Mississippi, Inc. and President Riverboat Casinos, Inc." was filed in the Circuit Court of Harrison County, Mississippi, Second Judicial District, by International Game Technology ("IGT"). The action was removed to the United States District Court, Southern District of Mississippi, Biloxi Division, on March 11, 1998, and was subsequently referred to the United States Bankruptcy Court for the Southern District of Mississippi where it is captioned "In re AmGam Associates, a Mississippi General Partnership, Chapter 11 Reorganization Case No. 95-07864-SEG, Adversary Proceeding 98-05095." This action alleges that certain subsidiaries of the Company assumed certain obligations of the owner of the "Biloxi Barge" to IGT with respect to certain slot machines. IGT prays for damages of $3.3 million, plus late fees and attorneys' fees under the terms of what is alleged to be the assumption agreement. The Company vigorously denies that it or any subsidiary has assumed any obligations to IGT, and the Company has filed a Motion to Dismiss or in the alternative for Summary Judgment on this action on the basis that IGT's claim is time-barred and subject to the principles of res judicata. At this time, however, the outcome of this litigation cannot be determined.

 A shareholder derivative suit captioned Mizel v. John E. Connelly et. al. was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort and Broadwater Towers and a related golf course, from an entity wholly-owned by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, the award of damages to the Company and attorneys fees and costs. The case is in the preliminary stages. The Company has filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. Based on management's evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously. The suit is covered under the Company's directors and officers insurance policy. Because this is a derivative action, the result of a successful judgment would be a reimbursement to the Company from the Directors on account of their alleged breaches of their duty to exercise an informed business judgment and because of their waste of corporate assets. Because the Company believes the Directors have meritorious defenses to the allegations, it does not anticipate any material recovery in the action.

  The Environmental Protection Agency ("EPA") and the U.S. Attorney's Office for the Eastern District of Missouri conducted a federal criminal investigation with respect to compliance by President Missouri with federal environmental laws in connection with the operation of the "Admiral" in St. Louis. In July 1998, the Company entered a guilty plea of violating the Rivers and Harbors Act of 1899, by discharging pollutants into the Mississippi River without a permit during fiscal year 1996. The Company was assessed a $0.2 million fine, of which $0.1 million was permanently stayed as a result of capital improvements and training so as to prevent any future reoccurrence of this nature. The Company was also assessed $0.2 million in restitution to the Missouri Highway Patrol. All assessed amounts had been fully accrued during fiscal year 1996. The Company is not aware of any other potential fines related to Environmental Regulations violations pending.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

Item A.

Executive Officers of the Company.

  The executive officers of the Company, together with their respective ages and positions with the Company, are set forth below.

         Name           Age        Positions with the Company
         ----           ---        --------------------------
   John E. Connelly      73        Chairman of the Board and Chief
                                     Executive Officer
   John S. Aylsworth     48        President, Chief Operating
                                     Officer and Director
   Terrence L. Wirginis  47        Vice Chairman of the Board,
                                     Vice President-Marine and
                                     Development and Director
   James A. Zweifel      53        Executive Vice President and
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

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

  The Company's Common Stock was delisted from the Nasdaq National Market effective the close of business November 19, 1998, because the Company no longer met the requirements of net tangible assets of $4.0 million. The stock continues to trade on the OTC Bulletin Board under the symbol "PREZ". Prior to being delisted, the Company's stock had been traded on the Nasdaq National Market since December 11, 1992. Prior thereto, there was no established public trading market for the Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for the Common Stock, as reported by the Nasdaq National Market or the OTC Bulletin Board:

                                                High        Low
                                               ------      -----
            Fiscal 1999
              First Quarter................   $ 3.6250    $ 1.7812
              Second Quarter...............   $ 3.3125    $ 1.5000
              Third Quarter................   $ 1.7188    $ 0.3125
              Fourth Quarter...............   $ 3.7500    $ 0.5000

           Fiscal 1998
              First Quarter................   $ 4.8750    $ 3.0000
              Second Quarter...............   $ 5.6250    $ 2.0625
              Third Quarter................   $ 7.0000    $ 2.8125
              Fourth Quarter...............   $ 4.7500    $ 2.8750

  On May 27, 1999, there were approximately 1,559 holders of record of the Company's Common Stock.

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

                                                        Years Ended February 28/29, (1)
                                              1999       1998       1997       1996        1995
                                             ------     ------     ------     ------      ------
                                                     (in thousands, except share data)
Consolidated Statement of Operations Data:
Total operating revenues..................  $205,512   $187,535   $187,027   $192,685   $160,350

Operating income (loss)...................  $  5,857   $  2,827   $  3,784   $(21,471)  $(13,224)

Income (loss) before extraordinary item
  and cumulative effect of a change
  in accounting principle (2).............  $(14,892)  $(15,037)  $ (8,785)  $(58,150)  $(16,179)

Net income (loss).........................  $(14,892)  $(15,037)  $ (8,785)  $(58,150)  $(20,232)

Basic and dilutive loss per share.........   $ (2.96)   $ (2.99)   $ (1.74)   $(11.55)   $ (4.02)

Consolidated Balance Sheet Data:
Total assets..............................  $172,858   $187,256   $155,904   $168,024   $234,275
Long-term liabilities.....................  $139,379   $135,084   $104,862   $105,082   $112,917
Stockholders' equity (deficit)............  $ (6,208)  $  8,684   $ 23,721   $ 32,506   $ 90,656

(1) Gaming operations commenced in Davenport, Iowa on April 1, 1991, in Biloxi, Mississippi on August 13, 1992, in Tunica, Mississippi on December 6, 1993 and in St. Louis, Missouri on May 27, 1994. On July 8, 1994, the Company's Tunica, Mississippi operations were terminated.

     Hotel operations commenced in Davenport, Iowa on October 30, 1990 and in Biloxi, Mississippi on July 27, 1997.

(2) During fiscal year 1995, the Company realized a $4,053 extraordinary loss on the exchange of subordinated notes. During fiscal year 1994, the Company recognized the cumulative effect of changing to a different method of accounting for income taxes of $602.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion, which covers fiscal years 1997 through 1999, should be read in conjunction with the consolidated financial statements of the Company and the separate financial statements of The Connelly Group, L.P. and PRC Holdings Corporation and the notes thereto included elsewhere in the report.

Overview

  The Company's operating results are affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the results of pursuing various development opportunities and general weather conditions. Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods. The Company's operations are not significantly effected by seasonality.

  --Competition

  Intensified competition for patrons continues to occur at each of the Company's properties.

  Since gaming began in Biloxi in August 1992, there has been steadily increasing competition along the Mississippi Gulf Coast, and in nearby New Orleans and elsewhere in Louisiana and Mississippi. Several large hotel/casino complexes have been built in recent years with the largest single resort in the area opening in March 1999. There are currently twelve casinos operating on the Mississippi Gulf Coast. See "Potential Growth Opportunities" regarding a master plan for a destination resort the Company is developing in Biloxi, Mississippi.

  Within a 45-mile radius of the Quad Cities, the Company's Davenport operation competes with three other casino operations. Expansion and increased marketing by these competitors continues to escalate, resulting in increased promotional and marketing costs for the Company's Davenport operation.

  Competition is intense in the St. Louis market area. There are presently five other casino companies operating eight casinos in the market area. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "Admiral" and the second 20 miles upriver. There are three Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River, one in the City of St. Charles, Missouri and two in Maryland Heights, Missouri. The two in Maryland Heights opened in March 1997.

  --Regulatory Matters

  Differences in gaming regulations in the St. Louis market between Illinois and Missouri operators give competitive advantages/disadvantages to the various operators. While Missouri regulations do not require the vessels to actually cruise, simulated cruising requirements are imposed which restrict entry to a vessel to a 45-minute period every two hours. Those competitors having two casino vessels can alternate hourly boarding times and provide virtually continuous boarding for their guests. Thus, they have a distinct competitive advantage over the Company, which has only one vessel, the "Admiral." Illinois casino vessels are required to cruise, thereby limiting ingress and egress to their casinos. Other Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake gamblers; additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any easing of the loss limits or the boarding requirements in Missouri would have a positive impact on the Company's St. Louis market, while any easing of the cruising requirements in Illinois would have a negative impact on the Company's St. Louis market.

  In Iowa, an excursion gambling boat must operate at least one excursion each day for 100 days during the excursion season from April 1 through October 31. Excursions must last a minimum of two hours. While an excursion gaming boat is docked, passengers may embark or disembark at any time. As stated above, Illinois boats are required to cruise. Any change in the Illinois legislation related to these requirements could have a negative impact on the competitive environment in the Davenport market.

  On May 25, 1999, the Illinois legislature sent to the Governor a bill to eliminate boarding and cruising restrictions.

  On May 27, 1999, the Missouri Gaming Commission announced its plan to abolish boarding restrictions by the Fall of 1999.

  The Company temporarily removed its casino vessel, the "President," from service in Davenport (from November 12, 1995 to April 3, 1996) for its Coast Guard mandated five-year hull inspection and to make certain improvements to the facility. During such period, the Company temporarily replaced the "President" with a smaller vessel, "President Casino-Mississippi," thereby reducing Davenport's gaming square footage from approximately 37,000 square feet to 21,000 square feet. The Company's next hull inspection must take place before March 2001.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. The Davenport casino operations were temporarily suspended for thirteen days during April 1997, as a result of flooding on the Mississippi River. Also as a result of flood conditions, the Company temporarily suspended operations aboard the "Admiral" in St. Louis for three days in May and eight days in June of 1996. Although the Company was not forced to suspend its St. Louis operations during fiscal years 1999 and 1998 from adverse weather conditions, high waters caused reduced parking and a general public perception of diminished access to the casino which combined to negatively impact revenue during the period. Additionally, the Company suspended its Biloxi casino operations from

September 25, 1998 until October 1, 1998 due to Hurricane Georges.

   St. Louis Barge Accident

  On April 4, 1998, the "Admiral" was struck by runaway river barges which resulted in the severing of several of the vessel's mooring lines and boarding ramps. Although the boarding ramps were lost and significant costs were incurred returning the "Admiral" to its mooring site, the vessel sustained no hull or structural damage and minimal damage to its bow apron. There were no reports of serious injuries to the approximate 2,300 guests and employees aboard. The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company maintains adequate property, liability and business interruption insurance which minimized the financial impact of the accident. The deductible that applied against these policies was $1.1 million. The Company is pursuing the owners of the towboat that were involved in the accident to recover any uninsured losses.

  --Potential Growth Opportunities

  Biloxi, Mississippi

  On July 24, 1997, the Company, through a newly created subsidiary, President Broadwater Hotel, LLC ("PBLLC"), purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which was wholly-owned by John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. The property comprises approximately 260 acres and includes two hotels, a 138-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is currently the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement. The Company invested $5.0 million in PBLLC. PBLLC financed the purchase with $30.0 million of outside financing and issued a $10.0 million membership interest to the seller. Such financing is non-recourse to the Company.

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7.0 million which will be fully earned and nonrefundable when the Indebtedness is repaid. As of February 28, 1999, the accrued loan fee of $3.6 million is included in the Company's long-term liabilities.

  The Company is currently developing a master plan for this real estate. It is anticipated that the master plan will include the development of a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming and would include the demolition of the existing hotels. Management believes that with its beachfront location and contiguous golf course, the Broadwater Property is the best site for such a development in the rapidly growing Gulf Coast market.

  In January 1999, the Company received the approval of the Mississippi Department of Marine Resources ("DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers and the Mississippi Department of Environment Quality. The Company is currently performing environmental impact studies.

  In March 1999, to facilitate its proposed master plan development, the Company entered into contracts with the State of Mississippi and the owners of Deer Island to purchase for $15.0 million and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located just offshore of Biloxi, Mississippi. It is primarily a wilderness which the state would preserve for use by the people of Mississippi. This transaction completes another essential step towards securing the necessary agreements and approvals from the State of Mississippi for the Company's "Destination Broadwater" resort development -- a full-scale luxury destination resort President plans to develop in Biloxi, Mississippi. The purchase and conveyance of the title are contingent on the occurrence of various events, including the issuance to the Company of all required federal, state, and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino license necessary for development of Destination Broadwater.

  Philadelphia, Pennsylvania

  In December 1993, the Company entered into a lease/purchase option agreement covering an 18-acre river front site and a city-owned pier located immediately contiguous to this property in Philadelphia, Pennsylvania. This option agreement expired December 31, 1996. In fiscal year 1996, the Company wrote-off its $11.0 million investment in this option due to the uncertainty as to the timely passage of Pennsylvania riverboat gaming legislation prior to the expiration of the option.

  In May 1996, the Company entered into a separate agreement to secure additional lease rights with respect to the same property. As part of the agreement, the Company paid $2.0 million to secure the right to purchase additional options for five separate periods extending from January 1, 1997 through December 31, 1999.

  In December 1996, the parties modified and the Company exercised a new option agreement to secure the above Pennsylvania lease rights for the period January 1, 1997 through December 31, 1997. Pursuant to the modified option agreement, the Company remitted $1.2 million. During the option period and the lease period, the Company was obligated to pay all maintenance costs, taxes and insurance with respect to the property.

  In September 1997, the parties further modified the lease and the option agreements for its lease rights in Philadelphia. Pursuant to the second modification of the lease agreement, the Company remitted $1.2 million for the second preliminary term extension for the period from January 1, 1998 through September 30, 1998. This term extension was extended through December 31, 1998 on a month to month basis for $0.1 million per month beginning in October 1998. The Company also extended its right to secure additional option periods through December 31, 2000. The remaining terms and conditions of the agreements were substantially unchanged.

  In October 1998, the parties further modified the Philadelphia lease and the option agreements. Pursuant to the terms of the third modification, the Company extended its option through September 30, 1999, on a quarter-to-quarter basis for $0.4 million per quarter beginning October 1998. The Company remitted $0.4 million for each of the quarters ended December 31, 1998 and March 31, 1999. The Company also obtained the right to secure additional option periods through December 31, 2001.

  On February 9, 1999, the Pennsylvania House of Representatives approved a bill allowing riverboat casinos to be included in a non-binding statewide gambling referendum on May 18, 1999. On March 8, 1999, the state Senate voted 28-21 that the non-binding referendum would not be submitted to the voters. Based on the Company's analysis of the likelihood of timely passage of Pennsylvania gaming legislation, the Company wrote off the remainder of its investment in Philadelphia of $1.1 million and notified the lessors of management's intent not to renew the options under the then current terms.
The Company is currently in negotiations with the lessor with respect to a new lease option agreement with substantially revised terms.

  New York, New York

  The Company pursued a gaming license for a "cruise-to-nowhere" operation in New York City utilizing "President Casino New Yorker." In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations. The Company incurred $2.6 million in costs pursuing a New York City license during fiscal year 1999.

Results of Operations

  The results of operations for fiscal years 1999, 1998 and 1997 include the gaming results for Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri, and of much lesser significance, the non-gaming operations for Davenport (the Blackhawk Hotel) and St. Louis (Gateway Riverboat Cruises). Beginning in July 1997, the results of operations in Biloxi include the results of the Broadwater Property.

  The following table highlights the results of the Company's operations.

                                         Twelve Months Ended
                                              February 28,
                                     1999        1998        1997
                                    ------      ------      ------
                                            (in millions)
Davenport, Iowa Operations
  Operating revenues               $  78.9     $  73.5      $  68.5
  Operating income                 $  11.6     $   9.6      $   9.4

Biloxi, Mississippi Operations
  Operating revenues               $  59.6     $  44.6      $  43.8
  Operating income (loss)          $   5.1     $  (2.3)     $  (2.9)

St. Louis, Missouri Operations
  Operating revenues               $  63.9     $  67.9      $  70.8
  Operating income                 $   0.6     $   2.7      $   1.9

Corporate Leasing Operations
  Operating revenues               $   3.0     $   1.5      $   3.9
  Operating income (loss)          $   0.3     $  (0.5)         1.2

Corporate Administrative
  and Development
  Operating loss                   $ (11.7)    $  (6.7)      $ (5.8)

  The following table highlights certain supplemental measures of the Company's financial performance.

                                         Twelve Months Ended
                                              February 28,
                                     1999        1998        1997
                                    ------      ------      ------
                                        (numbers in millions)
Davenport, Iowa Operations
  EBITDA                           $  16.3     $  14.2      $  13.6
  EBITDA margin                       20.7%       19.3%        19.9%

Biloxi, Mississippi Operations
  EBITDA                           $   7.9     $   0.6      $   0.0
  EBITDA margin                       13.3%        1.3 %        N/A

St. Louis, Missouri Operations
  EBITDA                           $   5.9     $   7.9      $   7.0
  EBITDA margin                        9.2%       11.6%         9.9%

Corporate Leasing Operations
  EBITDA                           $   1.8     $   1.1      $   4.4
  EBITDA margin                       60.0%       73.3%         N/A

Corporate Administrative
  and Development
  EBITDA                           $ (11.7)    $  (6.7)     $  (5.8)

  "EBITDA" consists of earnings from operations before interest, income taxes, depreciation and amortization. For the purposes of this presentation, EBITDA margin is calculated as EBITDA divided by operating revenue.

  EBITDA and EBITDA margin are not determined in accordance with generally accepted accounting principles. Since not all companies calculate these measures in the same manner, the Company's EBITDA measures may not be comparable to similarly titled measures reported by other companies.

  EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows from operational activities as a measure of liquidity. The Company has presented EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest, depreciation and amortization.

Fiscal 1999 Compared to Fiscal 1998

  Operating revenues. The Company generated consolidated operating revenues of $205.5 million during fiscal 1999 compared to $187.5 million during fiscal 1998, an increase of $18.0 million or 9.6%. While the Davenport and Biloxi operations experienced increases in revenue of $5.4 million and $15.0 million, respectively, the St. Louis operations experienced a decrease in operating revenues of $4.0 million. Additionally, the corporate leasing operation experienced a $1.5 million increase in charter revenues as a result of having negotiated a new charter agreement with a third party during fiscal 1999.

  Gaming revenues from the Company's Davenport operations were positively affected by an increase in the overall gaming market in Davenport during fiscal 1999, compared to fiscal 1998 and by the lack of any suspension of operations during the period for flood conditions which caused the temporary suspension of operations for thirteen days during fiscal 1998. In Biloxi, an increase in both overall market and the casino's percent of market share has contributed to the increase in the gaming revenues. Gaming revenues from the Company's St. Louis operations were negatively impacted by the barge accident in April of fiscal 1999 which caused the casino to be closed for 26 days, and contributed in loss of market share thereafter.

  The Company's revenues from food and beverage, hotel, retail and other (net of promotional allowances) were $28.6 million during fiscal 1999, compared to $18.1 million during fiscal 1998, an increase of $10.5 million or 58.0%. The increase was largely attributable to (i) the Broadwater Property that contributed $9.4 million in fiscal 1999 compared to $5.1 million in fiscal 1998, which was the result of the timing of its acquisition in July 1997; (ii) an increase in insurance proceeds to $4.2 million in fiscal 1999 compared to $0.5 million in fiscal 1998 primarily related to the suspension of operations in St. Louis; and (iii) an increase of $1.5 million in charter revenues as a result of having negotiated a new charter agreement with a third party during fiscal 1999.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $103.3 million during fiscal 1999, compared to $99.8 million during fiscal 1998, an increase of $3.5 million or 3.5%. The increase in gaming costs was primarily attributable to the increase in gaming revenues of $7.4 million and those costs directly affected by the increased revenue levels, such as gaming and boarding taxes. As a percentage of gaming revenues, gaming and gaming cruise costs decreased to 58.4% in fiscal 1999 from 58.9% during fiscal 1998.

  The Company's consolidated selling, general and administrative expenses were $54.6 million during fiscal 1999, compared to $50.4 million during fiscal 1998, an increase of $4.2 million or 8.3%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 26.6% during fiscal 1999, from 26.9% during fiscal 1998. The increase in selling, general and administrative expenses is primarily related to (i) the timing of the acquisition of the Broadwater Property in July 1997, which contributed to a net $0.8 million of the increase; (ii) $0.7 million St. Louis property tax refund recognized in fiscal 1998 which related to prior years; (iii) the accrual of $0.6 million for a lawsuit in St. Louis related to a guest injury in fiscal 1999; (iv) $0.4 million increase as the result of taking possession of "President Casino New Yorker" from a former charterer and preparing the vessel for re-charter; (v) $2.7 million for repairs of the "Admiral" as a result of the barge accident; and (vi) a general increase in selling, general and administrative expenses as a result of an increase in operating revenues. Such increases were partially offset by a $1.0 million savings in Biloxi largely as a result of re-negotiating in fiscal 1998 the barge lease used in the Biloxi operations.

  Depreciation and amortization expenses were $14.4 million during both fiscal 1999 and 1998. The Company recognized no impairment of long-lived assets during fiscal 1999, compared to $0.4 million during fiscal 1998. The fiscal 1998 write-offs were primarily related to obsolete equipment.

  During fiscal 1999, the Company incurred development costs of $6.9 million, of which $3.8 million was related to growth opportunities in Philadelphia, Pennsylvania and $2.6 million related to New York City. In March 1999, the Pennsylvania legislature voted not to hold a referendum on gaming. As a result, the Company expensed all of its investment in the Philadelphia property as of the end of fiscal 1999. Also during 1999, the Company was unsuccessful in obtaining a gaming license to operate a cruise-to-nowhere casino from New York City. During fiscal 1998, the Company incurred development costs of $2.7 million, of which $2.0 million related to the Philadelphia project.

  Operating income. As a result of the foregoing items, the Company had operating income of $5.9 million during fiscal 1999, compared to operating income of $2.8 million during fiscal 1998. The improvement in both Davenport's and Biloxi's operating incomes were the result of improved revenues. The decrease in St. Louis's operating income is primarily the result of the barge accident that resulted in suspended operations.

  Interest expense, net. The Company incurred net interest expense of $19.3 million during fiscal 1999, compared to $17.0 million during fiscal 1998, an increase of $2.3 million or 13.5%. The increase was primarily attributable to an additional $30.0 million of debt incurred by the Company in conjunction with the purchase of the Broadwater Property in July 1997.

  Income taxes. During fiscal years 1999 and 1998, given the level of operations and competition and the overall uncertainty as to the Company's ability to return to profitability, the Company did not recognize a tax benefit generated from operating losses.

  Minority interest expense. The Company incurred $1.5 million in minority interest expense for fiscal 1999, compared to $0.9 million for fiscal 1998. The increase is attributable to the acquisition of the Broadwater Property in late July 1997 and the satisfaction of the preferred capital interest at the Company's Davenport operations.

  Net loss. The Company incurred a net loss of $14.9 million during fiscal 1999, compared to a net loss of $15.0 million during fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997

  Operating revenues. The Company generated consolidated operating revenues of $187.5 million during fiscal 1998 compared to $187.0 million during the fiscal 1997, an increase of $0.5 million or 0.3%. While the Davenport and Biloxi operations experienced increases in revenues of $5.0 million and $0.8 million, respectively, the St. Louis operations experienced a decrease of $2.9 million. Additionally, a the corporate leasing company experienced a $2.4 million decrease in charter revenue as a result of the sale of two of the Company's vessels that in the prior year had been under charter.

  The Company's Davenport operations had increased gaming revenues of $4.8 million. This increase was primarily the result of an increase in market share (excluding the period that operations were suspended) for fiscal 1998 compared to fiscal 1997. This was partially offset by flood conditions which caused the temporary suspension of operations for thirteen days during April 1997. During fiscal 1997, the Davenport operations were negatively affected by construction which adversely affected parking and ingress to the casino (which construction was substantially completed in fiscal 1997) and by the substitution of a smaller vessel for one month of the first quarter. Biloxi and St. Louis operations had decreases in gaming revenue of $3.4 million and $2.7 million, respectively, which offset the Davenport increase. The decreases in both locations were the result of increased competition.

  The Company's revenues from food and beverage, hotel, retail and other (net of promotional allowances) were $18.1 million during fiscal 1998, compared to $16.1 million during fiscal 1997, an increase of $2.0 million or 12.4%. The increase was largely attributable to $5.1 million in revenue contributed by the Broadwater Property, which was acquired in July 1997, and $0.5 million of business interruption insurance proceeds related to the temporary suspension of operations in St. Louis during the prior year that was recognized in fiscal 1998. Such increase was partially offset by a $2.4 million dollar decrease in charter revenues as a result of the sale of the two vessels discussed above.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $99.8 million during fiscal 1998, compared to $100.8 million during fiscal 1997, a decrease of $1.0 million or 1.0%. This decrease in gaming costs was primarily attributable to operating efficiencies and those costs directly affected by the reduced revenue levels, such as gaming and boarding taxes. As a percentage of gaming revenues, gaming and gaming cruise costs remained at 59.0%

  The Company's consolidated selling, general and administrative expenses were $50.4 million during fiscal 1998, compared to $51.0 million during fiscal 1997, a decrease of $0.6 million or 1.2%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 26.9% during fiscal 1998, from 27.3% during fiscal 1997. The decrease was primarily attributable to the reduction of the property tax assessment for the St. Louis property. Accordingly, the Company realized savings of $0.5 million for fiscal 1998 and received a refund in fiscal 1998 of $0.7 million related to the prior year's taxes. The addition of the costs from the newly acquired Broadwater Property was partially offset by the elimination of the marina lease costs.

  During fiscal 1998, the Company recognized a net gain on the sale and disposal of assets of $0.7 million. This gain was primarily related to the sale of unused vessels by the corporate leasing operations. During fiscal 1997, the Company recognized a net gain on the sale and disposal of assets of $1.5 million. This gain was primarily related to the exercise of a purchase option by the charterer of one of the Company's casino vessels.

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

  The Company requires approximately $7.0 million of cash in order to fund daily operations. As of February 28, 1999, the Company had approximately $10.4 million in non-restricted cash and short-term investments available in excess of the approximately $7.0 million required to fund operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make major capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing. The Company is limited by indentures to which it is a party in its ability to raise cash through additional financing and there can be no assurance that the Company would be able to obtain adequate financing on acceptable terms.

  The Company's $3.1 million restricted cash relates to the Broadwater Property. Pursuant to loan agreements pertinent to the Broadwater Property, revenues are deposited to lockboxes that are controlled by the lender. Such revenues include income from the operations of the hotels and golf course and $2.9 million annually ($1.7 in fiscal 1998, since the date of acquisition) of proceeds from rental of the Biloxi casino's mooring site. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements.

  The Company generated cash flow from operating activities of $2.4 million during fiscal 1999, compared to $6.2 million in fiscal 1998.

  Investing activities of the Company used $5.4 million of cash during fiscal 1999, compared to the $41.6 million provided by investing activities during fiscal 1998. During fiscal 1999, $8.2 million was used on expenditures for property and equipment, offset by $2.3 million provided by the maturity of short-term investments. During fiscal 1998, the Company spent $35.4 million, primarily on the acquisition of the Broadwater Property, and spent $1.3 million related to certain lease options in Philadelphia, offset by the receipt of $1.6 million of proceeds primarily from the sale of vessels that the Company did not intend to use in future operations.

  On December 3, 1998, the Company repurchased $25.0 million of its Senior Exchange Notes for $23.8 million. The repurchased notes were used to satisfy the $25.0 million principal payment due September 15, 1999 on the Company's $100.0 million Senior Exchange Notes. The repurchase was funded by the issuance of $25.0 million of new 12% notes due September 15, 2001 (the "Secured Notes"). Under the repurchase agreement, the Company incurs a 1% annual loan fee on the principal balance of $25.0 million until maturity. The Secured Notes have no mandatory redemption obligation and are secured by mortgages on the "Admiral" and the "President Casino New Yorker," as well as subsidiary guarantees.

  The indenture governing the Company's Senior Exchange Notes due 2001 (the "Indenture"), restricts the ability of PCI, TCG and PCI's wholly-owned subsidiaries which are guarantors of the Senior Exchange Notes (collectively, the "Guarantors"), among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Guarantors have the ability to seek to borrow additional funds of $15.0 million and may borrow additional funds for certain uses. The Indenture also provides that the Guarantors must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). The Company intends to utilize all such proceeds in accordance with the Indenture. In the event such proceeds are not so utilized, the Company must make an offer to all holders of Senior Exchange Notes to repurchase at par value an aggregate principal amount of Senior Exchange Notes equal to the amount by which such proceeds exceeds $5.0 million. The Company does not believe that the unutilized proceeds will exceed $5.0 million. Certain provisions of the Indenture do not apply to the Company's consolidated entities which do not guarantee the Senior Exchange Notes.

  The Company has a $3.4 million outstanding term note payable that is collateralized by "President Casino-Mississippi" and various equipment with a net book value of $8.5 million. The Company made $0.4 million of principal payments during both fiscal 1999 and 1998 on said term note. The note contains a covenant whereby the Company must maintain a minimum net worth of $40.0 million. Although the Company's net worth is currently below $40.0 million, the Company received a waiver of the covenant through April 30, 2000. Since the fair market value of the vessel is in excess of the outstanding note balance, management believes that the Company will be able to either renegotiate the terms, pay down a portion of the note or refinance the loan at such time as the waiver terminates.

  TCG, the Company's 95%-owned partnership, maintains a line of credit provided by Firstar Bank, N.A., collateralized by a first mortgage on the M/V "President" and first mortgages on the Blackhawk Hotel with net book values as of February 28, 1999, of $6.9 million and $4.0 million, respectively, and various personal property. During March 1997, the line of credit was increased to $4.5 million, of which $2.2 million is available as of February 28, 1999. The line of credit reduces by $0.9 million each March 31 and terminates in March fiscal 2001. The line of credit is available exclusively to TCG. Distributions from TCG to its general partner are limited by its partnership agreement.

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

  In connection with the Company's proposed "Destination Broadwater" development plan, to date, the Company has not identified any particular financing alternatives or sources as the necessary regulatory approvals have not been obtained. There can be no assurance that the Company will be able to obtain the regulatory approvals or the requisite financing. Should the Company fail to raise the required capital, such failure would materially adversely impact the Company's business strategy.

  If the Company identifies other potential growth opportunities, the Company could pursue a number of alternatives to avail itself of additional capital, including borrowing additional funds either directly or on a stand-alone project basis, financing through lease agreements, selling equity securities and selling assets which are not currently generating revenues. The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming in other potential jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

Nasdaq

  The Company's Common Stock was delisted from the Nasdaq National Market effective the close of business November 19, 1998 for failure to meet certain minimum net tangible asset requirements. The stock continues to trade on the OTC Bulletin Board. The decision by Nasdaq has not had, nor is anticipated to have, a material effect on the operations of the Company.

Prospective Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for

Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of this new standard.

Year 2000

  Background

  In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, information technology ("IT") such as date-sensitive computer software as well as non-IT systems, such as equipment containing micro-controllers or other embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

  Risk Factors

  Date-sensitive IT and non-IT systems and equipment are utilized throughout the Company's properties. As such, the Company is exposed to the risk that Year 2000 problems could disrupt operations at the affected properties and have a material adverse impact upon the Company's operating results.

  The Company is also exposed to the risk of possible failure of IT and non-IT systems external to the Company's operations. These External Risk Factors arise from the fact that the Company's operations, like most businesses, depend upon numerous other private, public, and governmental entities. While these External Risk Factors are not the Company's responsibility and the remediation of these factors is beyond the Company's control, the Company is attempting to monitor these risks and form such contingency plans as the Company deems necessary. As a result of these External Risk Factors, the Company may be materially and adversely impacted even if the Company's own IT and non-IT systems and equipment are Year 2000 compliant. The most significant of these External Risk Factors are as follows:

  *One or more of the Company's suppliers could experience Year 2000 problems that impact the ability of the suppliers to provide goods and services required in the operation of the Company's properties. The Company believes that the impact of such a potential disruption would be limited due to the availability of alternative suppliers, but the Company cannot be sure that such a disruption would not have an adverse impact on the Company's operations.

  *One or more of the Company's utility providers (including electric, natural gas, water, sewer, garbage collection and similar services) could experience Year 2000 problems that impact the ability of the utility to provide the service. Furthermore, the Company could be adversely impacted if disruption of utility services occurred in any of the Company's key customer markets, as this could impact the customary flow of visitors from the affected market.

  *The possible disruption of banking services due to Year 2000 problems could impair the Company's daily banking operations including the deposit of monies and processing of checks. Furthermore, customer's credit card processing and access to cash via automated teller machines could also be disrupted.

  The Company is not in the position to determine whether the External Risk Factors will have a material adverse impact on the Company's operating results. While the Company is developing contingency plans with respect to identified risk factors, the nature of many External Risk Factors is such that the Company does not believe a viable alternative would be available. Consequently, the occurrence of any of the previously listed disruptions could, depending upon the severity and duration of the disruption, have a material adverse impact on the Company's operating results.

  Approach

  The Company has established a task force to coordinate the Company's response to the Year 2000. This task force reports to the Company's Executive Vice President and Chief Financial Officer. The Company is implementing a Year 2000 compliance program at the Company's properties. The program consists of the following phases:

  Phase 1. Compilation of an inventory of IT and non-IT systems that may be sensitive to the Year 2000 problem.

  Phase 2. Identification and prioritization of the critical systems from the systems inventory compiled in Phase 1 and inquiries of third parties with whom the Company does significant business (i.e. vendors and suppliers) as to the state of their Year 2000 readiness.

  Phase 3. Analysis of critical systems to determine which systems are not Year 2000 compliant and evaluation of the costs to repair or replace those systems.

  Phase 4. Repair or replace noncompliant systems and testing of those systems for which a representation as to Year 2000 compliance has not been received or for which a representation was received but has not been confirmed.

  Status

  Phase 1, 2 and 3 are substantially complete, though the Company has not received all responses to inquiries of significant third parties as to their Year 2000 readiness. Phase 4 is ongoing and will continue through August 1999. Based upon the analysis conducted to date, the Company believes all of the major critical systems at the Company's properties are currently compliant or will be compliant by mid-1999. The only significant aspect of the Company's Year 2000 compliance which has been identified to date is the need to replace older computers and software packages whose systems are not Year 2000 compatible.

  Costs

  The total cost to the Company of making the Company's systems Year 2000 compliant is currently estimated to be approximately $0.3 million. Of that amount the Company has incurred approximately $0.2 million as of February 28, 1999. The Company is, however, still in the process of identifying non-compliant systems and the cost of replacing or repairing such systems, so the actual cost of making the Company's systems Year 2000 compliant may be materially greater than the amount the Company currently estimates. The majority of this cost relates to the acquisition of new computer hardware to replace the systems noted above and the purchase of new software to replace non-compliant software. These costs will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the underappreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of the Company's Year 2000 project, are being expensed as incurred and are likewise included in the cost estimated above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Although the majority of debt carries a fixed interest rate, the Company is exposed to interest rate risk in respect to the variable-rate debt maintained.

Item 8.  Financial Statements and Supplementary Data.

  Reference is made to the Index to Financial Statements and Schedules on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers Registrant

  Information regarding the directors and executive officers of the Company is contained in "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

  Information regarding executive officers of the Company is contained in Part I hereof under the caption "Executive Officers of the Company."

Item 11.  Executive Compensation

  Information regarding executive compensation is contained in "Compensation of Executive Officers" included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Information regarding security ownership of certain beneficial owners and management is contained in "Security Ownership of Certain Beneficial Owners and Management" included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

  Information regarding certain relationships and related transactions is contained in "Certain Transactions" included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Financial Statements.

           See the Index to Financial Statements and Schedules on page F-1.

    2.     Financial Statement Schedules.

           See the Index to Financial Statements and Schedules on page F-1.

    3.     Exhibits.

           See Exhibit Index on page F-58.

(b)        Reports on Form 8-K.

           None.
                                      39

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

    Date:   June 1, 1999

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


  /s/ Karl G. Andren                Director
--------------------------
Karl G. Andren


  /s/ Royal P. Walker, Jr.          Director
--------------------------
Royal P. Walker, Jr.


  /s/ Terrence L. Wirginis          Vice Chairman, Vice President and Director
--------------------------
Terrence L. Wirginis


  /s/ James A. Zweifel              Executive Vice President and
--------------------------          Chief Financial Officer
James A. Zweifel

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC.
     Consolidated Financial Statements:
       Independent Auditors' Report ......................................F-2
       Consolidated Balance Sheets as of February 28, 1999 and 1998.......F-3
       Consolidated Statements of Operations for the Years
         Ended February 28, 1999, 1998 and 1997...........................F-4
       Consolidated Statements of Stockholders' Equity for the Years
         Ended February 28, 1999, 1998 and 1997...........................F-5
       Consolidated Statements of Cash Flows for the Years
         Ended February 28, 1999, 1998 and 1997...........................F-6
       Notes to Consolidated Financial Statements.........................F-7
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts................... F-44
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.
II.  THE CONNELLY GROUP, L.P.
     Financial Statements:
       Independent Auditors' Report.......................................F-45
       Balance Sheets as of February 28, 1999 and 1998....................F-46
       Statements of Operations for the Years
         Ended February 28, 1999, 1998 and 1997...........................F-47
       Statements of Partners' Preferred Redeemable Capital and
         General Capital for the Years
         Ended February 28, 1999, 1998 and 1997...........................F-48
       Statements of Cash Flows for the Years
         Ended February 28, 1999, 1998 and 1997...........................F-49
       Notes to Financial Statements......................................F-50
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts....................F-57
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.

INDEPENDENT AUDITORS' REPORT


President Casinos, Inc.:


We have audited the accompanying consolidated balance sheets of President Casinos, Inc. and affiliates as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of President Casinos, Inc. and affiliates as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------




Saint Louis, Missouri
May 14, 1999






                                   PRESIDENT CASINOS, INC.
                                CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share data)
                                                                              February 28,
                                                                            1999       1998
                                                                          --------   --------
ASSETS
Current Assets:
  Cash and cash equivalents.............................................  $ 17,110   $ 19,278
  Restricted cash.......................................................     3,095      4,354
  Short-term investments................................................       275      2,622
  Receivables, net of allowance for doubtful accounts of $357 and $369..     2,588      1,664
  Inventories...........................................................     1,848      1,884
  Prepaid expenses and other current assets.............................     2,497      4,024
                                                                          ---------  ---------
      Total current assets..............................................    27,413     33,826
                                                                          ---------  ---------
Property and Equipment, net.............................................   142,740    149,066
                                                                          ---------  ---------
Other Assets:
  Deferred financing costs..............................................     2,229      2,385
  Lease options.........................................................       --       1,469
  Other assets..........................................................       476        510
                                                                          ---------  ---------
      Total other assets................................................     2,705      4,364
                                                                          ---------  ---------
                                                                          $172,858   $187,256
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt..................................  $  1,886   $  1,895
  Accounts payable......................................................     3,008      3,807
  Accrued payroll and benefits..........................................     7,831      7,479
  Other accrued expenses................................................    14,498     18,329
                                                                          ---------  ---------
      Total current liabilities.........................................    27,223     31,510
                                                                          ---------  ---------
Long-Term Liabilities:
  Notes payable and capital lease obligations...........................   135,813    134,784
  Accrued loan fee......................................................     3,566      1,300
                                                                          ---------  ---------
      Total long-term liabilities.......................................   139,379    136,084
                                                                          ---------  ---------
         Total liabilities..............................................   166,602    167,594
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................
Minority Interest.......................................................    12,464     10,978
Stockholders' Equity (Deficit):
  Preferred Stock, $.01 par value per share; 10,000,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 100,000,000 shares
    authorized; 5,032,952 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (108,239)   (93,347)
                                                                          ---------  ---------
      Total stockholders' equity (deficit)..............................    (6,208)     8,684
                                                                          ---------  ---------
                                                                          $172,858   $187,256
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                   Years Ended February 28,
                                                  1999       1998       1997
                                                 ------     ------     ------
OPERATING REVENUES:
Gaming.....................................    $176,895   $169,467   $170,910
Food and beverage..........................      22,891     20,677     19,691
Hotel......................................       8,139      4,889      1,671
Retail and other...........................      12,525      6,176      7,126
Less promotional allowances................     (14,938)   (13,674)   (12,371)
                                               ---------  ---------  ---------
  Total operating revenues.................     205,512    187,535    187,027
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...................     103,278     99,750    100,847
Food and beverage..........................      14,930     13,994     13,194
Hotel......................................       2,749      1,613        686
Retail and other...........................       2,747      2,299      1,797
Selling, general and administrative........      54,588     50,355     51,030
Depreciation and amortization..............      14,428     14,372     15,324
Development................................       6,921      2,655      1,116
Impairment of long-lived assets............         --         396        728
(Gain) loss on sale of
   property and equipment..................          14       (726)    (1,479)
                                               ---------  ---------  ---------
  Total operating costs and expenses.......     199,655    184,708    183,243
                                               ---------  ---------  ---------

OPERATING INCOME...........................       5,857      2,827      3,784
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Interest income (related party interest
  income of $0, $103 and $260).............         607      1,050      1,159
Interest expense...........................     (19,870)   (18,044)   (14,863)
                                               ---------  ---------  ---------
Total other expense........................     (19,263)   (16,994)   (13,704)
                                               ---------  ---------  ---------
LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST........................     (13,406)   (14,167)    (9,920)
Income tax benefit.........................         --         --      (1,367)
Minority interest..........................       1,486        870        232
                                               ---------  ---------  ---------
NET LOSS...................................    $(14,892)  $(15,037)  $ (8,785)
                                               =========  =========  =========

Basic and diluted net loss per share.......     $ (2.96)   $ (2.99)   $ (1.75)
                                                ========   ========   ========
Weighted average common and dilutive
 potential common shares outstanding.......       5,033      5,033      5,033
                                                 =======    =======    =======
See Notes to Consolidated Financial Statements.

                                    F-4

                          PRESIDENT CASINOS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)

                                               Additional
                                      Common      Paid-In   Accumulated
                                       Stock      Capital     Deficit      Total
                                       -----      -------     --------     -----
Years Ended February 28,
  1997, 1998 and 1999:

Balance as of March 1, 1996.......  $     302   $ 101,729   $ (69,525)  $  32,506
Net loss..........................        --          --       (8,785)     (8,785)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 1997...        302     101,729     (78,310)     23,721
Net loss..........................        --          --      (15,037)    (15,037)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 1998...        302     101,729     (93,347)      8,684
Net loss..........................        --          --      (14,892)    (14,892)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 1999...  $     302   $ 101,729   $(108,239)  $  (6,208)
                                    ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                                           Years Ended February 28,
                                                         1999        1998        1997
                                                        ------      ------      ------
Cash flows from operating activities:
Net loss............................................   $(14,892)   $(15,037)   $ (8,785)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization...................     14,428      14,372      15,324
    (Gain) loss on disposal of assets...............         14        (726)     (1,479)
    Impairment of long-lived assets.................        --          396         728
    Amortization of deferred financing
      costs and discount............................      3,368       2,434       1,091
    Amortization of lease options...................      2,190       1,917         320
    Minority interest...............................      1,486         870         232
    Net change in working capital accounts..........     (4,462)      2,399      (1,667)
    Net change in long-term accounts................        231        (446)       (217)
                                                       ---------   ---------   ---------
      Net cash provided by operating activities.....      2,363       6,179       5,547
                                                       ---------   ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........     (8,222)    (35,374)    (10,582)
  Proceeds from the sale of equipment...............        106       1,601      14,245
  Changes in restricted cash........................      1,259      (4,354)        --
  Purchase of lease options.........................       (856)     (1,325)     (3,368)
  Purchase of short-term investments................        --       (2,022)        --
  Maturity of short-term investments................      2,347         --          408
  Minority interest.................................        --         (104)        --
  Other.............................................        --          (65)        231
                                                       ---------   ---------   ---------
       Net cash provided by (used in)
         investing activities.......................     (5,366)    (41,643)        934
                                                       ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from notes payable.......................     25,000      30,000         --
  Proceeds from capital lease refund................        --          108         --
  Payments on notes payable.........................    (24,150)       (400)       (400)
  Payments on capital lease obligations.............        (15)        (81)       (722)
                                                       ---------   ---------   ---------
      Net cash provided by (used in)
        financing activities........................        835      29,627      (1,122)
                                                       ---------   ---------   ---------
Net increase (decrease) in cash
  and cash equivalents..............................     (2,168)     (5,837)      5,359

Cash and cash equivalents at beginning of year......     19,278      25,115      19,756
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of year............   $ 17,110    $ 19,278    $ 25,115
                                                       =========   =========   =========
See Notes to Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Dollars in thousands, except per share data and unless otherwise stated)

1.  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which the Company has a 100% ownership interest and a wholly-owned entity of the Chairman has preferred rights to certain cash flows (collectively, the "Company" or "PCI"). All material intercompany balances and transactions have been eliminated.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents -- Cash and cash equivalents include highly liquid investments with maturities of ninety days or less at date of purchase.

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

  Short-term Investments -- The Company invests in certificates of deposit and other short-term investments with maturities greater than ninety days at date of purchase. Short-term investments are stated at cost, which approximates market.

  Inventories -- Inventories, consisting principally of food, beverage, retail items and operating supplies, are stated at the lower of first-in, first-out cost or market.

  Property and Equipment -- Property and equipment are recorded at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Repairs and maintenance are expensed as incurred. Improvements are capitalized. Depreciation and amortization, except on property held for sale in which no depreciation or amortization is taken, are computed on a straight-line basis over the following estimated useful lives:

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

  Gaming Revenues and Promotional Allowances -- In accordance with industry practice, the Company recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses, and includes any admission fees collected. All other revenues are recognized by reference to the service provided. Revenues include the retail value of food and beverage, rooms and other items provided on a complimentary basis to customers. The estimated departmental costs of providing such promotional allowances are included in gaming and gaming cruise costs and expenses and consist of the following:

                                     1999       1998       1997
                                    ------     ------     ------
         Food and beverage......   $ 5,777    $ 5,078    $ 4,557
         Rooms..................     1,084        382         --
         Other..................       154        123        194
                                   --------   --------   --------
                                   $ 7,015    $ 5,583    $ 4,751
                                   ========   ========   ========

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

  Basic and Diluted Loss Per Share Information -- Loss per share information is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalent shares from diluted stock options from date of grant, using the treasury stock method. There is no difference between loss per share under the basic and diluted methods due to the antidilutive nature of the stock options, since the Company has had losses in all periods presented.

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

  Comprehensive Income -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires entities to report changes in equity that result from transactions and economic events other than those with shareholders. The Company does not have any items of other comprehensive income (loss). Accordingly, net income
(loss) and comprehensive income (loss) are the same.

  Segment Reporting -- During 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management " approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the Company's financial position or results of operations but did affect the disclosure of segment information (see Note 14).

  Prospective Impact of Recently Issued Accounting Standards -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of this new standard.

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

  Reclassifications -- Certain amounts for fiscal 1998 and 1997 have been reclassified to conform with fiscal 1999 financial statement presentations.

3.  PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                    1999        1998
                                                   ------      ------
      Owned property:
        Land..................................   $    685    $    650
        Land and marina improvements..........      6,531       6,543
        Buildings and improvements............      7,363       5,901
        Riverboats, barges and improvements...     60,827      81,875
        Leasehold improvements................      9,936       9,762
        Furnishings and equipment.............     46,595      43,286
        Property leased to third parties......     20,099         --
        Property held for development or
          sale, at net book value.............     48,944      49,185
        Construction in progress..............      1,839       2,451
                                                 ---------   ---------
                                                  202,819     199,653
          Accumulated depreciation
            and amortization..................    (60,282)    (51,508)
                                                 ---------   ---------
                                                  142,537     148,145
                                                 ---------   ---------
       Property under capital leases..........      2,908       2,908
          Accumulated amortization............     (2,705)     (1,987)
                                                 ---------   ---------
                                                      203         921
                                                 ---------   ---------
            Property and equipment, net.......   $142,740    $149,066
                                                 =========   =========

  On July 24, 1997, the Company acquired certain real estate and improvements from a wholly-owned entity of John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company, located on the Gulf Coast in

Biloxi, Mississippi for $40,500 plus closing costs. The property comprises approximately 260 acres and includes a marina, two hotels and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). The purchase price and related closing costs have been allocated principally to land as the Company anticipates developing this real estate into a full-scale luxury destination resort which would include the demolition of the existing hotels. The following purchase price allocation was based upon a valuation by an independent appraiser:

        Land held for development...................   $ 40,360
        Furnishings and equipment...................        156
                                                       ---------
                                                       $ 40,516
                                                       =========

  The marina is currently the site of the Company's casino operations in Biloxi that had previously been leased by the Company under a long-term related party lease agreement.

  Charter revenues, included in Operating Revenue-Retail and other," for the years ended February 28, 1999, 1998 and 1997, are as follows:

                                           1999       1998      1997
                                          ------     ------    ------

             "New Yorker" (1)........    $ 3,016    $ 1,500   $ 1,242
             "Diamond Jo" (2)........        --         --      1,730
             "Riverclub"  (3)........        --         --        900
                                         --------   --------  --------
                                         $ 3,016    $ 1,500   $ 3,872
                                         ========   ========  ========

(1) During August 1995, the Company entered into a charter agreement to lease "President Casino New Yorker" for a five-year term at an annual rental fee of $1,500 for the first two years and for fair market value thereafter. The charter began in May 1996 and ended in February 1998.

       During July 1998, the Company entered into an agreement to charter "President Casino New Yorker" until February 15, 1999. The initial charter could be extended for three additional two-month periods. The initial charter fee was approximately $400 per month with certain escalations to occur during each of the extension periods. The lessee has exercised the right to extend the charter until June 15, 1999.

(2) During fiscal 1996, the Company entered into an agreement to charter "Diamond Jo" a two-year period beginning September 1995. The terms of the agreement provided the lessee an option to purchase the vessel at any time throughout the charter period. During July 1996, the Company sold the vessel under the terms of the agreement and recognized a net gain of $999 on proceeds of $11,355.

(3) During fiscal 1995, the Company leased a restaurant barge for a two-year period commencing in October 1994. Upon expiration of the charter agreement, the Company sold the barge and recognized a gain of $392 on proceeds of $2,503.

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

4.  INVESTMENT IN MASSENA, NEW YORK PROJECT

  The Company had entered into a joint venture with an unrelated third party to manage a casino to be owned by the Mohawk Indian Tribe on its reservation near Massena, New York. The Company, through a wholly-owned subsidiary, owned a 50% interest in the joint venture. During January 1998, the Company sold its interest in the joint venture for $375 and certain contingent payments. Under the terms of the agreement, the Company was to receive an additional $625 upon the opening of the proposed casino and up to an additional $1,000 out of certain cash flows, if any, from the casino. Although the casino opened in April 1999, the Company has not collected any additional payments and is reviewing its legal options relating to the fulfillment of the contract.

5.  LEASE OPTIONS

  During December 1993, the Company entered into an agreement for the rights to utilize an 18-acre riverfront site in Philadelphia, Pennsylvania (the "Philadelphia Property") either through entering a long-term lease on the property or, under certain conditions, to purchase the property at its determined fair market value. The Company also acquired an option to lease a City-owned pier which is located on property immediately contiguous to the Philadelphia Property (the "Pier"). The Company believes that the Philadelphia Property is a prime gaming site because it is readily accessible from major highways and will permit adequate parking and room for additional development. The Company entered into the option agreements in anticipation of the legalization of gaming in Pennsylvania. The agreements prohibit the Company from owning or managing any gaming facility in Philadelphia, other than a facility to be located on the Philadelphia Property. This option agreement expired December 31, 1996.

  The lessor of the Philadelphia Property also assigned (the "Assignment") to the Company all of the lessor's rights, title and interest under an option agreement with the City of Philadelphia which provides that the lessor may enter into a 99-year lease of the Pier.

  In May 1996, the Company entered into a separate agreement to secure additional lease rights with respect to the same property. As part of the agreement, the Company paid $2,000 to secure the right to purchase additional options for five separate periods extending from January 1, 1997 through December 31, 1999. The first option was for a period of twelve months beginning January 1, 1997. Each of the four remaining option periods were for six-month intervals and required the Company to pay $277 per month through each period. Upon the exercise of any option, the Company would begin a ten-year lease with five (5), five (5) year extensions available. If the Company exercised this option, the Company would be obligated to pay annual rent based upon a combination of fixed minimum payments or a percentage of the Company's "net gaming win" (as defined in the lease agreement), but in no event would such minimum annual rent be less than $3,500. During the option period and the lease period, the Company was obligated to pay all maintenance costs, taxes and insurance with respect to the property.

  In December 1996, the parties modified and the Company exercised its May 1996 option agreement to secure the above lease rights for the period January 1, 1997 through December 31, 1997. Pursuant to the modified option agreement, the Company remitted $1,200.

  In September 1997, the parties further modified the lease and the option agreements. Pursuant to the second modification, the Company remitted $1,200 for the second preliminary term extension for the period from January 1, 1998 through September 30, 1998. This term extension could be extended at the election of the Company through December 31, 1998 on a month-to-month basis for $100 per month beginning October 1998. The Company also extended its right to secure additional option periods through December 31, 2000. The modified agreement also called for contingent payments not to exceed $2,100, if a third party was found for the second gaming site. The remaining terms and conditions of the agreements were substantially unchanged.

  In October 1998, the parties further modified the Philadelphia lease and the option agreements. Pursuant to the terms of the third modification, the Company may extend its option through September 30, 1999 on a quarter-to-quarter basis for $375 per quarter beginning October 1998. The Company has remitted $375 for each of the quarters ended December 31, 1998 and March 31, 1999. The Company also extended its right to secure additional option periods through December 31, 2001.

  On February 9, 1999, the Pennsylvania House of Representatives approved a bill allowing riverboat casinos to be included in a non-binding statewide gambling referendum on May 18, 1999. On March 8, 1999, the state Senate voted 28-21 that the non-binding referendum would not be submitted to the voters. Based on the Company's analysis of the likelihood of timely passage of Pennsylvania gaming legislation, the Company wrote off the remainder of its investment in Philadelphia of $1.1 million and notified the lessors of management's intent not to renew the options under the then current terms.
The Company is currently in negotiations with the lessor with respect to a new lease option agreement with substantially revised terms.

 6.  NOTES PAYABLE

  Notes payable as of February 28, 1999 and 1998, are summarized as follows:

                                                        1999           1998
                                                       ------         ------
   Senior Exchange notes, 13%, principal payments
   of $25,000 due fiscal 2001 and $50,000 due
   fiscal 2002, net of discount of $524...........   $ 74,476        $ 98,121
  Secured Notes, 12%, principal payment of
    $25,000 due fiscal 2002, net of a gain
    on modification of terms of $1,080............     26,080             --
  Term note payable, variable interest rate,
   9.0% as of February 28, 1999, principal
   payment due fiscal 2001........................     30,000          30,000
  Line of credit, prime plus 0.5%, combined
   rate of 8.25% as of February 28, 1999..........      2,251           2,251
  Term note payable, variable interest rate,
   8.31% as of February 28, 1999, principal
   payments due quarterly of $100, with a final
   payment of $2,000 in fiscal 2003...............      3,400           3,800
                                                     ---------       ---------
     Total notes payable..........................    136,207         135,172
       Less current maturities....................       (400)           (400)
                                                     ---------       ---------
        Long-term notes payable...................   $135,807        $134,772
                                                     =========       =========

  Senior Exchange Notes

  During fiscal 1994, the Company completed a private placement of $100,000 of 11.75% (12% effective rate of interest) Senior Subordinated Notes Due 2001 the "Senior Subordinated Notes") and warrants to purchase 150 thousand shares of Common Stock.

  During fiscal 1995, the Company exchanged $100,000 of a newly issued series of the Company's 13% Senior Notes due 2001 (the "Senior Notes"), warrants to purchase an aggregate of 147 thousand shares of the Company's Common Stock and an aggregate cash payment equal to $3,140 for all of its outstanding Senior Subordinated Notes in order to be released from certain restrictive covenants.

  On April 4, 1995, pursuant to a registration rights agreement governing the Senior Notes, the Company exchanged all of the Senior Notes for an equal principal amount of 13% Senior Exchange Notes due 2001 ("Senior Exchange Notes") registered under the Securities Act of 1933, as amended. The Senior Exchange Notes rank equal in right of payment to all present and future senior debt (as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture")) of the Company and its subsidiaries and were payable as follows: 25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG is limited in amount. The Company has since created two new wholly-owned subsidiaries and one limited liability company which do not guarantee the Senior Exchange Notes (the "Non-Guarantors")(see
Note 19). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of a substantial portion of its properties or assets. Each warrant entitles the holder thereof to purchase one share of the Company's Common Stock at $47.55 per share and expires on September 30, 1999.

  The Note Indenture governing the Company's 13% Senior Exchange Notes due 2001 provides that the Company must use the cash proceeds from the sale of assets within 180 days after receipt either (i) to permanently reduce certain indebtedness or(ii) to contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete within 270 days of such receipt). If such cash proceeds are not so utilized, the Company must make an offer to all holders of Senior Notes to repurchase at par an aggregate principal amount of Senior Notes equal to the amount by which such cash proceeds exceed $5,000. The Company does not currently anticipate that unutilized proceeds will exceed $5,000.

  Secured Notes

  On December 3, 1998, the Company repurchased $25,000 of its Senior Exchange Notes. The repurchased notes were used to satisfy the $25,000 principal payment due September 15, 1999 on the Company's $100,000 Senior Exchange Notes. The repurchase was funded by the issuance of $25,000 of new 12% notes due September 15, 2001 (the "Secured Notes"). Under the repurchase agreement, the Company incurs a 1% annual loan fee on the principal balance of $25,000 until maturity. The Secured Notes have no mandatory redemption obligation and are secured by mortgages on the "Admiral" and the "President Casino New Yorker," as well as subsidiary guarantees.

  The aggregate market value of the Senior Exchange Notes and the Secured Notes on February 28, 1999 was $95,500 based on quoted market prices.

  Term Note-9.0%

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7,000 which will be fully earned and nonrefundable when the Indebtedness is repaid. As of February 28, 1999, the Company has accrued $3,566 of this loan fee.

  Line of Credit

  TCG, the Company's 95%-owned partnership, maintains a line of credit provided by Firstar Bank, N.A., collateralized by a first mortgage on the M/V "President" and first mortgages on the Blackhawk Hotel with net book values as of February 28, 1999, of $6,938 and $3,957, respectively, and various personal property. During March 1997, the line of credit was increased to $4,500, of which $2,249 is available as of February 28, 1999. The line of credit reduces by $900 each March 31 and terminates in March fiscal 2001. The line of credit is available exclusively to TCG. Distributions from TCG to its general partner are limited by its partnership agreement.

  Term Note-8.31%

  The 8.31% term note payable is collateralized by the vessel "President Casino-Mississippi" and various equipment with a net book value of $8,472 as of February 28, 1999, and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The Company received a waiver of the net worth covenant through the period ended April 30, 2000, at which time the Company's net worth requirement will return to $40,000. Since the fair market value of the vessel is in excess of the outstanding note balance, management believes that the Company will be able to either renegotiate the terms, pay down a portion of the note or refinance the loan at such time as the waiver terminates.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

  Principal maturities on long-term notes payable as of February 28, 1999, are as follows:

              Years ending February 28/29:
                2000..........................    $    400
                2001..........................      57,651
                2002..........................      75,400
                2003..........................       2,200
                Thereafter....................         --
                                                  ---------
                                                   135,651
                  Plus: Gain, net of discount,
                   on modification of terms...         556
                                                  ---------
                Total maturities..............    $136,207
                                                  =========

7.  CAPITAL AND OPERATING LEASES

  The Company had an operating lease with an affiliate of Mr. Connelly for its Biloxi, Mississippi mooring site, parking facilities, offices and a warehouse. The operating lease was for an initial term of three years with nine renewal options of three years each. In fiscal 1996, the Company exercised its option for the second three-year renewal term. In July 1997, the Company purchased the Broadwater Property subject to the lease as discussed in Notes 3 and 12.

  The Company leases certain levee and other property in Davenport, Iowa, certain docking locations on the St. Louis, Missouri river front and certain other equipment under operating leases. The levee lease and its associated parking lot lease in Davenport expire in 2017 and a second parking lot lease in Davenport expires in 2002 with one fifteen-year renewal option.

  The St. Louis river front leases are generally for ten-year periods with multiple five-year renewal options and are subject to rate changes by the Port Commission every five years. In addition, the St. Louis river front leases provide for rental payments at 2% of adjusted gross receipts (gross receipts net of winnings paid to wagerers). Although the "Admiral" is the only casino in downtown St. Louis, this fee may be adjusted (higher or lower) to equal the percentage of gaming revenues charged on any future properties in the central river front area of St. Louis on which gaming is conducted.

  The marina at the Broadwater Property is the site of the Company's Biloxi casino. The marina is comprised of both fast lands and tidelands. Such lands are controlled by the Company through long-term leases with the State of Mississippi. During August 1992, BH entered into a ten year lease agreement with the State of Mississippi for use of the tidelands (the "Tidelands Lease") for an annual rental fee of $295, subject to five year adjustments as defined by the lease agreement. In November 1993, the Tidelands Lease was amended to allow a new or second vessel be moored, among other items, for an annual rent of $525. Effective in August 1995, in conjunction with the replacement of the M/V "President Casino-Mississippi" with the "Biloxi Barge," BH exercised its rights and the Company's annual rent increased to $525. Effective August 1997, the state adjusted the annual rent to $598 based on the five-year CPI,

in accordance with the terms of the lease.

  During December 1996, BH entered into a 40-year lease agreement (the "Fast lands Lease") with the State of Mississippi for use of the fast lands for an annual rental fee of $21, adjustable every five years as defined in the lease agreement. Concurrent with the purchase of PBLLC, BH sold its interest in the Tidelands Lease and the Fast lands Lease to PBLLC.

  In February 1995, a non-guarantor subsidiary of the Company, President Mississippi Charter Corporation ("Charter Corp.") entered into an operating lease agreement (the "Subcharter Agreement") with PRC-Mississippi to lease a fully equipped dockside casino. The lease period under the Subcharter Agreement commenced on June 15, 1995, concurrent with an agreement (the "Initial Charter Agreement") the Charter Corp. had with American Gaming & Entertainment, Ltd. ("AGEL"). Under the initial terms of the Subcharter Agreement, the rent consisted of monthly payments of $458 through July 1997 and $329 through June 2000, renewable at the option of the Company thereafter under the same terms of the Initial Charter Agreement, if neither the Subcharter Agreement nor the Initial Charter Agreement have been terminated.

  On April 11,1997, AGEL filed an action against the Charter Corp. and the Company with respect to certain disputed charter payments which the Company withheld under the Charter Agreement. In October of 1998, this action was dismissed with prejudice pursuant to a settlement agreed upon by the parties. Pursuant to the settlement, the Company made a lump sum payment of $3,890 and agreed to ongoing payments of $215 per month through April 15, 2000. The Company is also required to pay for all improvements and bear the cost of all taxes, fees and repairs up until the settlement. The amended charter period is from December 1, 1997 until April 15, 2000 and is subject to certain purchase options. The Company continued to accrue under the original terms of the charter and, accordingly, as a result of the settlement, the Company had a deferred rent credit of $791 and $611 at the settlement date and February 28, 1999, respectively, to apply against its future expenses over the remaining life of the lease.

  In conjunction with the lease for the "Biloxi Barge," the Company entered into a capital lease with the barge lessor for certain slot machines. Subsequently, the Company and the lessors renegotiated the payments providing for the forgiveness of future lease payments for a lump sum payment of $900.
A question as to the ownership of these machines has been raised by the manufacturer. The Company has withheld any payment awaiting resolution. (See
Note 10 - Commitment and Contingent Liabilities)

  Rental expense incurred under operating leases was $7,308, $9,597 and $12,847 for the years ended February 28, 1999, 1998 and 1997, respectively.

  All future minimum lease commitments under noncancellable long-term operating leases and capital leases as of February 28, 1999, are as follows:

                                   Non-cancelable
                                      Operating          Capital
                                        Leases           Leases
                                    ------------      ------------
    Years ending February 28/29:
      2000........................    $  4,444          $  1,577
      2001........................       1,970                 5
      2002........................         809                 1
      2003........................         449               --
      2004........................         421               --
      Thereafter..................       4,258               --
                                      ---------         ---------
                                        12,351             1,583
        Less interest amount......         --                (91)
                                      ---------         ---------
     Lease obligations............    $ 12,351             1,492
                                      =========
        Less current maturities...                        (1,486)
                                                        ---------
     Long-term capital lease
       obligations................                      $      6
                                                        =========

8. INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. Given the level of operations, the increased competition and the overall uncertainty as to the timing of the Company's ability to return to profitability, the Company determined that the tax benefit did not satisfy the recognition criteria. Accordingly, a 100% valuation allowance is maintained against the Company's deferred tax assets.

  Income tax expense (benefit) attributable to loss before income taxes, minority interest and extraordinary item for the years ended February 28, 1999, 1998 and 1997, is as follows:

                                           1999       1998       1997
                                          ------     ------     ------
        Current:
          Federal.....................   $    --    $   --    $   --
          State.......................        --        --     (1,367)
                                          --------  --------  --------
                                              --        --     (1,367)
        Deferred:
          Federal.....................        --        --        --
          State.......................        --        --        --
                                          --------  --------  --------
                                              --        --        --
                                          --------  --------  --------
                                          $   --    $   --    $(1,367)
                                          ========  ========  ========

  The difference between the statutory federal tax rate and the effective tax rate, expressed as a percentage of loss before income taxes, minority interest and extraordinary item is as follows:

                                                  1999      1998      1997
                                                 ------    ------    ------

  Statutory tax rate........................     (35.0%)   (35.0%)   (35.0%)
   Increases (decreases) in tax
     resulting from:
       Establishment of a valuation
         allowance...........................     35.0      34.9      29.5
       Nondeductible lobbying expenses.......      0.0       0.1       0.3
       Disallowed meal and
         entertainment expenses..............      0.0       0.0       0.2
       State tax provision (benefit),
         net of federal tax expense..........      0.0       0.0      (8.8)
                                                -------    -------   -------
                                                   0.0%      0.0%    (13.8%)
                                                ========   =======   =======

  The components of the net deferred tax asset are as follows:

                                                     1999          1998
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 52,839      $ 45,295
       Pre-opening costs and intangible
         assets..............................        5,876         7,235
       Accounting reserves...................          785            60
       Tax credits...........................          280           280
       Other.................................        2,772         1,909
                                                  ---------     ---------
                                                    62,552        54,779
       Less: Valuation allowance                   (52,828)      (44,447)
                                                  ---------     ---------
                                                     9,724        10,332
     Deferred tax liabilities:
       Property..............................        9,724        10,332
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of February 28, 1999, the Company had federal, Missouri and Mississippi net operating loss carryforwards of $132,697, $127,888 and $28,688, respectively. These tax benefits will expire between 2008 and 2019 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the company or its subsidiaries.

9.  OTHER ACCRUED EXPENSES

  The components of other accrued expenses are as follows:

                                                 1999        1998
                                                ------      ------

        Interest........................      $  5,643    $  6,343
        Taxes, other than income
          and payroll taxes.............         2,553       2,862
        Accrued lease payments..........           611       3,321
        Other...........................         5,691       5,803
                                              ---------   ---------
                                              $ 14,498    $ 18,329
                                              =========   =========

10. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claimed in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen sought as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. In November 1998, the Court granted the Company's motion for summary judgment and dismissed Whalen's claim for conversion. Whalen has appealed the Court's decision and such appeal is now pending.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially the same claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. Discovery as to the appropriateness of the named plaintiffs as class representatives has commenced. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  On April 11, 1997, an action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGEL"). AGEL is the subject of bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of Mississippi, (the "Bankruptcy Court") and is the owner of the "Biloxi Barge" which is utilized in connection with the Company's Biloxi operations pursuant to the initial charter agreement between AGEL and Charter Corp. The action filed by AGEL alleged that PRC-Mississippi and Charter Corp. did not comply with their respective obligations under the initial charter agreement. The Company asserted that AGEL breached its obligations under the initial charter agreement and, in connection therewith, withheld a portion of the charter payments due to AGEL under the initial charter agreement. In October of 1998, this action was dismissed with prejudice pursuant to a settlement agreed upon by the parties. Pursuant to the settlement, the Company made payments totaling $3,890, representing back rent of $215 per month from December 1997 through October 1998, and a lump sum payment of $1,525.

  Charter Corp. has taken the position that AGEL agreed to grant Charter Corp.

an extension of the charter of the vessel beyond its current expiration date of April 15, 2000. Charter Corp. and AGEL have submitted the terms of such extension to arbitration, which is currently proceeding. Charter Corp. and AGEL are currently discussing a satisfactory resolution of this matter. However, there can be no assurance that the parties will be able to resolve this matter satisfactorily. The failure of Charter Corp. to secure an acceptable extension of the charter agreement pursuant to an agreement with AGEL or pursuant to the pending arbitration proceeding would result in the loss of the use of the "Biloxi Barge" in connection with the Company's Mississippi operations. In the event that the Company is unable to obtain an appropriate alternative vessel, such loss of the use of the "Biloxi Barge" would result in a material adverse affect on the future results of operations of the Company.

  Pursuant to its existing charter agreement for the "Biloxi Barge," Charter Corp. has a "right of first refusal" to acquire the "Biloxi Barge" should the owner decide to sell the vessel. The right of first refusal is exercisable on the same financial terms contained in any offer received by the owner for purchase of the vessel. In a motion by Charter Corp. pending in the bankruptcy court to enforce its right of first refusal, AGEL has objected to the enforcement of the right of first refusal and has asked the court to treat Charter Corp. as any other third-party bidder in any future auction or sale of the "Biloxi Barge." There can be no assurance that Charter Corp.'s motion will be ruled upon favorably by the bankruptcy court.

  In addition, in the above proceeding, an action captioned "International Game Technology v. President Casinos, Inc., President Mississippi Charter Corporation, President Riverboat Casino-Mississippi, Inc. and President Riverboat Casinos, Inc." was filed in the Circuit Court of Harrison County, Mississippi, Second Judicial District, by International Game Technology ("IGT"). The action was removed to the United States District Court, Southern District of Mississippi, Biloxi Division, on March 11, 1998, and was subsequently referred to the United States Bankruptcy Court for the Southern District of Mississippi where it is captioned "In re AmGam Associates, a Mississippi General Partnership, Chapter 11 Reorganization Case No. 95-07864-SEG, Adversary Proceeding 98-05095." This action alleges that certain subsidiaries of the Company assumed certain obligations of the owner of the "Biloxi Barge" to IGT with respect to certain slot machines. IGT prays for damages of $3,306, plus late fees and attorneys' fees under the terms of what is alleged to be the assumption agreement. The Company vigorously denies that it or any subsidiary has assumed any obligations to IGT, and the Company has filed a Motion to Dismiss or in the alternative for Summary Judgment on this action on the basis that IGT's claim is time-barred and subject to the principles of res judicata. At this time, however, the outcome of this litigation cannot be determined.

 A shareholder derivative suit captioned Mizel v. John E. Connelly et. al. was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort and Broadwater Towers and a related golf course, from an entity wholly-owned by Mr. Connelly,

Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, the award of damages to the Company and attorneys fees and costs. The case is in the preliminary stages. The Company has filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. Based on management's evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously. The suit is covered under the Company's directors and officers insurance policy. Because this is a derivative action, the result of a successful judgment would be a reimbursement to the Company from the Directors on account of their alleged breaches of their duty to exercise an informed business judgment and because of their waste of corporate assets. Because the Company believes the Directors have meritorious defenses to the allegations, it does not anticipate any material recovery in the action.

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

Other

  --General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to each such Commission, each of which has broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Davenport license was last renewed in April 1999 and expires April 2000. The St. Louis license was last renewed in May of 1998 and expires in May of 2000. The Biloxi license was last renewed in March of 1999 for a two-year period.

 In July 1996, a law was enacted by the U.S. Congress establishing a National Gaming Impact and Policy Commission to conduct a comprehensive study of the social and economic impacts of gambling in the United States and make recommendations for changes to the policies governing gambling that the Commission may deem appropriate. A report is expected to be made by the

Commission in June 1999. While it is not possible at this time to predict the outcome of the Commission's deliberations, any further regulation at the federal level would result in further regulation of the Company's gaming operations which could have a material adverse impact on the Company's future results of operations.

  --Davenport

  TCG and the Riverboat Development Authority (the "Authority"), an Iowa non-profit corporation, entered into an operator's contract on December 28, 1989, which enables TCG to be the operator of an excursion gambling boat pursuant to the rules and regulations of the Iowa Racing and Gaming Commission. This contract was last amended on March 1, 1998. The contract, as amended, requires TCG to make weekly payments of $28, an annual payment of 2% of adjusted gross receipts in excess of $34,000 for each of the Authority's fiscal years commencing July 1, and an annual payment equal to one dollar and fifty cents for each admission, either paid or complimentary, in excess of 1,117,579 admissions for each contract year. The current contract expires February 28, 2002.

  A proposition to extend the referendum approving riverboat gaming operations in Scott County, Iowa, must be submitted to the county electorate at the general election held in calendar 2002, and the general election held at each subsequent eight-year interval.

  --Biloxi

  In 1998, two referenda were proposed which, if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. Each of the proposals were ruled illegal by Mississippi State judges because, among other reasons, they failed to include required information regarding the anticipated effect on government revenues. The Mississippi Supreme Court affirmed the Circuit Court first ruling, but only on procedural grounds.

  On March 22, 1999, another such referendum was filed with the Mississippi Secretary of State. The language of this most recent proposal also fails to include information regarding its anticipated effect on government revenues and may be subject to legal challenge on the same basis that the two proposals were successfully challenged. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt such a proposal on the ballot, would be November 2000. It is likely at some point that a revised initiative will be filed which would adequately address the issues regarding the effect on government revenues of prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a materially adverse effect on the Company.

  --St. Louis

  The Environmental Protection Agency ("EPA") and the U.S. Attorney's Office for the Eastern District of Missouri conducted a federal criminal investigation with respect to compliance by President Missouri with federal environmental laws in connection with the operation of the "Admiral" in St. Louis. In July 1998, the Company entered a guilty plea of violating the Rivers and Harbors Act of 1899, by discharging pollutants into the Mississippi River without a permit during fiscal year 1996. The Company was assessed a $200 fine, of which $100 was permanently stayed as a result of capital improvements and training so as to prevent any future reoccurrence of this nature. The Company was also assessed $200 in restitution to the Missouri Highway Patrol. All assessed amounts had been fully accrued during in fiscal year 1996. The Company is not aware of any other potential fines related to Environmental Regulations violations pending.

11. AGREEMENT WITH CITY OF DAVENPORT, IOWA

  TCG and the City of Davenport (the "City") are parties to an agreement, which provides, among other things, for the following:

  Fees -- TCG is required to pay certain boarding and docking fees and a special payment in lieu of property taxes to the City. In aggregate, the annual cost of these fees is the higher of $824 or 82.7 cents per passenger. Both the base amount and per passenger charges related to the docking fees are subject to an annual 4% escalator.

  Boat Operations -- TCG may not substitute another vessel to replace "President" in Davenport, Iowa provided that an average of 2,250 passengers per day during the cruise season is maintained. If such passenger count is not maintained or if there is a material adverse change in the Iowa gaming law, TCG will be permitted to substitute an 800-passenger boat. However, temporary substitution during U.S. Coast Guard mandated hull inspections is permitted.

12. MINORITY INTEREST

The Connelly Group, LP

  The Davenport operations are managed by the Company's wholly-owned subsidiary, PRC Iowa, which is the general partner of the 95% Company-owned operating partnership, TCG. The partnership agreement provides for the allocation of income (losses) between the general partner and limited partner at 95% and 5%, respectively.
President Broadwater, LLC

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

13. EMPLOYEE BENEFIT PLANS

  Savings Plan

  The Company maintains an employee savings plan which covers all full-time, non-union employees. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan, net of forfeitures, was $386, $379 and $451 for the years ended February 28, 1999, 1998 and 1997, respectively.

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

  Effective with options granted in 1996 and subsequently, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividend yield expected; volatility of 76.5%, 87.6% and 97.0%; risk-free interest rates of 5.7%, 6.5% and 7.0%; and expected lives of 10.0, 9.7 and 9.2 years.

  The following table discloses the Company's pro forma net loss and loss per share assuming compensation cost for stock options had been determined using the fair value-based method prescribed by SFAS No. 123.

                                          1999        1998       1997
                                         ------      ------     ------
       Net loss:
         As reported................   $(14,892)   $(15,037)   $ (8,785)
         Pro forma..................   $(15,643)   $(15,821)   $ (9,357)
       Loss per share:
         As reported................    $ (2.96)    $ (2.99)    $ (1.74)
         Pro forma..................    $ (3.11)    $ (3.14)    $ (1.86)

  The summary of the status of the Company's fixed stock option plans as of February 28, 1999, 1998, and 1997, and changes during the years ending on those dates is presented below:

                            1999                      1998                       1997
                 -------------------------  -------------------------  --------------------------
                          Weighted-Average           Weighted-Average           Weighted-Average
Fixed Options    Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------------------------

Outstanding at
 beginning
 of year        790,098        $10.31        357,268      $25.84        374,151      $38.92
-------------------------------------------------------------------------------------------------
Granted          28,208          2.18        622,788        2.66        169,834       11.03
Forfeited       (21,286)         4.82       (189,958)      14.45       (186,717)      38.58
Expired             --            --             --          --             --          --
-------------------------------------------------------------------------------------------------
Outstanding
 at end
 of year        797,020         10.17        790,098       10.31        357,268       25.84
-------------------------------------------------------------------------------------------------
Options
 exercisable
 at year-end    741,584                      378,609                    269,450

Weighted-
 average fair
 value of options
 granted during
 the year        $ 2.18                       $ 2.66                     $ 9.78
-------------------------------------------------------------------------------------------------

  The following table summarizes information about fixed stock options outstanding at February 28, 1999:

-------------------------------------------------------------------------------------------------
                             Options Outstanding                       Options Exercisable
                ------------------------------------------------   ----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number        Weighted-
  Exercise     Outstanding       Remaining          Average       Exercisable      Average
    Prices      at 02/28/99   Contractual Life    Exercise Price   at 02/28/99   Exercise Price
-------------------------------------------------------------------------------------------------
$ 2.00 - 2.99     611,573        7.00 years         $ 2.6055         561,892       $ 2.6164
  4.00 - 4.99      10,447        7.08 years           4.0000           4,692         4.0000
 37.00 -37.99     175,000        3.68 years          37.0000         175,000        37.0000
-------------------------------------------------------------------------------------------------
  Total           797,020                                            741,584
-------------------------------------------------------------------------------------------------

14. Segment Information

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA.

  EBITDA is earnings before interest, taxes, depreciation and amortization expense.

  EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows from operational activities as a measure of liquidity. The Company has presented EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest, depreciation and amortization.

  The Company had no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets.

  The Company's management reviews the results of operations and analyzes certain assets and additions to property and equipment based on its three geographic gaming operations and its leasing operation. The Biloxi Properties consists of the Biloxi casino and Broadwater Property; the Davenport Properties consists of the Davenport casino and the Blackhawk Hotel; and the St. Louis Properties consists of the St. Louis casino and Gateway Riverboat Cruises.

                                                 Years Ended February 28,
                                               1999        1998        1997
                                              ------      ------      ------
OPERATING REVENUES:
Biloxi Properties......................      $ 59,649    $ 44,628    $ 43,811
Davenport Properties...................        78,903      73,541      68,489
St. Louis Properties...................        63,944      67,866      70,856
                                             ---------   ---------   ---------
 Gaming and ancillary operations.......       202,496     186,035     183,156
Leasing Operation......................         3,016       1,500       3,871
                                             ---------   ---------   ---------
    Net operating revenues.............      $205,512    $187,535    $187,027
                                             =========   =========   =========

EBITDA (before development and
  impairment expenses and gain/loss
  on sale of property and equipment):
Biloxi Properties......................      $  7,945    $    672    $     (2)
Davenport Properties...................        16,262      14,215      13,601
St. Louis Properties...................         5,672       8,236       8,017
                                             ---------   ---------   ---------
 Gaming and ancillary operations.......        29,879      23,123      21,616
Leasing Operation......................         2,075         979       2,877
                                             ---------   ---------   ---------
    Operations EBITDA..................        31,954      24,102      24,493

OTHER COSTS AND EXPENSES:
Corporate expense......................         4,734       4,578       5,020
Development expense....................         6,921       2,655       1,116
Depreciation and amortization..........        14,428      14,372      15,324
(Gain)/loss on sale of assets..........            14        (726)     (1,479)
Impairment expense.....................           --          396         728
Other expense, net.....................        19,263      16,994      13,704
                                             ---------   ---------   ---------
  Total other costs and expenses.......        45,360      38,269      34,413
                                             ---------   ---------   ---------
LOSS BEFORE INCOME TAXES
 AND MINORITY INTEREST.................       (13,406)    (14,167)     (9,920)

Income tax benefit.....................           --          --        1,367
Minority interest......................        (1,486)       (870)       (232)
                                             ---------   ---------   ---------
NET LOSS...............................      $(14,892)   $(15,037)   $ (8,785)
                                             =========   =========   =========

                                                      February 28,
                                                    1999        1998
                                                   ------      ------
      Property and Equipment
        Biloxi Properties.....................   $ 49,251    $ 49,814
        Davenport Properties..................     24,239      26,987
        St. Louis Properties..................     39,624      42,852
                                                 ---------   ---------
           Gaming and ancillary operations....    113,114     119,653
        Leasing Operations....................     28,572      29,309
                                                 ---------   ---------
          Operations' Assets..................    141,686     148,962
        Corporate Assets......................         88          93
        Development Assets....................        966          11
                                                 ---------   ---------
            Net Property and Equipment........   $142,740    $149,066
                                                 =========   =========

                                                Years Ended February 28,
                                                    1999        1998
                                                   ------      ------
      Additions to Property and Equipment:
        Biloxi Properties.....................   $  2,355    $ 30,888
        Davenport Properties..................      1,883       2,672
        St. Louis Properties..................      1,871       1,339
                                                 ---------   ---------
           Gaming and ancillary operations....      6,109      34,899
        Leasing Operations....................      1,103         448
                                                 ---------   ---------
          Operations' Assets..................      7,212      35,347
        Corporate Assets......................         44          19
        Development Assets....................        966           8
                                                 ---------   ---------
                                                 $  8,222    $ 35,374
                                                 =========   =========

15. RELATED PARTY TRANSACTIONS

  The Company is related to other entities through common ownership by its principal owners or officers. The Company purchases promotional, travel, personnel and various other services and products from such related parties. The amounts charged are based on specific identification of the products and services provided by such entities. The Company also leased its Biloxi, Mississippi mooring site, parking facilities, offices and a warehouse from a related party under operating leases, through July 23, 1997, at which time the Company purchased the real estate and certain improvements (see Note 3). In management's opinion, such related party transactions are equivalent to amounts which would have been charged by unrelated third parties.

  Transactions with such related parties occurring during the years ended February 28, 1999, 1998 and 1997 are summarized as follows:

                 Description               1999      1998      1997
                -------------             ------    ------    ------
        Rent..........................    $   --    $ 1,322   $ 3,286
        Other products and services...         10       196     1,503

  The Company, Mr. Connelly and certain other parties were defendants in litigation involving The Broadwater Hotel complex. During February 1995, the Company, as well as the other parties to such litigation, entered into a settlement agreement pursuant to which all claims in such litigation were dismissed with prejudice. In connection with the settlement, on February 17, 1995, the Company entered into a loan agreement with BH for principal amount of $1,000 (the "Existing Note") to fund the first of four payments for the litigation settlement. On February 15, 1996, the Existing Note was amended and restated (the "Amended and Restated Note") to extend the maturity date one calendar year and the Company entered into a second loan agreement (the "New Note") with BH for principal amount of $1,000 to fund the third installment of the settlement. The Amended and Restated Note and the New Note (collectively, the "Notes") bore interest at the rate of 13.0% per annum payable monthly. Principal on the Amended and Restated Note was payable on the earlier of (i) February 8, 1998 or (ii) the transfer by BH of its interest in any one or more of the following assets: the Broadwater Hotel and Resort, the Broadwater Tower or the Broadwater Inn. In conjunction with the purchase of the Broadwater Property in July 1997, the principal was redeemed (see Note 3). Interest earned on such related party borrowings was $103 and $260 for the years ended February 28, 1998 and 1997, respectively.

  Mr. Connelly has guaranteed debt of the Company totaling $3,400 as of February 28, 1999.

16. RELOCATION OF THE "ADMIRAL"

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral," approximately 1,000 feet north from its current location on the Mississippi River. This move is expected to enhance access to the casino and raise the casino's flood resistance by approximately four feet.

  The aggregate cost to relocate the "Admiral" is expected to be approximately $6,000. Under the terms of the agreement, the City will issue $3,000 in debt to partially finance the move. The Company will pay for the remaining costs. It is anticipated that the City will repay the $3,000 in debt from annual allocations of $600 from the City's $1,200 annual home dock city public safety fund. The move is expected to occur in late fiscal 2000, subject to certain approvals, weather conditions and timely construction.

17. INSURANCE PROCEEDS

  On April 4, 1998, several river barges broke free of their towboat and struck the Company's St. Louis casino, the "Admiral," resulting in the severing of several of the vessel's mooring lines and boarding ramps. Although the boarding ramps were lost and significant costs were incurred returning the "Admiral" to its mooring site, the vessel sustained no hull or structural damage and minimal damage to its bow apron. There were no reports of serious injuries to the approximate 2,300 guests and employees aboard.

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company incurred costs of $2,708 to repair the vessel, replace boarding ramps and prepare the "Admiral" to reopen. Insurance deductibles relating to the hull and business interruption claims total $1,120 and the Company received insurance proceeds of $4,442. The Company recorded $3,765 as "Retail and Other" revenue relating to its business interruption claim and for expenses incurred to repair the vessel. An involuntary conversion gain of $332 was recognized and included in "(Gain)/loss on sale of property and equipment" to the extent insurance proceeds exceeded the net book value of the destroyed assets. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner, there can be no guarantee that the Company will be successful in recovering such costs.

  The Company suspended its Biloxi gaming operations from September 25, 1998 until October 1, 1998 due to Hurricane Georges. The casino sustained wind and water damage from the storm as well as disruption of operations. The Company recorded $199 in "Retail and Other" revenue to reflect insurance proceeds in excess of the $300 business interruption deductible.

18. SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts and long-term assets and liabilities are as follows:

                                                  1999       1998       1997
                                                 ------     ------     ------
  Changes in working capital accounts:
    Receivables, net........................... $  (924)   $  (706)   $   961
    Receivables from related parties...........     --           6          9
    Inventories................................      36       (261)      (390)
    Prepaid expenses and other current assets..     704       (935)       103
    Accounts payable...........................    (799)     1,393     (1,567)
    Accrued payroll and benefits...............     352        287        807
    Other accrued expenses.....................  (3,831)     2,665     (1,354)
    Income taxes receivable/payable............     --        (183)      (183)
    Due to related parties.....................     --         (50)       (53)
                                                --------   --------   --------
      Net change in working capital accounts... $(4,462)   $ 2,399    $(1,667)
                                                ========   ========   ========
  Changes in long-term asset
    and liability accounts:
    Other non-current assets................... $   231    $  (446)   $   188
    Other liabilities..........................     --         --        (405)
                                                --------   --------   --------
      Net change in long-term asset
        and liability accounts................. $   231    $  (446)   $  (217)
                                                ========   ========   ========

  Supplemental schedule of noncash investing and financing activities:

  Year Ended February 28, 1999 -- On December 3, 1998, the Company repurchased $25,000 of its Senior Exchange Notes. The repurchase was funded by the issuance of $25,000 of new 12% notes due September 15, 2001. A deferred gain of $1,250 was recorded as a result of this transaction, which is being amortized over the life of the notes.

  Year Ended February 28, 1998 -- As discussed in Note 12, the Company issued $10,000 Class B Unit of PBLLC. In conjunction with the purchase of the Broadwater Property, the Company redeemed $2,016 debt owed to the Company by Mr. Connelly and made a non-cash reimbursement of $53 to Mr. Connelly in conjunction with the closing of the transaction and minority interest amounts due. The Company also acquired $156 of assets under capital lease obligations.

  Year Ended February 28, 1997 -- There were no material non-cash investing or financing activities in fiscal 1997.

  During fiscal years 1999, 1998 and 1997, the Company paid no income taxes. During fiscal 1997, the Company received an income tax refund of $1,367. Interest paid by the Company, net of amounts capitalized, was $17,226, $15,324 and $13,768 for the years ended February 28, 1999, 1998 and 1997,respectively.

 19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 1999 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Net operating revenues...........   $ 52,023   $ 53,648   $ 50,956   $ 48,885

Operating income (loss)..........       (528)     3,879      2,774       (268)
Loss before income tax
  and minority interest..........     (5,351)      (969)    (2,059)    (5,027)
Net loss.........................     (5,720)    (1,369)    (2,414)    (5,389)
                                    =========  =========  =========  =========
Basic and dilutive net
  loss per share.................    $ (1.14)   $ (0.27)   $ (0.48)   $ (1.07)
                                     ========   ========   ========   ========

                                            Fiscal 1998 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Net operating revenues...........   $ 46,132   $ 48,996   $ 45,898   $ 46,509

Operating income (loss)..........        552      2,815        386       (926)
Loss before income tax
  and minority interest..........     (2,861)    (1,126)    (4,369)    (5,811)
Net loss.........................     (2,879)    (1,348)    (4,683)    (6,127)
                                    =========  =========  =========  =========
Basic and dilutive net
  loss per share.................    $ (0.57)   $ (0.27)   $ (0.93)   $ (1.22)
                                     ========   ========   ========   ========

20. SUMMARIZED AND CONDENSED FINANCIAL INFORMATION OF THE COMPANY

  The following summarized and condensed financial information presents the separate financial information of the parent company, the combined financial information of the Non-Guarantors and the combined financial information of the Guarantors of the Company's Senior Exchange Notes and Secured Notes as of the dates presented (see Note 6).

  The Company has incorporated two wholly-owned subsidiaries which are Non-Guarantors, Charter Corp. (see Note 7) and BHI (see Note 12), and a limited liability company which is a Non-Guarantor, PBLLC (see Note 6).

  All of the Guarantors (other than TCG) are wholly-owned subsidiaries of the Company and are full joint and several guarantors of the Senior Exchange Notes (limited only to the extent necessary to insure that it does not constitute a fraudulent conveyance under applicable law). The guarantee of TCG, which is a 95%-owned partnership, is limited to the amount owed from time to time by TCG to PRC Holdings ($0 as of February 28, 1999 and 1998). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes and the Secured Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. Separate financial information for TCG is presented elsewhere herein.

               SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                FEBRUARY 28, 1999
                                  (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $       1   $  17,323   $    (214)  $     --    $  17,110
  Restricted cash...................         --          --        3,095         --        3,095
  Short-term investments............         --          275         --          --          275
  Other current assets..............       5,344       7,069       2,515      (7,995)      6,933
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............       5,345      24,667       5,396      (7,995)     27,413
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --       99,857      42,883         --      142,740
                                       ----------  ----------  ----------  ----------  ----------
OTHER ASSETS:
  Related party notes receivable....     100,556     348,532         --     (449,088)        --
  Investments in subsidiaries.......       4,217         --          --       (4,217)        --
  Other assets......................       2,011         492         202         --        2,705
                                       ----------  ----------  ----------  ----------  ----------
    Total other assets..............     106,784     349,024         202    (453,305)      2,705
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 112,129   $ 473,548   $  48,481   $(461,300)  $ 172,858
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of
    long-term debt..................   $     --    $     590   $   1,486   $    (190)  $   1,886
  Accounts payable..................           2       2,606         400         --        3,008
  Other current liabilities.........       5,315      22,679       2,140      (7,805)     22,329
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......       5,317      25,875       4,026      (7,995)     27,223
                                       ----------  ----------  ----------  ----------  ----------

LONG-TERM LIABILITIES:
  Notes payable and capital
   lease obligations................     100,556     446,595      37,750    (449,088)    135,813
  Other long-term liabilities.......         --          --        3,566         --        3,566
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     105,873     472,470      45,342    (457,083)    166,602
                                       ----------  ----------  ----------  ----------  ----------

MINORITY INTEREST...................      12,464       1,034      11,430     (12,464)     12,464

STOCKHOLDERS' EQUITY (DEFICIT)......      (6,208)         44      (8,291)      8,247      (6,208)
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 112,129   $ 473,548   $  48,481   $(461,300)  $ 172,858
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

                                      F-39

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                            (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ---------   ----------   ---------
Year Ended February 28, 1999:
Operating revenues.................  $     --    $ 196,101   $  14,344   $  (4,933)  $ 205,512
Operating costs and expenses.......        153     192,128      12,307      (4,933)    199,655
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (153)      3,973       2,037         --        5,857
Equity loss in consolidated
  subsidiaries.....................    (13,253)        --          --       13,253         --
Interest expense, net..............        --      (13,079)     (6,184)        --      (19,263)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest....    (13,406)     (9,106)     (4,147)     13,253     (13,406)
Minority interest..................     (1,486)       (485)     (1,001)      1,486      (1,486)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (14,892)  $  (9,591)  $  (5,148)  $  14,739   $ (14,892)
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 28, 1998:
Operating revenues.................  $     --    $ 182,475   $  10,435   $  (5,375)  $ 187,535
Operating costs and expenses.......         95     180,668       9,320      (5,375)    184,708
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........        (95)      1,807       1,115         --        2,827
Equity loss in consolidated
  subsidiaries.....................    (14,072)        --          --       14,072        --
Interest expense, net..............        --      (13,321)     (3,673)        --      (16,994)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest....    (14,167)    (11,514)     (2,558)     14,072     (14,167)
Minority interest..................       (870)       (285)       (585)        870        (870)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (15,037)  $ (11,799)  $  (3,143)  $  14,942   $ (15,037)
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 28, 1997:
Operating revenues.................  $     --    $ 187,027   $   5,404   $  (5,404)  $ 187,027
Operating costs and expenses.......        101     183,355       5,191      (5,404)    183,243
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (101)      3,672         213         --        3,784
Equity loss in consolidated
  subsidiaries.....................     (9,819)        --          --        9,819         --
Interest expense, net..............        --      (13,491)       (213)        --      (13,704)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before income taxes and
    minority interest..............     (9,920)     (9,819)        --        9,819      (9,920)
Income tax benefit.................      1,367         --          --          --        1,367
Minority interest..................       (232)       (232)        --          232        (232)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $  (8,785)  $ (10,051)  $     --    $  10,051   $  (8,785)
                                     ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 1999
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(14,892)   $ (9,591)   $ (5,148)   $  14,739    $(14,892)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......       --       13,339       1,089         --       14,428
  Gain on sale of fixed assets.......       --           14         --          --           14
  Lease amortization.................       --        2,190         --          --        2,190
  Equity loss in consolidated
    subsidiaries.....................    13,253         --          --      (13,253)        --
  Minority interest..................     1,486         485       1,001      (1,486)      1,486
  Amortization of deferred
    financing fees and discount......       953           6       2,409         --        3,368
  Changes in assets and liabilities..    (1,505)        825      (3,551)        --       (4,231)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........      (705)      7,268      (4,200)        --        2,363
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (7,066)     (1,156)        --       (8,222)
  Proceeds from the sale of property.       --          106         --          --          106
  Change in restricted cash..........       --          --        1,259         --        1,259
  Purchase of lease options..........       --         (856)        --          --         (856)
  Maturity of short-term investments.       --        2,347         --          --        2,347
  Investment in subsidiaries.........       187         --          --         (187)        --
  Other..............................       --          --          --          --          --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      investing activities...........       187      (5,469)        103        (187)     (5,366)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable........    25,000         --          --          --       25,000
  Repayment of notes payable.........   (23,750)       (400)        --          --      (24,150)
  Payments on capital
    lease obligations................       --          --          (15)        --          (15)
  Change in intercompany accounts....      (732)     (3,165)      3,897         --          --
  Capital distributions..............       --         (187)        --          187         --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       518      (3,752)      3,882         187         835
                                       ---------   ---------   ---------   ---------   ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS...............       --       (1,953)       (215)        --       (2,168)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      19,277         --          --       19,278
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 17,324    $   (215)   $    --     $ 17,110
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 1998
                                        (in thousands)
                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(15,037)   $(11,799)   $ (3,143)   $ 14,942    $(15,037)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......       --       13,569         803         --       14,372
  Gain on sale of fixed assets.......       --         (722)         (4)        --         (726)
  Impairment of long-lived assets....       --          396         --          --          396
  Lease amortization.................       --        1,917         --          --        1,917
  Equity (income) loss in
    consolidated subsidiaries........    14,072         --          --      (14,072)        --
  Minority interest..................       870         285         585        (870)        870
  Amortization of deferred
    financing fees and discount......     1,039           9       1,386         --        2,434
  Changes in assets and liabilities..      (321)      2,308         (34)        --        1,953
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........       623       5,963        (407)        --        6,179
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (5,479)    (29,895)        --      (35,374)
  Proceeds from the sale of property.       --        1,520          81         --        1,601
  Change in restricted cash..........       --          --       (4,354)        --       (4,354)
  Purchase of lease options..........       --       (1,325)        --          --       (1,325)
  Purchase of short-term investments.       --       (2,022)        --          --       (2,022)
  Investment in subsidiaries.........      (519)       (104)        --          623         --
  Minority interest..................      (104)        --         (208)        208        (104)
  Other..............................       --          (78)         13         --          (65)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      investing activities...........      (623)     (7,488)    (34,363)        831     (41,643)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable........       --          --       30,000         --       30,000
  Repayment of notes payable.........       --         (400)        --          --         (400)
  Proceeds from capital lease refund.       --          --          108         --          108
  Payments on capital
    lease obligations................       --          --          (81)        --          (81)
  Change in intercompany accounts....       --       (4,431)      4,639        (208)        --
  Capital contributions..............       --          519         104        (623)        --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       --       (4,312)     34,770        (831)     29,627
                                       ---------   ---------   ---------   ---------   ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS...............       --       (5,837)        --          --       (5,837)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      25,114         --          --       25,115
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 19,277    $    --     $    --     $ 19,278
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 1997
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ---------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $ (8,785)   $(10,051)   $    --     $ 10,051    $ (8,785)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation and amortization......       --       14,604         720         --       15,324
  Impairment of long-lived assets....       --          728         --          --          728
  Equity (income) loss in
    consolidated subsidiaries........     9,819         --          --       (9,819)        --
  Other..............................     1,289        (893)        --         (232)        164
  Changes in assets and liabilities..      (497)     (2,253)        866         --       (1,884)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by
      operating activities...........     1,826       2,135       1,586         --        5,547
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --      (10,582)        --          --      (10,582)
  Proceeds from the sale of property.       --       14,245         --          --       14,245
  Purchase of lease options..........       --       (3,368)        --          --       (3,368)
  Investment in subsidiaries.........    (1,826)        --          --        1,826         --
  Other..............................       --          556          83         --          639
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........    (1,826)        851          83       1,826         934
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --         (400)         --         --         (400)
  Payments on capital
    lease obligations................       --          (10)       (712)        --         (722)
  Net change in intercompany accounts       --          965        (965)        --           --
  Capital contributions..............       --        1,826          --      (1,826)         --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       --        2,381      (1,677)     (1,826)     (1,122)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............       --        5,367          (8)        --        5,359

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      19,745          10         --       19,756
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 25,112    $      2    $    --     $ 25,115
                                       =========   =========   =========   =========   =========

                            PRESIDENT CASINOS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended February 28, 1999, 1998 and 1997
                                (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------    ---------    ---------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 1999...............    $   382      $   348      $  (373)(a)  $   357

Year ended February 28, 1998...............        393          268         (279)(a)      382

Year ended February 28, 1997...............        423          271         (302)(a)      393

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 28, 1999...............     44,447        8,381 (b)      --        52,828

Year ended February 28, 1998...............     38,468        5,979 (b)      --        44,447

Year ended February 28, 1997...............     36,287        2,181 (b)      --        38,468


(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b)  Recognition criteria under SFAS No. 109 not satisfied.


INDEPENDENT AUDITORS' REPORT


To the Partners of
The Connelly Group, L.P.:


We have audited the accompanying balance sheets of The Connelly Group, L.P., a limited partnership, (the "Partnership") (an affiliate of President Casinos, Inc., see Note 1) as of February 28, 1999 and 1998, and the related statements of operations, partners' preferred redeemable capital and general capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of February 28, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.







May 14, 1999

                          THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)
                                                        Feb. 28,    Feb. 28,
                                                          1999        1998
                                                         ------      ------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................      $  7,192     $ 7,850
  Receivables (net of allowance for doubtful
    accounts of $65 and $119)....................            21         255
  Receivables from related parties...............             5         450
  Inventories....................................           658         628
  Prepaid expenses and other current assets......           270         287
                                                       ---------   ---------
    Total current assets.........................         8,146       9,470
                                                       ---------   ---------
PROPERTY AND EQUIPMENT, NET......................        19,719      22,758
                                                       ---------   ---------
OTHER ASSETS.....................................           295         433
                                                       ---------   ---------
                                                       $ 28,160    $ 32,661
                                                       =========   =========
LIABILITIES, PARTNERS' PREFERRED REDEEMABLE
  CAPITAL AND GENERAL CAPITAL

CURRENT LIABILITIES:
  Accounts payable...............................       $    422    $    688
  Accrued payroll and benefits...................          1,835       1,815
  Other accrued expenses.........................          2,738       2,652
  Due to related parties.........................            312         365
                                                        ---------   ---------
    Total current liabilities....................          5,307       5,520
                                                        ---------   ---------
LONG-TERM DEBT:
  Notes payable..................................          2,251       2,251
                                                        ---------   ---------
      Total liabilities..........................          7,558       7,771
                                                        ---------   ---------
COMMITMENTS AND CONTINGENT LIABILITIES...........            --          --
                                                        ---------   ---------
PARTNER'S PREFERRED REDEEMABLE CAPITAL
  (redeemable at book value).....................            --       13,000
                                                        ---------   ---------
PARTNERS' GENERAL CAPITAL........................         20,602      11,890
                                                        ---------   ---------
                                                        $ 28,160    $ 32,661
                                                        =========   =========
See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                 Years Ended February 28,
                                               1999        1998        1997
                                              ------      ------      ------
OPERATING REVENUES:
Gaming.................................      $ 71,549    $ 67,210    $ 62,456
Food and beverage......................         5,646       5,416       5,467
Retail and other.......................           826         721         684
Less promotional allowances............        (3,644)     (3,481)     (3,461)
                                             ---------   ---------   ---------
  Total operating revenues.............        74,377      69,866      65,146
                                             ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...............        41,139      38,980      36,202
Food and beverage......................         3,201       3,019       3,172
Retail and other.......................           516         438         340
Selling, general and administrative....        12,859      12,580      11,345
Depreciation and amortization..........         4,296       4,267       3,970
Charter fees to related parties........           --          --          350
Management fees to related parties.....         2,997       2,814       2,619
                                             ---------   ---------   ---------
  Total operating costs and expenses...        65,008      62,098      57,998
                                             ---------   ---------   ---------

OPERATING INCOME.......................         9,369       7,768       7,148
                                             ---------   ---------   ---------
OTHER INCOME (EXPENSE):
Interest income........................           120         135         155
Interest expense (related party
  interest expense of $0, $62 and
  $579)................................          (200)       (376)       (802)
                                             ---------   ---------   ---------
  Total other expense..................           (80)       (241)       (647)
                                             ---------   ---------   ---------
NET INCOME............... .............      $  9,289    $  7,527    $  6,501
                                             =========   =========   =========
See Notes to Financial Statements.

                                      THE CONNELLY GROUP, L.P.
                       STATEMENTS OF PARTNERS' PREFERRED REDEEMABLE CAPITAL
                                        AND GENERAL CAPITAL
                                           (in thousands)

                                                               Partners' General Capital
                                                         ---------------------------------------
                                             Partner's      Limited       General        Total
                                             Preferred     Partner's     Partner's     Partners'
                                             Redeemable     General       General       General
                                              Capital       Capital       Capital       Capital
                                             ---------     ---------     ---------     ---------
Years Ended February 28, 1997,
 1998 and 1999:

Balance as of February 29, 1996.......      $ 14,494      $     33      $  1,534      $  1,567

Capital distributions.................        (1,884)          --            --            --
Net income allocated..................         1,884           232         4,385         4,617
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 1997.......        14,494           265         5,919         6,184

Capital distributions.................        (3,315)          --            --            --
Net income allocated..................         1,821           285         5,421         5,706
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 1998.......        13,000           550        11,340        11,890

Capital distributions.................       (13,577)          --            --            --
Net income allocated..................           577           483         8,229         8,712
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 1999.......      $    --       $  1,033      $ 19,569      $ 20,602
                                            =========     =========     =========     =========

See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)
                                                 Years Ended February 28,
                                               1999        1998        1997
                                              ------      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................   $  9,289    $  7,527    $  6,501
Adjustments to reconcile net income to
  net cash provided by
  operating activities:
    Depreciation and amortization.........      4,296       4,267       3,970
    Amortization of deferred
      financing costs.....................        --          --           26
    (Gain) loss on disposal of
      property and equipment..............        --           35          (4)
    Changes in assets and liabilities:
      Receivables, net....................        234         (46)         22
      Receivables from related parties....        445        (442)         (8)
      Inventories.........................        (30)       (126)       (103)
      Prepaid expenses....................         17          64         (54)
      Other non-current assets............        138         140        (179)
      Accounts payable....................       (266)        130        (362)
      Accrued payroll and benefits........         20         145         256
      Other accrued expenses..............         86        (393)        185
      Due to related parties..............         76         (28)          9
                                             ---------   ---------   ---------
Net cash provided by operating activities.     14,305      11,273      10,259
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment
   ($0, $68 and $120 to related parties)..     (1,257)     (2,525)     (4,388)
  Proceeds from sales of property and
    equipment.............................        --            5          21
                                             ---------   ---------   ---------
Net cash used in investing activities.....     (1,257)     (2,520)     (4,367)
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital distributions to
   related parties........................    (13,706)     (5,071)       (150)
  Repayment of advances and subordinated
   debt from related parties..............        --       (4,329)       (254)
                                             ---------   ---------   ---------
Net cash used in financing activities.....    (13,706)     (9,400)       (404)
                                             ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS........................       (658)       (647)      5,488
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR......................      7,850       8,497       3,009
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $  7,192    $  7,850    $  8,497
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

  In December 1992, all preferred and general capital interests, except a limited partner's general capital interest of 5%, were contributed by the general partners to a newly formed corporation, President Casinos, Inc. ("PCI") in exchange for common stock. PCI subsequently transferred its ownership interest in the Partnership to a wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC-Iowa"). PCI and its affiliates are engaged in the business of owning, operating, managing and developing entertainment oriented operations with its primary focus on riverboat gaming.

  The financial statements include only those assets, liabilities, revenues and expenses which relate to the Partnership.

  Cash and Cash Equivalents -- Cash and cash equivalents include interest earning deposits with maturities of ninety days or less at date of purchase.

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

           Riverboat, barges and improvements.     9 - 20 years
           Leasehold improvements.............     4 -  9 years
           Furnishings and equipment..........     5 - 10 years

  Gaming Revenues and Promotional Allowances -- In accordance with industry practice, the Partnership recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized by reference to the service provided. Revenues include the retail value of food, beverage and other items provided on a complimentary basis to customers. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses and consist of the following:
                                         1999       1998       1997
                                        ------     ------     ------
          Food and beverage.........   $ 1,813    $ 1,630    $ 1,510
          Other.....................        63         55        142

  Indirect Expenses -- Certain indirect expenses of operating departments such as selling, general and administrative, depreciation and amortization and management fees are shown separately in the accompanying statements of operations and are not allocated to their respective departmental operating costs and expenses.

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

  Reclassifications -- Certain amounts for fiscal 1998 and 1997 have been reclassified to conform with fiscal 1999 financial statement presentation.

2.  PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                    1999       1998
                                                   ------     ------
          Riverboat, barges and improvements...   $ 19,459   $ 19,314
          Leasehold improvements...............      7,759      7,586
          Furnishings and equipment............     16,455     15,294
          Construction in progress.............         28        273
                                                  ---------  ---------
                                                    43,701     42,467
            Accumulated depreciation
              and amortization.................    (23,982)   (19,709)
                                                  ---------  ---------
          Property and equipment, net..........   $ 19,719   $ 22,758
                                                  =========  =========
3.  NOTES PAYABLE

  Notes payable consisted of a bank line of credit, prime plus 0.5% (combined rate of 8.25% as of February 28, 1999.) The bank line of credit is collateralized by a first mortgage on a boat and first mortgages on real property with net book values of $6,938 and $3,957, respectively, as of February 28, 1999, various personal property and an assignment of various contracts. The real property consists of assets of The Blackhawk Hotel which is a subsidiary of PCI. During March 1997, the line of credit was increased to $4,500, of which $2,249 is available as of February 28, 1999. The line of credit reduces by $900 each March 31 and terminates in March fiscal 2001. The line of credit also limits additional borrowings without the lender's prior consent.

4.  OPERATING LEASES

  The Partnership leases various office facilities, parking lots, equipment and levee property. The levee lease and its associated parking lot lease expire in 2017 and a second parking lot lease expires in 2002 with a fifteen-year renewal option. The various other leases are for periods of 24 to 60 months. Future minimum lease commitments under these noncancellable long-term operating leases consisted of the following:

                  Years Ending February 28/29:
                  2000.......................  $    586
                  2001.......................       309
                  2002.......................       257
                  2003.......................       232
                  2004.......................       239
                  Thereafter.................     4,193
                                               ---------
                    Total....................  $  5,816
                                               =========

  Rental expense incurred under operating leases was $1,984, $1,440 and $1,579 for the years ended February 28, 1999, 1998 and 1997, respectively. Rent expense during fiscal 1997 includes the charter of a riverboat from a related party (see Note 8).

5.  EMPLOYEE BENEFIT PLAN

  The Partnership participates in an employee savings plan sponsored by PCI, which covers all full-time employees. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Partnership. The expense applicable for the Partnership's contribution to the savings plan was $145, $141 and $143 for the years ended February 28, 1999, 1998 and 1997, respectively.

6.  PARTNER'S PREFERRED REDEEMABLE CAPITAL

  The preferred capital has cumulative distribution rights of 13% on the stated value which have been accrued as of February 28, 1998 and 1997. The preferred capital is redeemable out of future cash flows of the Partnership, to the extent available as defined in the partnership agreement.

  The preferred redeemable capital was originally recorded at the historical cost of assets and advances contributed by the partners which were entities under common control and such carrying value was less than the stated value of the preferred capital a set forth in the partnership agreement. The Partnership accrued the difference between the recorded value and stated value each year to the extent of available net income. The preferred redeemable capital had cumulative distribution rights of 13% on the stated value which were accrued as of February 28, 1998 and 1997. During fiscal year 1999, the Partnership distributed $13,577 to fully redeem the partner's preferred capital.

7.  PARTNERS' GENERAL CAPITAL

  The partnership agreement provides for the allocation of income (losses) between the general partner and limited partner at 95% and 5%, respectively, after preferred capital accounts are allocated their cumulative preferred return and any difference between the carrying value and stated value of preferred capital is accrued. The limited partner's capital account cannot be reduced below zero.

8.  RELATED PARTY TRANSACTIONS

  The Partnership is related to other entities through common ownership by its partners or principal officers. The Partnership purchased various services and purchased or leased property and equipment from such related parties. The amounts charged were based on specific identification of the products or services provided. In addition, the Partnership entered into management advisory agreements with the general partner for advisory services related to gaming and riverboat operations. The agreements provide for management fees based on a percentage of revenues. Transactions with such related parties consisted of the following:

                                         1999       1998       1997
                                        ------     ------     ------
        Management fees............    $ 2,997    $ 2,814    $ 2,619
        Riverboat charter..........        --          -         350
        Property and equipment.....        --          68        120
        Hotel, retail and other....        308        456        262
        Interest...................        --          62        579
        Miscellaneous services.....        --         --          23

9.  COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

  The Partnership is a party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these matters will not have a material adverse effect upon the Partnership's financial position or results of operations.

Agreement with the City Of Davenport

  The Partnership and the City of Davenport (the "City") are parties to an agreement, which provides, among other things, for the following:

  Boarding Fees -- The Partnership, pursuant to Chapter 99F of the Iowa Code and an ordinance enacted by the City, is required to pay the City an annual minimum fee equal to the greater of $559 or 50 cents per passenger boarding the "President".

  Docking Fees -- The Partnership is required to make docking fee payments to the City. The Partnership has guaranteed the City an annual lump sum payment of a base amount plus a per passenger payment for each passenger in excess of 1,117,579 passengers during the period April 1 to March 31. Such base and per passenger amounts for the periods ended March 31, 1999, 1998 and 1997 were $141, $136 and $131, and 12.7 cents, 12.2 cents and 11.7 cents, respectively. Both base and per passenger amounts are subject to an annual increase of 4.0%. The Company is required to prepay such docking fees for the following twelve month period.

  Special Payments in Lieu of Property Taxes -- The Partnership is required to make a special payment in lieu of property taxes on the guest service barge. The Partnership has guaranteed the City an annual lump sum payment of $124 plus 20.0 cents per passenger for each passenger in excess of 1,117,579 during each calendar year.

  Exclusive Agreement -- The Partnership will not pursue a gaming license in any other Iowa city or in Rock Island County, Illinois.

  Boat Operations -- The Partnership may not substitute another vessel to replace the "President" in Davenport, Iowa provided that an average of 2,250 passengers per day during the cruise season is maintained. If such passenger count is not maintained or if there is a material adverse change in the Iowa gaming law, the Partnership will be permitted to substitute an 800 passenger boat. However, temporary substitution during U.S. Coast Guard mandated hull inspections is permitted.

Operator's Contract

  The Partnership and the Riverboat Development Authority (the "Authority"), an Iowa non-profit corporation, entered into an operator's contract on December 28, 1989, which enables the Partnership to be the operator of an excursion gambling boat pursuant to the rules and regulations of the Iowa Racing and Gaming Commission ("IRGC"). This contract was last amended on March 1, 1998. The contract, as amended, requires the Partnership to make payments of $28 weekly and an amount equal to one dollar and fifty cents for each admission in excess of 1,117,579 admissions for the period April 1 through March 31 of each year. The Partnership is also required to pay an annual payment of 2% of adjusted gaming receipts in excess of $34,000 for each of the Authority's fiscal years commencing July 1. The current contract expires February 28, 2002.

Gaming Referendum

  A proposition to extend the referendum approving riverboat gaming operations in Scott County, Iowa, must be submitted to the county electorate at the general election held in calendar year 2002, and the general election held at each subsequent eight-year interval.

Guarantee of Indebtedness

  The Partnership, along with certain wholly-owned subsidiaries of PCI, has guaranteed on a senior subordinated basis certain debt of PCI. The Partnership's guarantee is limited to the amount owed from time to time by the Partnership to a subsidiary of PCI. The Partnership had no indebtedness to the subsidiary of PCI in either of the fiscal years ended February 28, 1999 or 1998.

Other

 In July 1996, a law was enacted by the U.S. Congress establishing a National Gaming Impact and Policy Commission to conduct a comprehensive study of the social and economic impacts of gambling in the United States and make recommendations for changes to the policies governing gambling that the Commission may deem appropriate. A report is expected to be made by the Commission in June 1999. While it is not possible at this time to predict the outcome of the Commission's deliberations, any further regulation at the federal level would result in further regulation of the Company's gaming operations which could have a material adverse impact on the Company's future results of operations.

10.  SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURES

  Supplemental schedule of noncash investing and financing activities:

  Years ended February 28, 1999 and 1998 -- No material noncash investing and financing activities occurred.

  Year ended February 28, 1997 -- A noncash capital distribution to related parties of $1,734 was recorded.

  Interest paid by the Partnership was $202, $420 and $803 for the years ended February 28, 1999, 1998 and 1997, respectively.

11. RECONCILIATION OF GAMING REVENUE REPORTED ON THE STATEMENTS OF OPERATIONS TO NET WIN REPORTED TO THE IRGC

                                            1999         1998        1997
                                           ------       ------      ------
    Gaming revenue reported on
      the Statements of Operations.....   $ 71,549    $ 67,210    $ 62,456
    Change in progressive
      liability (1)....................        154       (528)        (22)
    Change in slot hopper
      inventory (2)....................        --         (55)         55
                                          ---------   ---------   ---------
        Net win reported to IRGC.......   $ 71,703    $ 66,627    $ 62,489
                                          =========   =========   =========

(1) In accordance with industry practice, the Partnership accrues a liability for progressive jackpots and reduces gaming revenue by an equal amount. This adjustment is necessary to reconcile gaming revenue reported on an accrual basis on the Statements of Operations to net win reported on a cash basis to the IRGC.

(2) In accordance with IRGC regulations, the total slot machine hopper inventory level was determined by actual counts performed on a test basis. The estimated change from the initial inventory level has been accrued as a reduction of gaming revenue. The reduction had not yet been reported to the IRGC as an adjustment to adjusted gross revenue in fiscal 1997.

                              THE CONNELLY GROUP, L.P.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended February 28, 1999, 1998 and 1997
                                  (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                               Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 1999...............    $  119        $ 148       $ (202)(a)    $   65

Year ended February 28, 1998...............       195           67         (143)(a)       119

Year ended February 28, 1997...............       166           79          (50)(a)       195


(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX
  Exhibits
   3.1      Articles of Incorporation of the Company, as amended. (21)
   3.2      By-Laws of the Company, as amended. (19)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (6)
   4.1.1 Registration Rights Agreement dated August 26, 1994, by and among the Company, the Guarantors and Holders listed on Schedule A thereto. (6)
   4.1.2    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.3 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.4 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (6)
   4.1.5 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (6)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (22)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among President Casinos, Inc., President Riverboat Casino-Iowa, Inc., President Riverboat Casino-Missouri, Inc., The President Riverboat Casino-Mississippi, Inc., TCG/Blackhawk, Inc., P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc., President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc., PRCX Corporation, President Riverboat Casino-Philadelphia, Inc., Vegas, Vegas, Inc., and The Connelly Group, L.P. and each holder of the Company's 13% Senior Exchange Notes due 2001. (24)
   4.3.1 Indenture dated as of December 3, 1998, among President Casinos, Inc., President Riverboat Casino-Iowa, Inc., President Riverboat Casino-Missouri, Inc., The President Riverboat Casino-Mississippi, Inc., TCG/Blackhawk, Inc., P.R.C.-Louisiana, Inc., President Riverboat Casino-New York, Inc., President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc., PRCX Corporation, President Riverboat Casino-Philadelphia, Inc., Vegas, Vegas, Inc. and The Connelly Group, L.P., and U.S. Trust Company of Texas, N.A. (24)
   10.1 Amended and Restated Agreement of Limited Partnership of The Connelly Group, L.P. ("TCG"). (1)
   10.2     Agreement between the Company and John E. Connelly. (2)
   10.3 Employment Agreement dated November 4, 1992, between the Company and Mr. Connelly. (2)
   10.3.1 Amendment No. 1 to Employment Agreement dated December 15, 1994, between the Company and Mr. Connelly. (9)
   10.3.2 Amended and Restated Employment Agreement, dated June 26, 1998 by by and between President Casinos, Inc. and John E. Connelly. (23)
   10.4 Employment Agreement dated November 4, 1992, between the Company and Edward S. Ellers. (2)
   10.4.1 Amendment No. 1 to Employment Agreement dated March 13, 1995, between the Company and Mr. Ellers. (9)

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

            Louis and J. Edward Connelly Associates, Inc ("JECA") (the "'Becky Thatcher' Lease"). (1)
   10.14.1 Amended Lease Agreement dated July 16, 1990, amending the "Becky Thatcher" Lease. (1)
   10.14.2 Second Amendment to Lease Agreement effective June 19, 1992, amending the "Becky Thatcher" Lease. (1)
   10.15 Lease Agreement dated June 16, 1988, between the City of St. Louis and JECA (the "Office Barge Lease"). (1)
   10.15.1 Amended Lease Agreement dated July 16, 1990, amending the Office Barge Lease. (1)
   10.15.2 Second Amendment to Lease Agreement effective June 19, 1992, amending the Office Barge Lease. (1)
   10.16 Lease Agreement dated December 20, 1983 between the City of St. Louis and S.S. Admiral Partners (the "'Admiral' Lease"). (1)
   10.16.1 Amendment and Assignment of Mooring Lease dated December 12, 1990, amending the "Admiral" Lease. (1)
   10.16.2 Second Amendment to Lease Agreement effective June 19, 1992, amending the "Admiral" Lease. (1)
   10.17 Promissory Note (Vessel-Term) dated July 8, 1992, from The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") to Caterpillar. (3)
   10.17.1 Loan Agreement dated July 31, 1992, between President Mississippi and Caterpillar. (1)
   10.17.2 Preferred Fleet Mortgage dated July 8, 1992, between President Mississippi and Caterpillar. (1)
   10.18    Form of Indemnification Agreement for Directors and Officers. (1)
   10.19    Letter Agreement dated as of March 1, 1992, between Mr.
            Connelly, Della III, Inc. and Mr. Ellers. (2)
   10.20 Agreement among the Company, Mr. Connelly, Mr. Ellers, TCG, Della III, Inc. and Klehr, Harrison, Harvey, Branzburg & Ellers. (3)
   10.21 General Partnership Agreement of President R.C.-St. Regis Management Company dated as of August 9, 1993. (4)
   10.21.1 Management Agreement dated October 26, 1993, between The St. Regis Mohawk Tribe and President R.C.-St. Regis Management Company ("President R.C.-St. Regis"). (4)
   10.21.2 Amended and Restated Management Agreement between the St. Regis Mohawk Tribe and President R.C.-St. Regis. (7)
   10.21.3 Second Amended and Restated Management Agreement dated December 1, 1995, between The St. Regis Mohawk Tribe and President R.C.-St. Regis. (11)
   10.21.4 Third Amended and Restated Management Agreement dated April 18, 1996, by and between the St. Regis Mohawk Tribe and President R.C.-St. Regis. (13)
   10.21.5 Agreement for Purchase of Partnership Interest dated September 24, 1997, by and among Massena Management Corp., Gary A. Melius, Native American Management Corp., PRC-St. Regis, Inc. and Naussau County Native American, Inc.
   10.21.6 Agreement dated September 24, 1997, by and among Massena Management LLC, Native American Management Corp., Gary A. Melius, PRC-St. Regis, Inc. and Massena Management Corp.
   10.22 Lease Agreement, dated as of December 14, 1993, by and between Liberty Landing Associates ("Liberty Landing") and President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia").(4)

   10.22.1 First Amendment to Lease Agreement, dated July 31, 1996, by and between President Philadelphia and Liberty Landing. (15)
   10.22.2 Second Amendment to Lease Agreement, dated July 31, 1996, by and between Liberty Landing and President Philadelphia. (15)
   10.22.3 Modification to First Amendment to Lease Agreement, dated September 12, 1997, by and between Liberty Landing and President Philadelphia. (19)
   10.22.4 Assignment, dated as of December 14, 1993, pursuant to which Liberty Landing assigns, transfers and sets over unto President Philadelphia all of the rights, title and interest of Liberty Landing in, to and under that certain Master Agreement to Lease, dated September 25, 1989, by and between Philadelphia Port Corporation and Liberty Landing, as amended. (4)
   10.22.5 Letter Agreement dated May 7, 1996, by and between President Philadelphia, Liberty Landing, The Sheet Metal Workers' International Association Local Union #19, Delaware Avenue Development Corp. and Delaware-Washington Corp. (13)
   10.23 Option Agreement dated July 31, 1996, by and between Liberty Landing and President Philadelphia. (15)
   10.23.1 Modification to Option Agreement dated December 12, 1996, by and between Liberty Landing and President Philadelphia. (16)
   10.23.2  Second Modification to Option Agreement, dated September 12,
            1997, by and between Liberty Landing and President Philadelphia
            (19)
   10.23.3  First Amendment to Corporate Guaranty dated July 31, 1996, by
            The Company. (15)
   10.23.4 Third Modification to Option Agreement, dated October 22, 1998, by and between Liberty Landing Associates, and President
            Riverboat Casino-Philadelphia, Inc. (25)
   10.24 Charter Agreement dated February 17, 1995, by and between American Gaming & Entertainment, Ltd. ("AGE") and the President Mississippi Charter Corporation ("Charter Corp."). (8)
   10.24.1 Subcharter Agreement dated February 17, 1995, by and between Charter Corp. and President Mississippi. (8)
   10.24.2 Collateral Assignment Agreement dated February 17, 1995, by Charter Corp. to AGE. (8)
   10.24.3 First Amendment to Charter, dated October 30, 1998 (effective as of December 1, l997), by and between American Gaming & Entertainment, Ltd. ("AGEL"), owner, and President Mississippi Charter Corporation, with the concurrence of the following parties: AmGam Associates, American Gaming & Resorts of Mississippi, Inc., the Official Committee of the Unsecured Creditors of AmGam, the Official Committee of the Unsecured Creditors of AGRM, AGEL and Shamrock Holdings, Inc. (formerly known as Bennett Holdings Group, Inc.). (25)
   10.25 Employment Agreement dated March 13, 1995, by and between the Company and John S. Aylsworth. (9)
   10.25.1 Option Agreement dated March 13, 1995, by and between John S. Aylsworth and the Company. (12)
   10.25.2 Amended and Restated Employment Agreement, dated June 26, 1998 by by and between President Casinos, Inc. and John S. Aylsworth. (23)
   10.26 Promissory Note dated February 17, 1995, from BH Acquisition Corp. ("BH") to PRC Management, Inc. ("PRC Management"). (12)

   10.26.1  Surety Agreement dated February 13, 1995, between John E. Connelly and PRC Management. (12)
   10.26.2  Amended and Restated Promissory Note dated February 15, 1996, from
            BH to PRC Management. (13)
   10.26.3  Promissory Note dated February 15, 1996, from BH to PRC
            Management. (13)
   10.26.4  Amended and Restated Surety Agreement dated February 15, 1996, between John E. Connelly and PRC Management. (13)
   10.26.5  Collateral Pledge Agreement dated February 15, 1996, between
            Connelly Hotel Associates, Inc. and PRC Management. (13)
   10.27    Charter Agreement dated October 27, 1994, by and between President
            Riverboat Casino-New York, Inc. ("President New York") and
            Missouri Gaming Company. (12)
   10.28    Charter Agreement dated August 17, 1995, by and among New Yorker
            Acquisition Corporation, Barden-Davis Casino, LLC and the
            Company. (11)
   10.29    Charter Agreement dated August 18, 1995, by and between President
            New York and Greater Dubuque Riverboat Entertainment Company, L.C.
            ("GDRE"). (11)
   10.29.1  Amendment to Charter Agreement dated August 18, 1995, by and between President New York and GDRE. (11)
   10.29.2  Asset Acquisition Agreement dated July 30, 1996, by and between
            President New York and GDRE. (15)
   10.30    Employment Agreement dated November 1, 1995, by and between the
            Company and James A. Zweifel. (11)
   10.30.1  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between President Casinos, Inc. and James A. Zweifel. (23)
   10.31    Mutual Release and Non-Disparagement Agreement dated November 14,
            1995, by and between David Friedman and the Company, Mr. Connelly,
            Mr. Aylsworth, Floyd R. Ganassi, William C. Nelson, Russell L.
            Ray, Terrence L. Wirginis and Karl G. Andren. (11)
   10.32    "Natatorium Site" Lease Agreement dated July 20, 1995, by and between the City of Davenport, Iowa and TCG through the President
            Riverboat Casino-Iowa, Inc. (the "Natatorium Site Lease"). (11)
   10.33    Independent Contractor Consulting Agreement dated May 15, 1996, by and between the Company and Terrence Wirginis. (13)
   10.33.1  Employment Agreement dated May 1, 1996, by and between the Company and Mr. Wirginis. (13)
   10.33.2  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between President Casinos, Inc. and Terrence L. Wirginis.
            (23)
   10.34    Letter of Intent Agreement, dated as of July 17, 1996, by and between President Mississippi and Primadonna Resorts, Inc. (14)
   10.34.1  Letter of Intent Agreement, dated as of July 17, 1996, by and between BH and Primadonna Resorts, Inc. (14)
   10.35    Asset Purchase Agreement dated October 14, 1996, by and between
            President New York and Southern Illinois Riverboat/Casino Cruises,
            Inc. (16)
 * 10.36    1998 Fiscal Year Management Incentive Plan Participant Form. (17)
   10.37    Promissory Note dated July 22, 1997, by and between President
            Broadwater Hotel, L.L.C. (Broadwater LLC) and Lehman Brothers
            Holdings Inc. ("Lehman"). (18)
   10.37.1  Redemption Agreement dated July 22, 1997, by and among JECA and

            Broadwater LLC and Broadwater Hotel, Inc. (18)
   10.37.2  Indemnity Agreement dated July 22, 1997, by Broadwater LLC, the
            Company and President Mississippi, jointly and severally, in favor of Lehman. (18)
   10.37.3  Indemnity and Guaranty Agreement dated July 22, 1997, by the
            Company and President Mississippi in favor of Lehman. (18)
   10.37.4  Unconditional Guaranty of Lease Obligations dated July 22, 1997, by the Company. (18)
   10.37.5  Amended and Restated Limited Liability Company Operating
            Agreement, dated as of July 22, 1997, by and between JECA and
            Broadwater Hotel, Inc. (18)
   10.38    Public Trust Tidelands Lease Agreement dated August 6, 1992, by and between the Secretary of State, with the approval of the
            Governor, for and on behalf of the State of Mississippi, and BH
            Acquisition Corporation.
   10.38.1  Amendment to Public Trust Tidelands Lease Agreement dated November
            10, 1993, by and between the Secretary of State, with the approval of the Governor, for and on behalf of the State of Mississippi, and BH Acquisition Corporation.
   10.38.2  Amendment No. 1 to the Lessee's Assignment of Public Trust
            Tidelands Lease dated July 22, 1997, between J. Edward Connelly
            Associates, Inc., successor by merger to BH Acquisition
            Corporation, and President Broadwater Hotel, LLC.
   10.39    Public Trust Tidelands Lease of Fast Lands dated December 31,
            1996, by and between the Secretary of State, with approval of the
            Governor, for and on behalf of the State of Mississippi, and BH
            Acquisition Corporation.
   10.39.1  Amendment No. 1 to the Lessee's Assignment of Fast Lands Lease
            dated July 22, 1997, between J. Edward Connelly Associates, Inc., successor by merger to BH Acquisition Corporation, and President
            Broadwater Hotel, Inc.
   21       Schedule of subsidiaries of the Company.
   23.1     Consent of Deloitte & Touche, L.L.P. with respect to the Company's
            Registration Statements on Form S-8, as filed on June 8, 1994 and
            January 8, 1998.
   27       Financial Data Schedule as required under EDGAR.
    __________________

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

     February 7, 1995.
(9) Incorporated by reference from the Company's Report on Form 8-K dated March 16, 1995.
(10) Incorporated by reference from the Company's Report on Form 8-K dated July 10, 1995.
(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995 filed January 12, 1996.
(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1995 filed on May 30, 1995.
(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1996 filed on May 30, 1996.
(14) Incorporated by reference from the Company's Report on Form 8-K dated July 30, 1996.
(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1996 filed October 15, 1996.
(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996 filed January 14, 1997.
(17) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1997 filed on May 30, 1997.
(18) Incorporated by reference from the Company's Report on Form 8-K dated July 24, 1997.
(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(20) Incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.
(21) Incorporated by reference from the Company's Registration Statement on Form S-8 dated January 8, 1998.
(22) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(23) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 filed October 15, 1998.
(24) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(25) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1998 filed January 14, 1999.
 * Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.
                                   F-64