Form 10-Q
period 1999-05-31
PRESIDENT CASINOS INC
filed 1999-07-12
CIK 888507

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

                 For the quarterly period ended May 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,032,965 shares outstanding as of July 12, 1999.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 28, 1999..................................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months Ended May 31, 1999 and 1998....................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 1999 and 1998....................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................9

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................19

  Item 2.  Changes in Securities.........................................19

  Item 3.  Defaults Upon Senior Securities...............................20

  Item 4.  Submission of Matters to a Vote of Security Holders...........20

  Item 5.  Other Information.............................................20

  Item 6.  Exhibits and Reports on Form 8-K..............................20

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk....20


Signature................................................................21

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                           May 31,   Feb. 28,
                                                          1999       1999
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 19,746   $ 17,110
  Restricted cash................................          3,267      3,095
  Short-term investments.........................            275        275
  Accounts receivable, net of allowance for
    doubtful accounts of $370 and $357...........          2,338      2,588
  Other current assets...........................          4,546      4,345
                                                        ---------  ---------
      Total current assets.......................         30,172     27,413
Property and equipment, net of accumulated
  depreciation of $65,924 and $62,987............        140,645    142,740
Other assets.....................................          2,393      2,705
                                                        ---------  ---------
                                                        $173,210   $172,858
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt...........        $ 1,884   $  1,886
  Other current liabilities......................         26,141     25,337
                                                        ---------  ---------
      Total current liabilities..................         28,025     27,223
Long-term debt:
  Long-term debt, net of current maturities......        135,666    135,813
  Accrued loan fee...............................          4,157      3,566
                                                        ---------  ---------
      Total long-term liabilities................        139,823    139,379
                                                        ---------  ---------
      Total liabilities..........................        167,848    166,602
                                                        ---------  ---------
Minority interest................................         12,547     12,464
Commitments and contingencies....................            --         --
Stockholders' deficit:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 5,033 shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................       (109,216)  (108,239)
                                                        ---------  ---------
      Total stockholders' deficit................         (7,185)    (6,208)
                                                        ---------  ---------
                                                        $173,210   $172,858
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.

                                       1

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF OPERATIONS (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)                   Three Months Ended May 31,
                                                         1999        1998
                                                        ------      ------
OPERATING REVENUES:
  Gaming.........................................      $ 47,536    $ 42,574
  Food and beverage..............................         6,176       5,481
  Hotel..........................................         2,011       2,223
  Retail and other...............................         2,997       5,033
  Less promotional allowances....................        (4,365)     (3,288)
                                                       ---------   ---------
    Net operating revenues.......................        54,355      52,023
                                                       ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming and gaming cruise.......................        28,260      25,619
  Food and beverage..............................         3,894       3,798
  Hotel..........................................           726         695
  Retail and other...............................           763         707
  Selling, general and administrative............        12,850      15,435
  Depreciation and amortization..................         3,664       3,520
  Development costs..............................            95       2,777
                                                       ---------   ---------
    Total operating costs and expenses...........        50,252      52,551
                                                       ---------   ---------
OPERATING INCOME (LOSS)..........................         4,103        (528)
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income................................           132         159
  Interest expense...............................        (4,879)     (4,982)
                                                       ---------   ---------
    Total other income (expense).................        (4,747)     (4,823)
                                                       ---------   ---------
LOSS BEFORE MINORITY INTEREST....................          (644)     (5,351)
Minority interest................................           332         369
                                                       ---------   ---------
NET LOSS.........................................      $   (976)   $ (5,720)
                                                       =========   =========
Basic and diluted net loss per share.............       $ (0.19)    $ (1.14)
                                                       =========   =========
Weighted average common and dilutive
 potential shares outstanding....................         5,033       5,033
                                                       =========   =========

See Notes to Condensed Consolidated Financial Statements.

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Three Months Ended May 31,
                                                         1999        1998
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................     $ 4,735    $ (1,825)
                                                      ---------   ---------

Cash flows from investing activities:
  Expenditures for property and equipment.........      (1,626)     (4,114)
  Change in restricted cash.......................        (172)        650
  Maturity of short-term investments..............         --        2,021
  Other...........................................          52          74
                                                      ---------   ---------
      Net cash used in investing activities.......      (1,746)     (1,369)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................        (100)       (100)
  Payments on capital lease obligations...........          (3)         (6)
  Minority interest payment.......................        (250)        --
                                                      ---------   ---------
      Net cash used in financing activities.......        (353)       (106)
                                                      ---------   ---------
Net increase (decrease) in cash
      and cash equivalents........................       2,636      (3,300)
Cash and cash equivalents at beginning of period..      17,110      19,278
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 19,746    $ 15,978
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest............................    $  6,524    $  7,354
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

1.  Summary of Significant Accounting Policies

Principles of Consolidation

  The consolidated financial statements include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which the Company has a 100% ownership interest and in which a wholly-owned entity of the Chairman of the Board of the Company has preferred rights to certain cash flows (collectively, the "Company" or "PCI"). All material intercompany balances and transactions have been eliminated.

  PCI develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts riverboat and/or dockside gaming operations in Davenport, Iowa; in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"); and in St. Louis near the base of the Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Davenport operations are managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Company also operates two nongaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations in Biloxi and Davenport. The Broadwater Property in Biloxi was acquired by the Company in July 1997 and is owned by The President Broadwater Hotel, LLC, a limited liability corporation in which the Company has a 100% ownership interest. The Blackhawk Hotel in Davenport is owned by a wholly-owned subsidiary of the Company.

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

  The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ending February 28, 1999. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

  Certain amounts for fiscal 1999 have been reclassified to conform with fiscal 2000 financial statement presentation.

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

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. During the three-month period ended May 31, 1999, the Company incurred costs of $2,708 to repair the vessel, replace boarding ramps and prepare the "Admiral" to reopen. Insurance deductibles relating to the hull and business interruption claims totaled $1,120 and the Company received insurance proceeds of $3,900. During the three-month period ended May 31, 1998, the Company recorded $3,616 as "Retail and Other" revenue relating to its hull and business interruption claims and for expenses incurred to repair the vessel. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner, there can be no guarantee that the Company will be successful in recovering such costs.

3.  Notes Payable and Long-Term Debt

  TCG, the Company's 95%-owned partnership, maintains a $2,500 line of credit of which $249 is unused, provided by Firstar Bank, N.A. The line of credit, collateralized by the M/V "President Riverboat Casino," the Blackhawk Hotel and various equipment, reduces by $900 each March 31 and expires September 30, 2000.

  The Company's $3,300, 8.31% term note contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The Company received a waiver of the net worth covenant through the period ended September 30, 2000, at which time the Company's net worth requirement will return to $40,000. The note is collateralized by the M/V "President Casino-Mississippi" and various equipment with a net book value of $8,472 as of May 31, 1999. Management believes that the Company will be able to either renegotiate the terms, pay down a portion of the note or refinance the loan at such time as the waiver terminates.

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

                                               Three Months Ended May 31,
                                                   1999        1998
                                                  ------      ------
   OPERATING REVENUES:
    Biloxi Properties......................      $ 15,342    $ 14,382
    Davenport Properties...................        20,935      21,373
    St. Louis Properties...................        16,650      16,268
                                                 ---------   ---------
     Gaming and ancillary operations.......        52,927      52,023
    Leasing Operation......................         1,428         --
                                                 ---------   ---------
        Net operating revenues.............      $ 54,355    $ 52,023
                                                 =========   =========

                                               Three Months Ended May 31,
                                                   1999        1998
                                                  ------      ------
    EBITDA (before development and
      impairment expenses and gain/loss
      on sale of property and equipment):
    Biloxi Properties......................      $  1,971    $  1,587
    Davenport Properties...................         3,517       4,736
    St. Louis Properties...................         2,114         695
                                                 ---------   ---------
     Gaming and ancillary operations.......         7,602       7,018
    Leasing Operation......................         1,257         (58)
                                                 ---------   ---------
        Operations EBITDA..................         8,859       6,960

    OTHER COSTS AND EXPENSES:
    Corporate expense......................           992       1,158
    Development expense....................            95       2,777
    Depreciation and amortization..........         3,664       3,520
    Loss on sale of assets.................             5          33
    Other expense, net.....................         4,747       4,823
                                                 ---------   ---------
      Total other costs and expenses.......         9,503      12,311
                                                 ---------   ---------
    LOSS BEFORE INCOME TAXES
     AND MINORITY INTEREST.................          (644)     (5,351)
    Minority interest......................           332         369
                                                 ---------   ---------
    NET LOSS...............................      $   (976)   $ (5,720)
                                                 =========   =========

                                                   May 31,    Feb. 28,
                                                    1999        1999
                                                   ------      ------
      Property and Equipment
        Biloxi Properties.....................   $ 49,532    $ 49,251
        Davenport Properties..................     23,300      24,239
        St. Louis Properties..................     38,315      39,624
                                                 ---------   ---------
           Gaming and ancillary operations....    111,147     113,114
        Leasing Operations....................     28,161      28,572
                                                 ---------   ---------
          Operations' Assets..................    139,308     141,686
        Corporate Assets......................         86          88
        Development Assets....................      1,251         966
                                                 ---------   ---------
            Net Property and Equipment........   $140,645    $142,740
                                                 =========   =========

                                               Three Months Ended May 31,
                                                    1999        1998
                                                   ------      ------
      Additions to Property and Equipment:
        Biloxi Properties.....................   $  1,020    $    822
        Davenport Properties..................        175         560
        St. Louis Properties..................        148         999
                                                 ---------   ---------
           Gaming and ancillary operations....      1,343       2,381
        Leasing Operations....................        (10)        274
                                                 ---------   ---------
          Operations' Assets..................      1,333       2,655
        Corporate Assets......................          8           2
        Development Assets....................        285       1,457
                                                 ---------   ---------
                                                 $  1,626    $  4,114
                                                 =========   =========

6.  Subsequent Event

  In February 1995, a non-guarantor subsidiary of the Company, President Mississippi Charter Corporation ("Charter Corp.") entered into an operating lease agreement (the "Subcharter Agreement") with PRC-Mississippi to lease a fully equipped dockside casino, the "Biloxi Barge." The lease period under the Subcharter Agreement commenced on June 15, 1995, concurrent with an agreement (the "Initial Charter Agreement") the Charter Corp. had with American Gaming & Entertainment, Ltd. ("AGEL"). Under the initial terms of the Subcharter Agreement, the rent consisted of monthly payments of $458 through July 1997 and $329 through June 2000.

  On April 11,1997, AGEL filed an action against Charter Corp. and the Company with respect to certain disputed charter payments which the Company withheld under the Charter Agreement. In October of 1998, this action was dismissed with prejudice pursuant to a settlement. Pursuant to the settlement, the Company made a lump sum payment of $3,890 and agreed to ongoing payments of $215 per month through April 15, 2000. The Company was also required to pay for all improvements and bear the cost of all taxes, fees and repairs up until the settlement. The amended charter period is from December 1, 1997 until April 15, 2000 and was subject to certain purchase options.

  AGEL's primary asset, the "Biloxi Barge," is the subject of bankruptcy proceedings involving several companies and the unsecured creditors of companies previously affiliated with AGEL. On July 2, 1999, the Company entered into an agreement with AGEL, and other parties involved in the above proceedings, to purchase the "Biloxi Barge," subject to approval of the bankruptcy courts and gaming commission approvals. Under the terms of the agreement, the Company will purchase the "Biloxi Barge" for $5,000 plus any remaining amounts from the current charter. In addition, various lawsuits related to the barge will be dismissed. The Company will pay $1,000 at closing and $290, inclusive of the remaining charter, monthly through April 15, 2000, at which time the balance of the purchase price will be due.

 Concurrently with the original charter of the "Biloxi Barge," the Company entered into a capital lease with the barge lessor for certain slot machines. Subsequently, the Company and the lessors renegotiated the payments providing for the forgiveness of future lease payments for a lump sum payment of $900.
A question as to the ownership of these machines was raised by the manufacturer. The Company has withheld any additional payments awaiting resolution. The July agreement discussed above also addressed and resolves the ownership of the slot machines and upon the closing of the purchase of the barge, the Company will pay $900 to purchase the slot machines and lawsuits related to slot machines will be dismissed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in the report.

Overview

  The Company's operating results are affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the results of pursuing various development opportunities and general weather conditions. Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods. The Company's operating results are not significantly effected by seasonality.

  --Competition

  Intensified competition for patrons continues to occur at each of the Company's properties.

  Since gaming began in Biloxi in August 1992, there has been steadily increasing competition along the Mississippi Gulf Coast and in nearby New Orleans and elsewhere in Louisiana and Mississippi. Several large hotel/casino complexes have been built in recent years with the largest single resort in the area opening in March 1999. There are currently twelve casinos operating on the Mississippi Gulf Coast. See "Potential Growth Opportunities" regarding a master plan for a destination resort the Company is developing in Biloxi, Mississippi.

  Within a 45-mile radius of the Quad Cities, the Company's Davenport operation competes with three other casino operations, one of which is located directly across the Mississippi River in Illinois. Expansion and increased marketing by these competitors continues to escalate, resulting in increased promotional and marketing costs for the Company's Davenport operation.

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

  The June 1999 enactment of an Illinois law eliminating cruising requirements for Illinois riverboat casinos is anticipated to adversely impact the Company's Davenport, Iowa and St. Louis, Missouri operations. See "Regulatory Matters" below.

  --Regulatory Matters

  Differences in gaming regulations in the St. Louis market between Illinois and Missouri operators have given competitive advantages/disadvantages to the various operators. While Missouri regulations do not require the vessels to actually cruise, simulated cruising requirements are imposed which restrict entry to a vessel to a 45-minute period every two hours. Those competitors having two casino vessels can alternate hourly boarding times and provide virtually continuous boarding for their guests. Thus, they have a distinct competitive advantage over the Company, which has only one vessel, the "Admiral." Illinois casino vessels have been required to cruise, thereby limiting ingress and egress to their casinos. On June 25, 1999, legislation was enacted eliminating the Illinois boarding restrictions and the requirements to cruise. On May 27, 1999, the Missouri Gaming Commission announced its plan to abolish boarding restrictions by the Fall of 1999. Management believes that the elimination of the Illinois cruising and boarding requirements will have a negative impact on its St. Louis operations until the Missouri boarding restrictions are lifted.

  Other Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake gamblers; additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any easing of the loss limits or the boarding requirements in Missouri would have a positive impact on the Company's St. Louis operation.

  In Iowa, an excursion gambling boat must operate at least one excursion each day for 100 days during the excursion season from April 1 through October 31. Excursions must last a minimum of two hours. While an excursion gaming boat is docked, passengers may embark or disembark at any time. As stated above, Illinois boats were required to cruise until the June 1999 change in the law. The elimination of cruising requirements in Illinois could have a negative impact on the Davenport operations since the competitor directly across the Mississippi River in Illinois is no longer required to cruise.

  In July 1996, a law was enacted by the U.S. Congress establishing a National Gaming Impact and Policy Commission to conduct a comprehensive study of the social and economic impacts of gambling in the United States and make recommendations for changes to the policies governing gambling that the Commission may deem appropriate. A report was issued by the Commission in June 1999 making 13 specific recommendations. While it is too early to predict the effect of the Commission's report on the Company, the addition of a federal level of regulation and taxes, or state laws implementing the report's recommendations, could have a material adverse impact on the Company's future results of operations.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. Although the Company was not forced to suspend its St. Louis operations during either of the three-month periods ending May 31, 1999 or 1998 as a result of adverse weather conditions, high waters caused reduced parking and a general public perception of diminished access to the casino which combined to negatively impact revenue during the periods.

  --St. Louis Barge Accident

  On April 4, 1998, the "Admiral" was struck by runaway river barges which resulted in the severing of several of the vessel's mooring lines and boarding ramps. Although the boarding ramps were lost and significant costs were incurred returning the "Admiral" to its mooring site, the vessel sustained no hull or structural damage and minimal damage to its bow apron. There were no reports of serious injuries to the approximately 2,300 guests and employees aboard. The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company maintains property, liability and business interruption insurance which minimized the financial impact of the accident. The deductible that applied against these policies was $1.1 million. The Company, in conjunction with its various insurance carriers, is pursuing the owners of the towboat that were involved in the accident to recover any uninsured losses.

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

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth at May 31, 1999 was $11.7 million and is included in minority interest.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7.0 million which will be fully earned and nonrefundable when the Indebtedness is repaid. As of May 31, 1999, the accrued loan fee of $4.2 million is included in the Company's long-term liabilities.

  The Company is currently developing a master plan for the Broadwater Property and believes that this site is ideal for the development of "Destination Broadwater," a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming. Destination Broadwater is planned to be an integrated entertainment resort situated in a village setting surrounded by water. The resort will feature a village including a cluster of casinos, hotels, restaurants, theaters and other entertainment attractions. Management believes that with its beachfront location and contiguous golf course, the property is the prime site for such a development in the rapidly growing Gulf Coast market.

  In January 1999, the Company received the approval of the Mississippi Department of Marine Resources ("DMR") for development of a full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers and the Mississippi Department of Environment Quality.

  In March 1999, to facilitate its proposed master plan development, the Company entered into contracts with the State of Mississippi and the owners of Deer Island to purchase for $15.0 million and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located just offshore of Biloxi, Mississippi. It is primarily a wilderness which the state would preserve for use by the people of Mississippi. This transaction completes another essential step towards securing the necessary agreements and approvals from the State of Mississippi for the Company's "Destination Broadwater" development plans. The purchase and conveyance of the title are contingent on the occurrence of various events, including the issuance to the Company of all required federal, state and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino license necessary for development of Destination Broadwater.

  New York City, New York

  The Company pursued a gaming license for a "cruise-to-nowhere" operation in New York City utilizing "President Casino New Yorker." In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations. The Company incurred $2.1 million in costs pursuing a New York City license during the three-month period ending May 31, 1998.

Results of Operations

Three-Month Period Ended May 31, 1999 Compared to the
Three-Month Period Ended May 31, 1998

  The results of operations for three-month periods ended May 31, 1999 and 1998 include the gaming results for the Company's operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the non-gaming operations for Davenport (The Blackhawk Hotel), Biloxi (the Broadwater Property) and St. Louis (Gateway Riverboat Cruises).

  The following table highlights the results of the Company's operations.

                                           Three Months Ended May 31,
                                               1999        1998
                                              ------      ------
                                                 (in millions)

          Davenport, Iowa Operations
            Operating revenues               $  20.9     $  21.4
            Operating income                 $   2.4     $   3.6

          Biloxi, Mississippi Operations
            Operating revenues               $  15.4     $  14.4
            Operating income                 $   1.2     $   0.9

          St. Louis, Missouri Operations
            Operating revenues               $  16.7     $  16.2
            Operating income (loss)          $   0.7     $  (0.7)

          Corporate Leasing Operations
            Operating revenues               $   1.4     $   --
            Operating income (loss)          $   0.9     $  (0.4)

          Corporate Administrative
            and Development
            Operating loss                   $  (1.1)    $  (3.9)

  The following table highlights certain supplemental measures of the Company's financial performance.

                                          Three Months Ended May 31,
                                               1999        1998
                                              ------      ------
                                            (numbers in millions)
          Davenport, Iowa Operations
            EBITDA                           $   3.5     $   4.7
            EBITDA margin                       16.7%       22.0%

          Biloxi, Mississippi Operations
            EBITDA                           $   2.0     $   1.6
            EBITDA margin                       13.0%       11.1%

          St. Louis, Missouri Operations
            EBITDA                           $   2.1     $   0.7
            EBITDA margin                       12.6%        4.3%

          Corporate Leasing Operations
            EBITDA                           $   1.2     $  (0.1)

          Corporate Administrative
            and Development
            EBITDA                           $  (1.0)    $  (3.9)

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

  Operating revenues. The Company generated consolidated operating revenues of $54.4 million during the three-month period ended May 31, 1999 compared to $52.0 million during the three-month period ended May 31, 1998, an increase of $2.4 million or 4.6%.

  The Company's Biloxi and St. Louis operations each experienced increases in revenue, partially offset by the Company's Davenport operation which experienced a decrease. Biloxi's revenue increased to $15.4 million from $14.4 million, an increase of $1.0 million, or 6.9%. Such increase was primarily attributable to an overall increase in the Gulf Coast market. St. Louis's revenue increased to $16.7 million from $16.2 million, an increase of $0.5 million, or 3.1%. Such increase in St. Louis is primarily attributable to the barge accident in April 1998, which resulted in the St. Louis riverboat casino being closed to the public for 26 days. Davenport's revenue decreased to $20.9 million from $21.4 million, a decrease of $0.5 million or 2.3%. This decrease is primarily attributable to the expansion of a competing casino which added gaming space, a new hotel and other amenities in September 1998.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) decreased to $6.8 million during the three-month period ended May 31, 1999, from $9.4 million during the three-month period ended May 31, 1998, a decrease of $2.6 million, or 27.7%. The decrease was primarily attributable to the inclusion of $3.6 million in insurance proceeds resulting from the St. Louis barge accident during the three-month period ended May 31, 1998, offset by the inclusion of $1.4 million of charter revenue during the three-month period ended May 31, 1999.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $28.3 million during the three-month period ended May 31, 1999, compared to $25.6 million during the three-month period ended May 31, 1998, an increase of $2.7 million or 10.5%. The increase is primarily attributable to (i) the variable costs related to the increased revenues in Biloxi and St. Louis and (ii) increased promotional and slot club costs in Davenport along with the introduction of wide area progressive slot machines and their related rental costs. As a percentage of gaming revenues, gaming and gaming cruise costs decreased to 59.4% during the three-month period ended May 31, 1999 from 60.2% during the three-month period ended May 31, 1998.

  The Company's consolidated selling, general and administrative expenses were $12.9 million during the three-month period ended May 31, 1999, compared to $15.4 million for the three-month period ended May 31, 1998, a decrease of $2.5 million or 16.2%. The St. Louis operations contributed to a $2.2 million decrease primarily due to the "Admiral" barge accident. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 23.6% during the three-month period ended May 31, 1999 from 29.7% during the three-month period ended May 31, 1998. The decrease in selling, general and administrative expenses as a percent of revenue is primarily attributable to the increased revenue during the current year compounded by the hull repair costs and the continuing fixed costs at the St. Louis operations during the 26-day temporary suspension of operations included in the prior year.

  Depreciation and amortization expenses were $3.7 million during the three-month period ended May 31, 1999, compared to $3.5 million during the three-month period ended May 31, 1998, an increase of $0.2 million, or 5.7%.

  Development costs during the three-month period ended May 31, 1999 were $0.1 million compared to $2.8 million during the three-month period ended May 31, 1998, a decrease of $2.7 million. The decrease was primarily related to $2.1 million the Company incurred pursuing a gaming license in New York City.

  Operating income. As a result of the foregoing items, the Company had operating income of $4.1 million during the three-month period ended May 31, 1999, compared to an operating loss of $0.5 million during the three-month period ended May 31, 1998.

  Interest expense, net. The Company incurred net interest expense of $4.7 million during the three-month period ended May 31, 1999, compared to $4.8 million during the three-month period ended May 31, 1998.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for the three-month period ended May 31, 1999, compared to a $0.4 million expense for the three-month period ended May 31, 1998.

  Net loss. The Company incurred a net loss of $1.0 million during the three-month period ended May 31, 1999, compared to a net loss of $5.7 million during the three-month period ended May 31, 1998.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $7.0 million of cash in order to fund daily operations. As of May 31, 1999, the Company had approximately $12.7 million in cash and cash equivalents in excess of the required $7.0 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and fund capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned fiscal 2000 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company experienced a net cash decrease from investing activities of $2.0 million during the three-month period ended May 31, 1999 compared to a decrease of $1.0 million during the three-month period ended May 31, 1998.
The net cash decrease from investing activities during both periods resulted primarily from expenditures on property and equipment. During the three-month period ended May 31, 1999, the Company spent approximately $1.0 million, $0.2 million and $0.2 million at the Company's Biloxi, St. Louis and Davenport operations. Additionally, the Company spent $0.2 million on the "Destination Broadwater" development.

  The Company has a $3.3 million outstanding term note payable that is collateralized by "President Casino-Mississippi" and various equipment with a net book value of $8.5 million. The Company made $0.1 million of principal payments during both three-month periods ended May 31, 1999 and 1998 on the term note. The note contains a covenant whereby the Company is required to maintain a minimum net worth of $40.0 million. Although the Company's net worth is currently below $40.0 million, the Company received a waiver of the covenant through September 30, 2000. Management believes that the Company will be able to either renegotiate the terms, pay down a portion of the note or refinance the loan at such time as the waiver terminates.

  TCG, the Company's 95%-owned partnership, maintains a $2.5 million line of credit of which $0.2 million is unused, provided by Firstar Bank, N.A. The line of credit reduces by $0.9 million each March 31 and expires September 30, 2000. The line of credit is available exclusively to TCG. Distributions from TCG to its general partner are limited by its partnership agreement. During the three-month period ended May 31, 1999, the Company paid minority interest of $0.3 million and had no comparable payments in the prior year.

  The Company's Biloxi property leases the "Biloxi Barge" from American Gaming & Entertainment, Ltd. ("AGEL"). The Company and AGEL have in the past disputed certain terms of the lease. AGEL's primary asset, the "Biloxi Barge," is the subject of bankruptcy proceedings involving several companies and the unsecured creditors of companies previously affiliated with AGEL. On July 2, 1999, the Company entered into an agreement with AGEL, and other parties involved in the above proceedings, to purchase the "Biloxi Barge," subject to approval of the bankruptcy courts and gaming commission approval. Under the terms of the agreement, the Company will purchase the "Biloxi Barge" for $5.0 million plus any remaining amounts from the current charter. In addition, various lawsuits related to the barge will be dismissed. The Company will pay $1.0 million at closing and $0.3 million inclusive of the remaining charter, monthly through April 15, 2000, at which time the balance of the purchase price will be due.

 Concurrently with the original charter of the "Biloxi Barge," the Company entered into a capital lease with the barge lessor for certain slot machines. Subsequently, the Company and the lessors renegotiated the payments providing for the forgiveness of future lease payments for a lump sum payment of $0.9 million. A question as to the ownership of these machines was raised by the manufacturer. The Company has withheld any additional payments awaiting resolution. The July agreement discussed above also addressed and resolves the ownership of the slot machines and upon the closing of the purchase of the barge, the Company will pay $900 to purchase the slot machines and lawsuits related to the slot machines would be dismissed.

The Company currently anticipates it will be able to fund both the barge and slot machine purchases from either bank financing or a combination of its existing cash and future cash flows.

  Project financing will be required for any potential growth opportunity. Capital investments may include all or some of the following: acquisition and development of land; acquisition of vessels and lease options on land and other facilities; and construction of vessels and other facilities in anticipation of the approval of gaming operations in potential new jurisdictions. In connection with development activities relating to potential jurisdictions, the Company also makes expenditures for professional services which are expensed as incurred. The Company's financing requirements would depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations and the availability of other financing arrangements.

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

  The Company is also exposed to the risk of possible failure of IT and non-IT systems external to the Company's operations. These External Risk Factors arise from the fact that the Company's operations, like most businesses, depend upon numerous other private, public and governmental entities. While these External Risk Factors are not the Company's responsibility and the remediation of these factors is beyond the Company's control, the Company is attempting to monitor these risks and form such contingency plans as the Company deems necessary. As a result of these External Risk Factors, the Company may be materially and adversely impacted even if the Company's own IT and non-IT systems and equipment are Year 2000 compliant. The most significant of these External Risk Factors are as follows:

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

  Costs

  The total cost to the Company of making the Company's systems Year 2000 compliant is currently estimated to be approximately $0.3 million. Of that amount the Company has incurred approximately $0.2 million as of February 28, 1999. Given that the Company's Year 2000 process is ongoing and given the Company's reliance on third-party vendors, the actual cost of making the Company's systems Year 2000 compliant may be materially greater than the amount the Company currently estimates. The majority of this cost relates to the acquisition of new computer hardware to replace the systems noted above and the purchase of new software to replace non-compliant software. These costs will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of the Company's Year 2000 project, are being expensed as incurred and are likewise included in the cost estimated above.

Quantitative and Qualitative Disclosures About Market Risk

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: July 12, 1999                          /s/ James A. Zweifel
                                            -----------------------------
                                             James A. Zweifel
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.

10.1 Sale and Purchase of Real Estate Agreement dated March 30, 1999, by and among R. David Sanders, James W. Sanders, Julia Sheila Sanders and June Sanders Clement and President Casinos, Inc.

10.2 Deer Island Agreement dated March 30, 1999, by and between Eric Clark and President Casinos, Inc.

  27 Financial Data Schedule for the three-months ended May 31, 1999, as required under EDGAR.