Form 10-Q
period 1999-08-31
PRESIDENT CASINOS INC
filed 1999-10-15
CIK 888507

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

                For the quarterly period ended August 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,032,971 shares outstanding as of October 15, 1999.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                    Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 28, 1999...............................1

    Condensed Consolidated Statements of Operations
      and Loss Per Share Information (Unaudited)for the
      Three and Six Months Ended August 31, 1999 and 1998.................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 1999 and 1998...................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................9

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................22

  Item 2.  Changes in Securities.........................................22

  Item 3.  Defaults Upon Senior Securities...............................22

  Item 4.  Submission of Matters to a Vote of Security Holders...........23

  Item 5.  Other Information.............................................23

  Item 6.  Exhibits and Reports on Form 8-K..............................23

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk....23

Signature................................................................24

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                         August 31,   Feb. 28,
                                                          1999       1999
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 17,919   $ 17,110
  Restricted cash................................          2,997      3,095
  Short-term investments.........................            275        275
  Accounts receivable, net of allowance for
    doubtful accounts of $293 and $357...........          1,279      2,588
  Other current assets...........................          5,205      4,345
                                                        ---------  ---------
      Total current assets.......................         27,675     27,413
Property and equipment, net of accumulated
  depreciation of $66,637 and $62,987............        145,655    142,740
Other assets.....................................          2,094      2,705
                                                        ---------  ---------
                                                        $175,424   $172,858
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt...........       $ 35,798   $  1,886
  Accrued loan fee...............................          4,760        --
  Other current liabilities......................         25,114     25,337
                                                        ---------  ---------
      Total current liabilities..................         65,672     27,223
Long-term debt:
  Long-term debt, net of current maturities......        105,467    135,813
  Accrued loan fee...............................            --       3,566
                                                        ---------  ---------
      Total long-term liabilities................        105,467    139,379
                                                        ---------  ---------
      Total liabilities..........................        171,139    166,602
                                                        ---------  ---------
Minority interests...............................         12,905     12,464
Commitments and contingencies....................            --         --
Stockholders' deficit:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 5,033 shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................       (110,651)  (108,239)
                                                        ---------  ---------
      Total stockholders' deficit................         (8,620)    (6,208)
                                                        ---------  ---------
                                                        $175,424   $172,858
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.

                                       1

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PRESIDENT CASINOS, INC.             AND LOSS PER SHARE INFORMATION (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)         Three Months          Six Months
                                         Ended Aug. 31,       Ended Aug. 31,
                                         1999      1998       1999      1998
                                        ------    ------     ------    ------
OPERATING REVENUES:
 Gaming and gaming cruise............ $ 46,257  $ 46,594   $ 93,793  $ 89,168
 Food and beverage...................    6,458     6,107     12,634    11,588
 Hotel...............................    2,252     2,379      4,263     4,602
 Retail and other....................    2,524     2,344      5,521     7,377
 Less promotional allowances.........   (4,788)   (3,776)    (9,153)   (7,064)
                                      --------- ---------  --------- ---------
  Net operating revenues.............   52,703    53,648    107,058   105,671
                                      --------- ---------  --------- ---------
OPERATING COSTS AND EXPENSES:
 Gaming and gaming cruise............   28,031    25,985     56,291    51,604
 Food and beverage...................    4,042     3,937      7,936     7,735
 Hotel...............................      853       772      1,579     1,467
 Retail and other....................      742       740      1,505     1,447
 Selling, general and administrative.   12,651    13,616     25,497    29,018
 Depreciation and amortization.......    2,660     3,508      6,324     7,028
 (Gain)/loss on sale of assets, net..       (6)       39         (2)       72
 Development.........................       38     1,172        133     3,949
                                      --------- ---------  --------- ---------
  Total operating costs and expenses.   49,011    49,769     99,263   102,320
                                      --------- ---------  --------- ---------
OPERATING INCOME ....................    3,692     3,879      7,795     3,351
                                      --------- ---------  --------- ---------
OTHER INCOME (EXPENSE):
 Interest income.....................      165       174        296       333
 Interest expense....................   (4,934)   (5,022)    (9,812)  (10,004)
                                      --------- ---------  --------- ---------
  Total other income (expense).......   (4,769)   (4,848)    (9,516)   (9,671)
                                      --------- ---------  --------- ---------
LOSS BEFORE MINORITY INTERESTS.......   (1,077)     (969)    (1,721)   (6,320)
Minority interests...................      359       400        691       769
                                      --------- ---------  --------- ---------
NET LOSS............................. $ (1,436) $ (1,369)  $ (2,412) $ (7,089)
                                      ========= =========  ========= =========
Basic and diluted net loss per share. $  (0.29) $  (0.27)  $  (0.48) $  (1.41)
                                      ========= =========  ========= =========
Weighted average common and dilutive
 potential shares outstanding........    5,033     5,033      5,033     5,033
                                        =======   =======    =======   =======

See Notes to Condensed Consolidated Financial Statements.

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Six Months Ended Aug. 31,
                                                         1999        1998
                                                        ------      ------

Net cash provided by operating activities.........    $  5,960    $  4,509
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........      (4,060)     (5,718)
  Change in restricted cash.......................          98         994
  Proceeds from sales of property and equipment...         129          84
  Maturity of short-term investments..............          -        2,346
  Other...........................................          87         --
                                                      ---------   ---------
    Net cash used in investing activities.........      (3,746)     (2,294)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................        (251)       (200)
  Payments on capital lease obligations...........        (904)        (10)
  Minority interest payment.......................        (250)        --
                                                      ---------   ---------
    Net cash used in financing activities.........      (1,405)       (210)
                                                      ---------   ---------
Net increase in cash and cash equivalents.........         809       2,005
Cash and cash equivalents at beginning of period..      17,110      19,278
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 17,919    $ 21,283
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $  7,444    $  8,270
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $  5,393    $    --
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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The consolidated financial statements include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which the Company has a 100% ownership interest and in which a wholly-owned entity of the Chairman of the Board of the Company has preferred rights to certain cash flows (collectively, the "Company" or "PCI"). All material inter-company balances and transactions have been eliminated.

  PCI develops, owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts riverboat and/or dockside gaming operations in Davenport, Iowa; in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"); and in St. Louis near the base of the Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Davenport operations are managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Company also operates two nongaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations in Biloxi and Davenport. The Broadwater Property in Biloxi was acquired by the Company in July 1997 and is owned by the President Broadwater Hotel, LLC, a limited liability corporation in which the Company has a 100% ownership interest. TCG/Blackhawk, Inc., the owner of the Blackhawk Hotel in Davenport, is a wholly-owned subsidiary of the Company.

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

2.  Property and Equipment

  On August 10, 1999, the Company purchased "President Casino-Broadwater" (formerly the "Biloxi Barge"), the dockside casino utilized at the Company's Biloxi gaming operation. The Company had previously leased the "President Casino-Broadwater" since June 1995 from its former owner, American Gaming and Entertainment, Ltd. ("AGEL"). Under the terms of the agreement, the Company purchased the "President Casino-Broadwater" for $6,393. In addition, in connection with the consummation of the transaction, various lawsuits pending among the Company, AGEL and various third parties related to the barge were dismissed.

3.  Insurance Proceeds

  During the three-month period ended August 31, 1999, the St. Louis property recorded $300 of revenue related to its business interruption insurance policy. This policy insures the Company against the negative impact on revenue from prolonged periods of high water levels on the Mississippi River during the 18-month policy period.

  On April 4, 1998, several river barges broke free of their towboat and struck the Company's St. Louis casino, the "Admiral," resulting in the severing of several of the vessel's mooring lines and boarding ramps. The vessel sustained no hull or structural damage and minimal damage to its bow apron. There were no reports of serious injuries to the approximate 2,300 guests and employees aboard.

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company spent approximately $2,714 in the six-month period ended August 31, 1998, to repair the vessel, replace the boarding ramps and prepare the "Admiral" to reopen. Insurance proceeds from the Company's hull and business interruption coverages recorded in the six-month period ended August 31, 1998, were $3,900. Income from insurance proceeds in excess of the net book value of destroyed assets was $3,616 and is reflected in the financial statements as "Retail and Other" revenue. The insurance deductibles relating to the hull and business interruption claims total $1,020. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner of the towboat, there can be no guarantee that the Company will be successful in recovering such costs.

4.  Long-Term Debt

  Long-term debt as of August 31 and February 28, 1999 are summarized as follows:
                                                         Aug. 31,    Feb. 28,
                                                           1999        1999
                                                          ------      ------
  Senior Exchange notes, 13%, principal payments
    of $25,000 due September 2000 and $50,000
    due September 2001, net of discount of $404
    and $524...........................................  $ 74,596    $ 74,476
  Secured Notes, 12%, principal payment of
    $25,000 due September 2001, net of a gain
    on modification of terms of $868 and $1,080........    25,868      26,080
  Broadwater Hotel note payable, variable interest
    rate, 9.0% as of August 31, 1999, principal
    payment due July 2000..............................    30,000      30,000
  Line of credit, prime plus 0.5%, combined
    rate of 8.25% as of August 31, 1999................     2,200       2,251
  M/V "President Casino-Mississippi" note payable,
    variable interest rate, 8.60% as of August 31,
    1999, principal payments due quarterly of $100,
    with a final payment of $2,000 in November 2002....     3,200       3,400
  "President Casino-Broadwater" note payable,
    monthly combined principal and interest payments
    of $290, balance of $3,652 due April 2000..........     5,393         --

 Capital lease obligations.............................         8       1,492
                                                         ---------   ---------
       Total long-term debt............................   141,265     137,699
                                                         ---------   ---------
Less current maturities:
  Broadwater Hotel note payable........................    30,000         --
  M/V "President Casino-Mississippi" note payable......       400         400
  "President Casino-Broadwater" note payable...........     5,393         --

 Capital lease obligations.............................         5       1,486
                                                         ---------   ---------
       Total current maturities........................    35,798       1,886
                                                         ---------   ---------
           Long-term debt..............................  $105,467    $135,813
                                                         =========   =========
  Broadwater Hotel Note

  In conjunction with the purchase of the Broadwater Property, President Broadwater, L.L.C. ("PBLLC") borrowed the sum of $30,000 from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7,000 which will be fully earned and nonrefundable when the Indebtedness is repaid. As of August 31, 1999, the Company has accrued $4,760 of this loan fee.

  "President Casino-Broadwater" Barge Note

  In connection with the purchase of "President Casino-Broadwater" (formerly the "Biloxi Barge"), the Company paid $1,000 at closing and will make monthly combined interest and principal payments of $290 through April 15, 2000, at which time a balloon payment of $3,652 will be due.

5.  Commitments and Contingent Liabilities

  As discussed in Note 2 above, on August 10, 1999, the Company executed a purchase agreement for the "President Casino-Broadwater." As a part of the purchase agreement, "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." and various other lawsuits were dismissed.

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

6.  Segment Information

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

  EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows from operational activities as a measure of liquidity. The Company has presented EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest, depreciation and amortization.

                                         Three Months          Six Months
                                        Ended August 31,     Ended August 31,
                                         1999      1998       1999      1998
                                        ------    ------     ------    ------
OPERATING REVENUES:
 Biloxi Properties................... $ 15,999  $ 15,629   $ 31,341  $ 30,011
 Davenport Properties................   20,036    20,518     40,971    41,891
 St. Louis Properties................   16,276    16,772     32,926    33,040
                                      --------- ---------  --------- ---------
 Gaming and ancillary operations.....   52,311    52,919    105,238   104,942
 Leasing Operation...................      392       729      1,820       729
                                      --------- ---------  --------- ---------
      Net operating revenues......... $ 52,703  $ 53,648   $107,058  $105,671
                                      ========= =========  ========= =========

                                          Three Months          Six Months
                                        Ended August 31,     Ended August 31,
                                         1999      1998       1999      1998
                                        ------    ------     ------    ------
EBITDA (before development and
   impairment expenses and gain/loss
   on sale of property and equipment):
 Biloxi Properties................... $  1,904  $  2,619   $  3,875  $  4,206
 Davenport Properties................    3,896     5,070      7,413     9,806
 St. Louis Properties................    1,704     2,118      3,818     2,813
                                      --------- ---------  --------- ---------
 Gaming and ancillary operations.....    7,504     9,807     15,106    16,825
 Leasing Operation...................       55       204      1,312       146
                                      --------- ---------  --------- ---------
   Operations EBITDA.................    7,559    10,011     16,418    16,971

OTHER COSTS AND EXPENSES:
 Corporate expense...................    1,175     1,413      2,168     2,571
 Development expense.................       38     1,172        133     3,949
 Depreciation and amortization.......    2,660     3,508      6,324     7,028
 Loss on sale of assets..............       (6)       39         (2)       72
 Other expense, net..................    4,769     4,848      9,516     9,671
                                      --------- ---------  --------- ---------
    Total other costs and expenses...    8,636    10,980     18,139    23,291
                                      --------- ---------  --------- ---------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST..............   (1,077)     (969)    (1,721)   (6,320)
 Minority interest...................      359       400        691       769
                                      --------- ---------  --------- ---------
NET LOSS............................. $ (1,436) $ (1,369)  $ (2,412) $ (7,089)
                                      ========= =========  ========= =========

                                                  Aug. 31,    Feb. 28,
                                                    1999        1999
                                                   ------      ------
      Property and Equipment
        Biloxi Properties.....................   $ 55,789    $ 49,251
        Davenport Properties..................     23,090      24,239
        St. Louis Properties..................     37,526      39,624
                                                 ---------   ---------
           Gaming and ancillary operations....    116,405     113,114
        Leasing Operations....................     27,555      28,572
                                                 ---------   ---------
          Operating Assets....................    143,960     141,686
        Corporate Assets......................         70          88
        Development Assets....................      1,625         966
                                                 ---------   ---------
            Net Property and Equipment........   $145,655    $142,740
                                                 =========   =========

                                             Six Months Ended August 31,
                                                    1999        1998
                                                   ------      ------
      Additions to Property and Equipment:
        Biloxi Properties.....................   $  7,322    $  1,457
        Davenport Properties..................        924         937
        St. Louis Properties..................        540       1,497
                                                 ---------   ---------
           Gaming and ancillary operations....      8,786       3,891
        Leasing Operations....................        --        1,111
                                                 ---------   ---------
          Operations' Assets..................      8,786       5,002
        Corporate Assets......................          8           8
        Development Assets....................        659         708
                                                 ---------   ---------
                                                 $  9,453    $  5,718
                                                 =========   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

  The Company's operating results are affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the results of pursuing various development opportunities and general weather conditions. Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods. The Company's operating results are not significantly affected by seasonality.

  --Competition

  Intensified competition for patrons continues to occur at each of the Company's properties.

  Since gaming began in Biloxi in August 1992, there has been steadily increasing competition along the Mississippi Gulf Coast, in nearby New Orleans and elsewhere in Louisiana and Mississippi. Several large hotel/casino complexes have been built in recent years with the largest single resort in the area opening in March 1999 in Biloxi. There are currently twelve casinos operating on the Mississippi Gulf Coast. See "Potential Growth Opportunities" regarding a master plan for a destination resort the Company is developing in Biloxi, Mississippi.

  Within a 45-mile radius of the Quad Cities, the Company's Davenport, Iowa operation competes with three other casino operations, one of which is located directly across the Mississippi River in Illinois. Expansion and increased marketing by these competitors continues to escalate, resulting in increased promotional and marketing costs for the Company's Davenport operation. One of the competing Iowa casinos added gaming space, a new hotel and other amenities in September 1998. On September 23, 1999, the Davenport property received approval from the Iowa Racing & Gaming Commission to expand its casino by increasing the number of slot machines on its floor from its current level of 925 machines to 1,200. Management has plans to implement this increase over the next one to two years.

  Competition is intense in the St. Louis, Missouri market area. There are presently five other casino companies operating eight casinos in the market area. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "Admiral" and the second 20 miles upriver. There are three Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River.

  --Regulatory Matters

  Differences in gaming regulations in the St. Louis market between Illinois and Missouri operators have given competitive advantages/disadvantages to the various operators. Missouri regulations formerly did not require vessels to actually cruise, however, simulated cruising requirements were imposed which restricted entry to a vessel to a 45-minute period every two hours. Those competitors having two casino vessels could alternate hourly boarding times and provide virtually continuous boarding for their guests. Thus, they had a distinct competitive advantage over the Company, which has only one vessel, the "Admiral." Illinois casino vessels were formerly required to cruise, thereby limiting ingress and egress to their casinos. On June 25, 1999, legislation was enacted eliminating the Illinois boarding restrictions and the cruising requirements. This change immediately gave the Illinois operations an advantage over the Missouri operations as Illinois patrons could enter and exit the vessel at any time. However, this advantage was negated on August 16, 1999, when the Missouri Gaming Commission allowed "continuous boarding" by establishing a temporary pilot program eliminating the boarding restrictions for the "Admiral" and other casinos in eastern Missouri. This change to "continuous boarding" has also enabled the "Admiral" to compete more effectively with the Missouri operators who have two adjacent casino vessels. At this time, the Missouri Gaming Commission has not given any indication as to the length of the pilot program or as to whether it will become permanent.

  Other Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players; additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operation.

  In Iowa, an excursion gaming boat must operate at least one excursion each day for 100 days during the April 1 through October 31 excursion season. Excursions must last a minimum of two hours. While an excursion gaming boat is docked, passengers may embark or disembark at any time. As discussed above, Illinois boats were required to cruise until June 1999 when such cruising requirements were eliminated. The Company believes that the elimination of cruising requirements in Illinois will have a negative impact on the Davenport operations since the competitor directly across the Mississippi River in Rock Island, Illinois is no longer required to cruise. The elimination of the cruising requirements provides the Rock Island casino an opportunity to expand its operation beyond its current capacities.

  In July 1996, the U.S. Congress enacted a law establishing a National Gaming Impact and Policy Commission to conduct a comprehensive study of the social and economic impacts of gaming in the United States and make recommendations for changes to the policies governing gaming that the Commission may deem appropriate. A report was issued by the Commission in June 1999 making 13 specific recommendations. While at this time it is too early to predict the effect of the Commission's report on the Company, the addition of a federal level of regulation and taxes, or state laws implementing the report's recommendations, could have a material adverse impact on the Company's future financial condition and results of operations.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. Although the Company was not forced to suspend its St. Louis operations during either of the six-month periods ending August 31, 1999 or 1998 as a result of adverse weather conditions, high waters caused reduced parking and a general public perception of diminished access to the casino which combined to negatively impact revenue during the periods. In addition, the Biloxi property was closed for 6 days from September 25 to October 1, 1998, during Hurricane Georges.

  --St. Louis Barge Accident

  On April 4, 1998, the "Admiral" was struck by runaway river barges which resulted in the severing of several of the vessel's mooring lines and boarding ramps. Although the boarding ramps were lost and significant costs were incurred returning the "Admiral" to its mooring site, the vessel sustained no hull or structural damage and minimal damage to its bow apron. There were no reports of serious injuries to the approximately 2,300 guests and employees aboard. The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company maintains property, liability and business interruption insurance which minimized the financial impact of the accident. The deductible that applied against these policies was $1.0 million. The Company, in conjunction with its various insurance carriers, is pursuing the owners of the towboat that were involved in the accident to recover any uninsured losses.

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

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth as of August 31, 1999 was $11.9 million and is included in minority interest. Cash payments relating to this minority interest have totaled $0.2 million since its inception.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7.0 million which will be fully earned and nonrefundable when the Indebtedness is repaid. As of August 31, 1999, the accrued loan fee of $4.8 million is included in the Company's short-term liabilities.

  The Company is currently developing a master plan for the Broadwater Property and believes that this site is ideal for the development of "Destination Broadwater," a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming. Destination Broadwater is planned to be an integrated entertainment resort situated in a village setting partially surrounded by water. The plans for the resort will feature a village which will include a cluster of casinos, hotels, restaurants, theaters and other entertainment attractions. Management believes that with its beachfront location and contiguous golf course, the property is the prime site for such a development in the rapidly growing Gulf Coast market.

  In January 1999, the Company received the approval of the Mississippi Department of Marine Resources ("DMR") for development of a full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers and the Mississippi Department of Environment Quality. The Company is currently performing environmental impact studies. The two remaining permit approvals are still pending.

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

  New York City, New York

  The Company pursued a gaming license for a "cruise-to-nowhere" operation in New York City utilizing the "President Casino New Yorker." In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations. The Company incurred $2.5 million in costs pursuing a New York City license during the six-month period ending August 31, 1998.

Results of Operations

  The results of operations for the three-month and six-month periods ended August 31, 1999 and 1998 include the gaming results for the Company's operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the non-gaming operations for Davenport (the Blackhawk Hotel), Biloxi (the Broadwater Property) and St. Louis (Gateway Riverboat Cruises).

  The following table highlights the results of the Company's operations.

                                       Three Months Ended    Six Months Ended
                                           August 31,           August 31,
                                         1999      1998       1999      1998
                                        ------    ------     ------    ------
                                                    (in millions)

 Davenport, Iowa Operations
    Operating revenues................. $ 20.0    $ 20.5     $ 41.0    $ 41.9
    Operating income...................    2.8       3.9        5.2       7.5

 Biloxi, Mississippi Operations
    Operating revenues.................   16.0      15.6       31.3      30.0
    Operating income...................    1.8       2.0        3.1       2.9

 St. Louis, Missouri Operations
    Operating revenues.................   16.3      16.8       32.9      33.0
    Operating income...................    0.6       0.8        1.3       0.1

 Corporate Leasing Operations
    Operating revenues.................    0.4       0.7        1.8       0.7
    Operating income (loss)............   (0.3)     (0.2)       0.5      (0.6)

 Corporate Administrative and
    Development expense................   (1.2)     (2.6)      (2.3)     (6.5)

   The following table highlights certain supplemental measures of the Company's financial performance.

                                       Three Months Ended    Six Months Ended
                                           August 31,           August 31,
                                         1999      1998       1999      1998
                                        ------    ------     ------    ------
                                                (dollars in millions)

 Davenport, Iowa Operations
    EBITDA............................. $  3.9    $  5.1     $  7.4    $  9.8
    EBITDA margin......................   19.5%     24.9%      18.0%     23.4%

 Biloxi, Mississippi Operations
    EBITDA............................. $  1.9    $  2.6     $  3.9    $  4.2
    EBITDA margin......................   11.9%     16.7%      12.5%     14.0%

 St. Louis, Missouri Operations
    EBITDA............................. $  1.7    $  2.1     $  3.8    $  2.8
    EBITDA margin......................   10.4%     12.5%      11.6%      8.5%

 Corporate Leasing Operations
    EBITDA............................. $  0.1    $  0.2     $  1.3    $  0.1

 Corporate Administrative and
    Development
    EBITDA............................. $ (1.2)   $ (2.6)    $ (2.3)   $ (6.5)

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

Three-Month Period Ended August 31, 1999 Compared to the
Three-Month Period Ended August 31, 1998

  Operating revenues. The Company generated consolidated operating revenues of $52.7 million during the three-month period ended August 31, 1999 compared to $53.6 million during the three-month period ended August 31, 1998, a decrease of $0.9 million or 1.7%.

  The Company's Biloxi operation experienced an increase in operating revenue of $0.4 million, offset by the Company's St. Louis and Davenport operations, each of which experienced decreases in operating revenues of $0.5 million. Additionally, the Company's leasing operation experienced a decrease in revenues of $0.3 million.

  Gaming revenues for the Company's Biloxi operations were positively affected by an increase in the overall gaming market on the Gulf Coast and the Company's increased promotional efforts. The Company's Davenport and St. Louis operations experienced decreases in gaming revenue as a result of Illinois enacting legislation effective June 26, 1999 eliminating the cruising requirements and therefore allowing for continuous boarding. On August 16, 1999, continuous boarding became effective in eastern Missouri. As a result, the Company believes St. Louis operations were at a competitive disadvantage for 51 days during the three-month period ended August 31, 1999. In addition, the Davenport decrease is attributable to the previously described expansion of a competing Iowa casino.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) decreased to $6.4 million during the three-month period ended August 31, 1999, from $7.1 million during the three-month period ended August 31, 1998, a decrease of $0.7 million, or 9.9%. The decrease was primarily attributable to: (i) a decrease in charter revenue of $0.3 million as a result of a charter agreement ending in June of 1999 and (ii) an increase in promotional allowances at all three properties in response to the competitive pressures in the markets.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $28.0 million during the three-month period ended August 31, 1999, compared to $26.0 million during the three-month period ended August 31, 1998, an increase of $2.0 million, or 7.7%. The St. Louis operations experienced an increase of $0.5 million in gaming costs which was primarily the result of promotions implemented to reduce the impact of continuous boarding in Illinois. The Davenport operations experienced an increase of $0.5 million in gaming and gaming cruise costs primarily as a result of the additional costs associated with offering a new slot product and an increase in complimentary items. The Biloxi operations experienced an increase in gaming costs of $1.0 million primarily as a result of increased promotional costs. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 60.6% during the three-month period ended August 31, 1999 from 55.8% during the three-month period ended August 31, 1998.

  The Company's consolidated selling, general and administrative expenses were $12.7 million during the three-month period ended August 31, 1999, compared to $13.6 million for the three-month period ended August 31, 1998, a decrease of $0.9 million or 6.6%. The decrease in selling, general and administrative expenses is primarily due to: (i) a decrease of $0.4 million as a result of the resolution of a property tax assessment at the St. Louis operations and
(ii) a decrease of $0.2 million on the Corporate Leasing operations as a result of prior year costs incurred preparing the "New Yorker" for the charter to a third party that began July 1998. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 24.0% during the three-month period ended August 31, 1999 from 25.4% during the three-month period ended August 31, 1998.

  Depreciation and amortization expenses were $2.7 million during the three-month period ended August 31, 1999, compared to $3.5 million during the three-month period ended August 31, 1998, a decrease of $0.8 million, or 22.9%.

  Development costs were less than $0.1 million during the three-month period ended August 31, 1999 compared to $1.2 million during the three-month period ended August 31, 1998. The decrease was the result of $0.4 million the

Company incurred pursuing a gaming license in New York City and $0.7 million related to the Company's investment in the Philadelphia lease option during the prior year three-month period. No comparable expenses were incurred during the three-month period ended August 31, 1999.

  Operating income/loss. As a result of the foregoing items, the Company had operating income of $3.7 million during the three-month period ended August 31, 1999, compared to $3.9 million during the three-month period ended August 31, 1998.

  Interest expense, net. The Company incurred net interest expense of $4.8 million during each of the three-month periods ended August 31, 1999 and 1998.

  Minority interest expense. The Company incurred $0.4 million minority interest expense for the each three-month period ended August 31, 1999 and 1998, respectively.

  Net loss. The Company incurred a net loss of $1.4 million during both three-month periods ended August 31, 1999 and 1998.

Six-Month Period Ended August 31, 1999 Compared to the
Six-Month Period Ended August 31, 1998

  Operating revenues. The Company generated consolidated operating revenues of $107.0 million during the six-month period ended August 31, 1999 compared to $105.7 million during the six-month period ended August 31, 1998, an increase of $1.3 million or 1.2%.

  The Company's Biloxi and Corporate Leasing operations experienced increases in operating revenues, offset by the Company's Davenport operations which experienced a decrease in operating revenues. The Company's St. Louis operations contributed consistent revenue for both six-month periods ended August 31.

  The Biloxi operation's $1.3 million increase in revenues over the prior year resulted from a $1.5 million increase in casino revenues and a $0.2 million decrease from the hotel operations. The increase in casino revenues is primarily the result of the growth in the Gulf Coast market over the comparable six-month period ended August 31, 1998 and the Company's increased promotional efforts. The Corporate Leasing operation had nearly four months of charter revenue during the six-month period ended August 31, 1999, compared to two months of charter revenue for the six-month period ended August 31, 1998, contributing a $1.1 million increase in revenue.

  The Company's Davenport operations experienced a decrease in operating revenues primarily as a result of a decrease in market share which the Company believes has resulted from the previously described expansion of a competing Iowa casino.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) decreased to $13.3 million during the six-month period ended August 31, 1999, from $16.5 million during the six-month period ended August 31, 1998, a decrease of $3.2 million, or 19.4%. The decrease is primarily attributable to the inclusion of $0.3 million in insurance proceeds for the six-month period ended August 31, 1999, compared to $3.6 million in insurance proceeds in revenue for the six-month period ended August 31, 1998.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $56.3 million during the six-month period ended August 31, 1999, compared to $51.6 million during the six-month period ended August 31, 1998, an increase of $4.7 million or 9.1%. Gaming costs increased $1.6 million at both the Davenport and St. Louis operations and increased $1.4 million at the Biloxi operations. The increase at all three properties is primarily the result of increased promotional costs. The increase in Davenport is also the result of the introduction of wide area progressive slot machines and their related rental cost in the current year. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 60.0% during the six-month period ended August 31, 1999, from 57.9% during the six-month period ended August 31, 1998.

  The Company's consolidated selling, general and administrative expenses were $25.5 million during the six-month period ended August 31, 1999, compared to $29.0 million for the six-month period ended August 31, 1998, a decrease of $3.5 million or 12.1%. The St. Louis operations decrease of $2.8 million is primarily from costs incurred as a result of the "Admiral" accident which occurred in the six-month period ended August 31, 1998, and the favorable resolution of a property tax assessment during the six-month period ended August 31, 1999. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 23.8% during the six-month period ended August 31, 1999 from 27.5% during the six-month period ended August 31, 1998. The decrease in selling, general and administrative expenses as a percent of revenue is primarily attributable to the hull repair costs and the continuing fixed costs at the St. Louis operations during the 26-day temporary suspension of operations in April 1998.

  Depreciation and amortization expenses were $6.3 million during the six-month period ended August 31, 1999, compared to $7.0 million during the six-month period ended August 31, 1998, a decrease of $0.7 million, or 10.0%.

  Development costs during the six-month period ended August 31, 1999 were $0.1 million compared to $3.9 million during the six-month period ended August 31, 1998, a decrease of $3.8 million. The decrease was primarily related to $2.5 million the Company incurred pursuing a gaming license in New York City during the six-month period ended August 31, 1998 and $1.3 million related to the Company's investment in the Philadelphia lease option during the prior year six-month period.

  Operating income. As a result of the foregoing items, the Company had operating income of $7.8 during the six-month period ended August 31, 1999 and $3.4 million during the six-month period ended August 31, 1998.

  Interest expense, net. The Company incurred net interest expense of $9.5 million during the six-month period ended August 31, 1999, compared to $9.7 million during the six-month period ended August 31, 1998, a decrease of $0.2 million, or 2.0%.

  Minority interest expense. The Company incurred $0.7 million minority interest expense for the six-month period ended August 31, 1999, compared to $0.8 million for the six-month period ended August 31, 1998.

  Net loss. The Company incurred a net loss of $2.4 million during the six-month period ended August 31, 1999, compared to a net loss of $7.1 million during the six-month period ended August 31, 1998.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $7.7 million of cash in order to fund daily operations. As of August 31, 1999, the Company had approximately $10.5 million in non-restricted cash and short-term investments in excess of the required $7.7 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to fund capital expenditures. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned fiscal 2000 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  As reflected in the balance sheet as of August 31, 1999, the Company has "current maturities of long-term debt" amounting to $35.8 million. The $35.8 million includes: (i) $30.0 million Broadwater Hotel note payable which was previously classified in long-term debt and is due July 2000, (ii) the newly acquired $5.4 million "President Casino-Broadwater" barge note due in $0.3 million monthly installments with a balloon payment of $3.6 million due April 15, 2000, and (iii) $0.4 million from a term note mortgaged by the M/V "President Casino-Mississippi." The $4.8 million accrued loan fee related to the Broadwater Hotel note was also previously classified as long-term and will accrue to $7.0 million by the July 2000 due date.

  Cash generated from operations during the normal course of business will not be enough to make all required payments under the note payable obligations. Management is pursuing various strategic financing alternatives in order to fund these obligations. The Company is working with recognized financial advisors in the gaming industry to pursue various strategic alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of assets. Management believes that there is significant intrinsic value in the casino, hotel, development and other properties owned by the Company. Management also believes that the Company will be successful in funding its debt obligations on a timely basis through one or more of the strategic alternatives being considered.

  The Company experienced a net cash decrease from investing activities of $3.7 million during the six-month period ended August 31, 1999 compared to a decrease of $2.3 million during the six-month period ended August 31, 1998. The net cash decrease from investing activities during both periods resulted primarily from expenditures on property and equipment. During the six-month period ended August 31, 1999, the Company had fixed asset additions of approximately $9.5 million, of which, $5.4 million was a non-cash addition in exchange for debt. The Company spent approximately $1.9 million, $0.5 million and $0.9 million at the Company's Biloxi, St. Louis and Davenport operations, respectively. Additionally, the Company spent $0.7 million in conjunction with the potential development of the Broadwater Property into a multi-casino destination resort.

  The Company has a $3.2 million outstanding term note payable that is collateralized by "President Casino-Mississippi" and various equipment with a net book value of $8.5 million. The Company made $0.2 million of principal payments during both six-month periods ended August 31, 1999 and 1998 on the term note. The note contains a covenant whereby the Company is required to maintain a minimum net worth of $40.0 million. Although the Company's net worth is currently below $40.0 million, the Company received a waiver of the covenant through September 30, 2000. Management believes that the Company will be able to either renegotiate the terms, pay down a portion of the note or refinance the loan at such time as the waiver terminates.

  TCG, the Company's 95%-owned partnership, maintains a $2.5 million line of credit of which $0.3 million is unused, provided by Firstar Bank, N.A. The line of credit reduces by $0.9 million each March 31 and expires September 30, 2000. The line of credit is available exclusively to TCG. Distributions from TCG to its general partner are limited by its partnership agreement.

  On August 10, 1999, the Company purchased "President Casino-Broadwater" (formerly the "Biloxi Barge"), the dockside casino utilized at the Company's Biloxi gaming operation. The Company had previously leased the "President Casino-Broadwater" since June 1995 from its former owner, American Gaming and Entertainment, Ltd. ("AGEL"). Under the terms of the agreement, the Company purchased the "President Casino-Broadwater" for $5.0 million plus the remaining amounts from the current charter. The Company paid $1.0 million at closing and will pay $0.3 million monthly through April 15, 2000, at which time the balance of the purchase price will be due. The Company currently anticipates it will be able to fund the barge purchase from either bank financing or a combination of its existing cash and future cash flows.

  In conjunction with the purchase of the Broadwater Property, President Broadwater Hotel, L.L.C. ("PBLLC") borrowed the sum of $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7.0 million which will be fully earned and nonrefundable when the Indebtedness is repaid. As of August 31, 1999, the Company has accrued $4.8 million of this loan fee.

  In addition to the aforementioned note, PBLLC is obligated to redeem the minority interest owned by a company controlled by Mr. Connelly for a redemption price of $10.0 million on the date on which the above mentioned debt is fully and finally discharged and the mortgage securing that debt is released. Mr. Connelly is also entitled to a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the redemption agreement. Through August 31, 1999, the Company has expensed $2.0 million of this priority return of which it has paid $0.2 million since inception.

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

  --Year 2000

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

  Status

  All phases are substantially complete. Based upon the analysis conducted to date, the Company believes all of the major critical systems at the Company's properties are currently compliant.

  Costs

  The Company has incurred approximately $0.3 million as of August 31, 1999. The majority of this cost relates to the acquisition of new computer hardware to replace the systems noted above and the purchase of new software to replace non-compliant software. These costs will be capitalized and depreciated over their expected useful lives. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of the Company's Year 2000 project, are being expensed as incurred and are likewise included in the cost estimated above.

Quantitative and Qualitative Disclosures About Market Risk

  Although the majority of debt carries a fixed interest rate, the Company is exposed to interest rate risk with respect to the variable-rate debt maintained.

Forward Looking Statements

  The statements contained herein include forward-looking statements based on management's current expectations of the Company's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, the Company's actual results could differ materially from the expectations expressed in the preceding paragraphs. Factors that could cause the Company's actual results to differ materially from the expected results include, among other things: the intensely competitive nature of the riverboat and dockside casino gaming industry; increases in the number of competitors in the markets in which the Company operates; the susceptibility of the Company's operating results to floods, adverse weather conditions and natural disasters; the risk that jurisdictions in which the Company proposes to operate do not enact legislation permitting riverboat or dockside casino gaming or do not enact such legislation in a timely manner; risk that jurisdictions in which the Company operates or jurisdictions in close proximity in which the Company operates enact legislation that effect the Company's current operations; and other risks detailed in the Company's filings with the Securities and Exchange Commission.

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

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its annual stockholders' meeting on August 10, 1999. The following matters were voted upon at the meeting:

    1.  Election of two Class I Directors:
                                                      Votes Cast
                                            -----------------------------
        Name of Director Elected                 For          Withheld
        ------------------------            -------------  --------------
            Karl G. Andren                     4,339,690         269,167
            Royal P. Walker, Jr.               4,337,403         271,454

        Name of Each Other Director Whose Term of
        Office as Director Continues After the Meeting
        ----------------------------------------------
            John E. Connelly
            John S. Aylsworth
            Terrence L. Wirginis

    2. Motion to adjourn the stockholders' meeting until August 23, 1999, to allow further solicitation of proxies:

                                  Votes Cast
                        -----------------------------
                             For          Withheld
                        -------------  --------------
                           3,977,887         630,843

  The Company reconvened its annual stockholders' meeting on August 23, 1999. The following matter was voted upon at that meeting:

    1.  Proposal to adopt the 1999 Incentive Stock Plan of President
        Casinos, Inc.:

                                  Votes Cast
                  --------------------------------------------
                       For          Against        Withheld
                  -------------  -------------  --------------
                     2,506,401        723,936          32,415

     There were 1,404,962 broker non-votes with regard to the matter voted upon at the meeting.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The exhibits filed as part of this report are listed on Index to Exhibits accompanying this report.

        (b)  Reports on Form 8-K

             Not applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

  Although the majority of debt carries a fixed interest rate, the Company is exposed to interest rate risk with respect to the variable-rate debt maintained.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: October 15, 1999                       /s/ James A. Zweifel
                                            -----------------------------
                                             James A. Zweifel
                                             Executive Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.

   10.1 Sale Agreement dated July 2, 1999, by and between The President Riverboat Casino-Mississippi, Inc., President Casinos, Inc. and President Mississippi Charter Corp., on the one hand, and American Gaming & Entertainment, Ltd., AmGam Associates ("AmGam"), American Gaming & Resorts of Mississippi, Inc. ("AGRM"), the Committee for the Unsecured Creditors of AmGam, the Committee for the Unsecured Creditors of AGRM, International Game Technology, Inc.("IGT"), and Shamrock Holdings Group, Inc. (formerly known as Bennett Holdings Group, Inc.) ("Shamrock" and collectively with AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of AmGam, the Committee for the Unsecured Creditors of AGRM and IGT, the "AGEL Group"), on the other hand.
   10.2 Promissory Note dated August 10, 1999, from The President Riverboat Casino-Mississippi, Inc. to American Gaming & Entertainment, Ltd.
   10.3 Security Agreement, dated August 10, 1999, between The President Riverboat Casino-Mississippi, Inc. and American Gaming & Entertainment, Ltd.
   10.4 Preferred Ship Mortgage dated August 10, 1999, granting by The President Riverboat Casino-Mississippi, Inc., to and in favor of American Gaming & Entertainment, Ltd.
   10.5 Guaranty Agreement dated August 10, 1999, made by The President Riverboat Casino-Mississippi, Inc., in favor of American Gaming & Entertainment, Ltd.
   10.6     President Casinos, Inc. 1999 Incentive Stock Plan.
   27 Financial Data Schedule for the six-months ended August 31, 1999, as required under EDGAR.

----------------------
                                    25