Form 10-Q
period 1999-11-30
PRESIDENT CASINOS INC
filed 2000-01-14
CIK 888507

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

              For the quarterly period ended November 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,032,978 shares outstanding as of January 14, 2000.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                    Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 28, 1999.............................1

    Condensed Consolidated Statements of Operations
      and Loss Per Share Information (Unaudited)for the
      Three and Nine Months Ended November 30, 1999 and 1998..............2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 1999 and 1998................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................10

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................24

  Item 2.  Changes in Securities.........................................24

  Item 3.  Defaults Upon Senior Securities...............................24

  Item 4.  Submission of Matters to a Vote of Security Holders...........24

  Item 5.  Other Information.............................................24

  Item 6.  Exhibits and Reports on Form 8-K..............................24

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk....24

Signature................................................................25

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                          Nov. 30,   Feb. 28,
                                                          1999       1999
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 10,700   $ 17,110
  Restricted cash and cash equivalents...........          3,819      3,370
  Accounts receivable, net of allowance for
    doubtful accounts of $353 and $357...........          1,451      2,588
  Other current assets...........................          4,266      4,345
                                                        ---------  ---------
      Total current assets.......................         20,236     27,413
Property and equipment, net of accumulated
  depreciation of $73,259 and $62,987............        144,668    142,740
Other assets.....................................          1,785      2,705
                                                        ---------  ---------
                                                        $166,689   $172,858
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt...........       $ 64,996   $  1,886
  Accrued loan fee...............................          5,372        --
  Other current liabilities......................         20,726     25,337
                                                        ---------  ---------
      Total current liabilities..................         91,094     27,223
Long-term debt:
  Long-term debt, net of current maturities......         75,419    135,813
  Accrued loan fee...............................            --       3,566
                                                        ---------  ---------
      Total long-term liabilities................         75,419    139,379
                                                        ---------  ---------
      Total liabilities..........................        166,513    166,602
                                                        ---------  ---------
Minority interests...............................         12,968     12,464
Commitments and contingencies....................            --         --
Stockholders' deficit:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, 5,033 shares issued
    and outstanding..............................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................       (114,823)  (108,239)
                                                        ---------  ---------
      Total stockholders' deficit................        (12,792)    (6,208)
                                                        ---------  ---------
                                                        $166,689   $172,858
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PRESIDENT CASINOS, INC.             AND LOSS PER SHARE INFORMATION (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)         Three Months         Nine Months
                                         Ended Nov. 30,       Ended Nov. 30,
                                         1999      1998       1999      1998
                                        ------    ------     ------    ------
OPERATING REVENUES:
 Gaming and gaming cruise............ $ 45,555  $ 44,539   $139,348  $133,707
 Food and beverage...................    6,240     5,816     18,874    17,404
 Hotel...............................    1,594     1,964      5,856     6,566
 Retail and other....................    1,589     2,573      7,111     9,950
 Less promotional allowances.........   (4,747)   (3,936)   (13,900)  (11,000)
                                      --------- ---------  --------- ---------
  Net operating revenues.............   50,231    50,956    157,289   156,627
                                      --------- ---------  --------- ---------
OPERATING COSTS AND EXPENSES:
 Gaming and gaming cruise............   27,916    25,972     84,206    77,576
 Food and beverage...................    3,655     3,729     11,384    11,464
 Hotel...............................      650       681      2,229     2,148
 Retail and other....................      715       662      2,221     2,109
 Selling, general and administrative.   12,332    12,691     38,036    41,709
 Depreciation and amortization.......    3,676     3,731     10,000    10,759
 Loss on sale of assets, net.........       35         4         33        76
 Development.........................       29       712        162     4,661
                                      --------- ---------  --------- ---------
  Total operating costs and expenses.   49,008    48,182    148,271   150,502
                                      --------- ---------  --------- ---------
OPERATING INCOME ....................    1,223     2,774      9,018     6,125
                                      --------- ---------  --------- ---------
OTHER INCOME (EXPENSE):
 Interest income.....................      105       162        402       496
 Interest expense....................   (5,168)   (4,995)   (14,981)  (15,000)
                                      --------- ---------  --------- ---------
  Total other income (expense).......   (5,063)   (4,833)   (14,579)  (14,504)
                                      --------- ---------  --------- ---------
LOSS BEFORE MINORITY INTERESTS.......   (3,840)   (2,059)    (5,561)   (8,379)
Minority interests...................      332       355      1,023     1,124
                                      --------- ---------  --------- ---------
NET LOSS............................. $ (4,172) $ (2,414)  $ (6,584) $ (9,503)
                                      ========= =========  ========= =========
Basic and diluted net loss per share. $  (0.83) $  (0.48)  $  (1.31) $  (1.89)
                                      ========= =========  ========= =========
Weighted average common and dilutive
 potential shares outstanding........    5,033     5,033      5,033     5,033
                                        =======   =======    =======   =======

See Notes to Condensed Consolidated Financial Statements.

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Nine Months Ended Nov. 30,
                                                         1999        1998
                                                        ------      ------

Net cash provided by operating activities.........    $  3,087    $    917
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........      (6,895)     (7,403)
  Change in restricted cash.......................         237       1,081
  Proceeds from sales of property and equipment...         140          94
  Purchase of lease options.......................         --         (482)
  Purchase of short-term investments..............        (685)        --
  Maturity of short-term investments..............          -        2,347
  Other...........................................         186         --
                                                      ---------   ---------
    Net cash used in investing activities.........      (7,017)     (4,363)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................      (1,054)       (300)
  Payments on capital lease obligations...........        (904)        (12)
  Minority interest payment.......................        (520)        --
                                                      ---------   ---------
    Net cash used in financing activities.........      (2,478)       (312)
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........      (6,408)     (3,758)
Cash and cash equivalents at beginning of period..      17,110      19,278
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 10,700    $ 15,520
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $ 14,960    $ 15,670
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $  5,393    $    --
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

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company spent approximately $2,714 during the nine-month period ended November 30, 1998, to repair the vessel, replace the boarding ramps and prepare the "Admiral" to reopen. Insurance proceeds from the Company's hull and business interruption coverages recorded in the nine-month period ended November 30, 1998, were $3,900. Income from insurance proceeds in excess of the net book value of destroyed assets was $3,616 and is reflected in the financial statements as "Retail and Other" revenue. The insurance deductibles relating to the hull and business interruption claims total $1,020. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner of the towboat, there can be no guarantee that the Company will be successful in recovering such costs.

4.  Relocation of the "Admiral"

  It is anticipated that the Company and the City of St. Louis will finalize an agreement before the end of January 2000 for the relocation of the "Admiral" approximately 1,000 feet north from its current location on the

Mississippi River. The new location provides for significantly improved ingress, egress and parking, and is less susceptible to flooding and more protected from river traffic.

  The aggregate cost to relocate the "Admiral" is expected to be approximately $7,000. Under the terms of the proposed agreement, the City will fund $3,000 of the relocation costs, $2,400 of which will be financed through bank debt. The Company will pay for the remaining costs. It is anticipated that the City will repay the $2,400 in debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed completion of the project and repayment of the $2,400 bank debt if the City fails to pay it. Construction has begun and the move is expected to occur during the summer of 2000, subject to certain approvals, weather conditions and timely construction. The Company expects to fund this project from operating cash flow and/or additional financing.

5.  Long-Term Debt

  Long-term debt is summarized as follows:

                                                         Nov. 30,    Feb. 28,
                                                           1999        1999
                                                          ------      ------
  Senior Exchange Notes, 13%, principal payments
    of $25,000 due September 2000 and $50,000
    due September 2001, net of discount of $344
    and $524...........................................  $ 74,656    $ 74,476
  Secured Notes, 12%, principal payment of
    $25,000 due September 2001, net of a gain
    on modification of terms of $761 and $1,080........    25,761      26,080
  Broadwater Hotel note payable, variable interest
    rate, 9.4% as of November 30, 1999, principal
    payment due July 2000..............................    30,000      30,000
  "President Casino-Broadwater" note payable,
    monthly combined principal and interest payments
    of $290, balance of $3,798 due April 2000..........     4,691         --
  M/V "President Casino-Mississippi" note payable,
    variable interest rate, 8.78% as of November 30,
    1999, principal payments due quarterly of $100,
    with a final payment of $2,000 in November 2002....     3,100       3,400
  Line of credit, prime plus 0.5%, combined
    rate of 8.25% as of November 30, 1999..............     2,200       2,251
  Capital lease obligations............................         7       1,492
                                                         ---------   ---------
       Total long-term debt............................   140,415     137,699
                                                         ---------   ---------
Less current maturities:
  Senior exchange notes................................    25,000         --
  Broadwater Hotel note payable........................    30,000         --
  "President Casino-Broadwater" note payable...........     4,691         --
  M/V "President Casino-Mississippi" note payable......     3,100         400
  Line of credit.......................................     2,200         --
  Capital lease obligations............................         5       1,486
                                                         ---------   ---------
       Total current maturities........................    64,996       1,886
                                                         ---------   ---------
           Long-term debt..............................  $ 75,419    $135,813
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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7,000 which will be fully earned and non-refundable when the Indebtedness is repaid. As of November 30, 1999, the Company has accrued $5,372 of this loan fee.

  "President Casino-Broadwater" Barge Note

  In connection with the purchase of "President Casino-Broadwater" (formerly the "Biloxi Barge"), the Company paid $1,000 at closing and will make monthly combined interest and principal payments of $290 through March 2000, and a final payment of $3,798 in April 2000.

  M/V "President Casino-Mississippi" Note

  The Company has a $3,100 outstanding term note payable that is collateralized by the M/V "President Casino-Mississippi" and various equipment with a net book value of $8,072. The Company made $300 of principal payments during both nine-month periods ended November 30, 1999 and 1998 on the term note. The note contains a covenant whereby the Company is required to maintain a minimum net worth of $40,000. The Company's net worth is below $40,000. The lender has waived this covenant until September 30, 2000. Since the fair market value of the vessel is in excess of the outstanding note balance, management believes that the Company will be able to renegotiate the terms, pay down a portion of the note or refinance the loan.

  Line of Credit

  TCG, the Company's 95%-owned partnership, maintains a $2,500 line of credit provided by Firstar Bank, N.A., of which $300 is unused. The line of credit reduces by $900 each March 31 and expires September 30, 2000. The line of credit is available exclusively to TCG. Distributions from TCG to its general partner are limited by its partnership agreement.

  Cash generated from operations during the normal course of business will not be enough to fund required payments under the notes payable obligations, including, potentially, the interest payments due on March 15, 2000 on the Senior Exchange Notes and the Secured Notes. Management is pursuing various strategic financing alternatives in order to fund these obligations. Management believes that there is significant intrinsic value in the casino, hotel, development and other assets owned by the Company. The Company is working with recognized financial advisors in the gaming industry to pursue various strategic alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of assets. There can be no assurance that the Company will be able to restructure successfully or refinance its debts or sale/charter assets on a timely basis or under acceptable terms and conditions.

6.  Commitments and Contingent Liabilities

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

7.  Segment Information

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

                                          Three Months         Nine Months
                                         Ended Nov. 30,       Ended Nov. 30,
                                         1999      1998       1999      1998
                                        ------    ------     ------    ------
OPERATING REVENUES:
 Biloxi Properties................... $ 14,367  $ 14,339   $ 45,708  $ 44,350
 Davenport Properties................   19,378    19,189     60,348    61,080
 St. Louis Properties................   16,486    16,355     49,413    49,395
                                      --------- ---------  --------- ---------
 Gaming and ancillary operations.....   50,231    49,883    155,469   154,825
 Leasing Operation...................      --      1,073      1,820     1,802
                                      --------- ---------  --------- ---------
      Net operating revenues......... $ 50,231  $ 50,956   $157,289  $156,627
                                      ========= =========  ========= =========

                                          Three Months         Nine Months
                                          Ended Nov. 30,      Ended Nov. 30,
                                         1999      1998       1999      1998
                                        ------    ------     ------    ------
EBITDA (before development and
   impairment expenses and gain/loss
   on sale of property and equipment):
 Biloxi Properties................... $  1,809  $  1,382   $  5,683  $  5,587
 Davenport Properties................    2,921     3,896     10,334    13,703
 St. Louis Properties................    1,698     2,028      5,516     4,842
                                      --------- ---------  --------- ---------
 Gaming and ancillary operations.....    6,428     7,306     21,533    24,132
 Leasing Operation...................     (309)      964      1,003     1,109
                                      --------- ---------  --------- ---------
   Operations EBITDA.................    6,119     8,270     22,536    25,241

OTHER COSTS AND EXPENSES:
 Corporate expense...................    1,156     1,049      3,323     3,620
 Development expense.................       29       712        162     4,661
 Depreciation and amortization.......    3,676     3,731     10,000    10,759
 Loss on sale of assets..............       35         4         33        76
 Interest, net.......................    5,063     4,833     14,579    14,504
                                      --------- ---------  --------- ---------
    Total other costs and expenses...    9,959    10,329     28,097    33,620
                                      --------- ---------  --------- ---------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST..............   (3,840)   (2,059)    (5,561)   (8,379)
 Minority interest...................      332       355      1,023     1,124
                                      --------- ---------  --------- ---------
NET LOSS............................. $ (4,172) $ (2,414)  $ (6,584) $ (9,503)
                                      ========= =========  ========= =========

                                                  Nov. 30,    Feb. 28,
                                                    1999        1999
                                                   ------      ------
      Property and Equipment
        Biloxi Properties.....................   $ 55,283    $ 49,251
        Davenport Properties..................     23,090      24,239
        St. Louis Properties..................     37,804      39,624
                                                 ---------   ---------
          Gaming and ancillary operations.....    116,177     113,114
        Leasing Operations....................     26,547      28,572
                                                 ---------   ---------
          Operating Assets....................    142,724     141,686
        Corporate Assets......................         62          88
        Development Assets....................      1,882         966
                                                 ---------   ---------
           Net Property and Equipment.........   $144,668    $142,740
                                                 =========   =========

                                               Nine Months Ended Nov. 30,
                                                    1999        1998
                                                   ------      ------
      Additions to Property and Equipment:
        Biloxi Properties.....................   $  7,724    $  1,722
        Davenport Properties..................      2,011       1,475
        St. Louis Properties..................      1,629       2,109
                                                 ---------   ---------
          Gaming and ancillary operations.....     11,364       5,306
        Leasing Operations....................        --        1,095
                                                 ---------   ---------
          Operations' Assets..................     11,364       6,401
        Corporate Assets......................          8          12
        Development Assets....................        916         990
                                                 ---------   ---------
                                                 $ 12,288    $  7,403
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

  Within a 45-mile radius of the Quad Cities, the Company's Davenport, Iowa operation competes with three other casino operations, one of which is located directly across the Mississippi River in Illinois. Expansion and increased marketing by these competitors continues to escalate, resulting in increased promotional and marketing costs for the Company's Davenport operation. One of the competing Iowa casinos added gaming space, a new hotel and other amenities in September 1998. On September 23, 1999, the Davenport property received approval from the Iowa Racing & Gaming Commission to expand its casino by increasing the number of slot machines on its floor from its then current level of 925 machines to 1,200. Management plans to complete this increase over the next one to two years with its current level at 985 machines.

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

  --Regulatory Matters

  Differences in gaming regulations in the St. Louis market between Illinois and Missouri operators have given competitive advantages/disadvantages to the various operators. While Missouri regulations do not require vessels to actually cruise, simulated cruising requirements were previously imposed which restricted entry to a vessel to a 45-minute period every two hours. Competitors having two casino vessels could alternate hourly boarding times and provide virtually continuous boarding for their guests. Thus, they had a distinct competitive advantage over the Company, which has only one vessel, the "Admiral." Illinois casino vessels were formerly required to cruise, thereby limiting ingress and egress to their casinos. On June 25, 1999, legislation was enacted eliminating the Illinois boarding restrictions and the cruising requirements. This change immediately gave the Illinois operators an advantage over the Missouri operators as Illinois patrons could enter and exit the vessel at any time. However, this advantage was negated on August 16, 1999, when the Missouri Gaming Commission allowed "continuous boarding" by establishing a temporary pilot program eliminating the boarding restrictions for the "Admiral" and other casinos in eastern Missouri. This change to "continuous boarding" has also enabled the "Admiral" to compete more effectively with the Missouri operators who have two adjacent casino vessels.

The Missouri Gaming Commission has indicated that the pilot program will become permanent January 31, 2000.

  Other Missouri regulations limit the loss per passenger by limiting to $500 the amount of chips or tokens a guest may purchase during each two-hour gaming session. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players; additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operation.

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

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. Although the Company was not forced to suspend its St. Louis operations during either of the nine-month periods ending November 30, 1999 or 1998 as a result of adverse weather conditions, high waters caused reduced parking and a general public perception of diminished access to the casino which combined to negatively impact revenue during the periods. In addition, the Biloxi property was closed for 6 days from September 25 to October 1, 1998, during Hurricane Georges.

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

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtednees") and issued a $10.0 million membership interest to the seller. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth as of November 30, 1999 was $12.2 million and is included in minority interest. Cash payments relating to this minority interest have totaled $0.2 million since its inception.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7.0 million which will be fully earned and nonrefundable when the Indebtedness is repaid. As of November 30, 1999, the accrued loan fee of $5.4 million is included in the Company's current liabilities.

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

  In March 1999, to facilitate its proposed master plan development, the Company entered into contracts with the State of Mississippi and the owners of Deer Island to purchase the island for $15.0 million and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located just offshore of Biloxi, Mississippi. It is primarily a wilderness which the state would preserve for use by the people of Mississippi. This transaction completes another essential step towards securing the necessary agreements and approvals from the State of Mississippi for the Company's "Destination Broadwater" development plans. The purchase and conveyance of the title are contingent on the occurrence of various events, including the issuance to the Company of all required federal, state and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino licenses necessary for development of Destination Broadwater.

  New York City, New York

  The Company pursued a gaming license for a "cruise-to-nowhere" operation in New York City utilizing the M/V "New Yorker." In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations. The Company incurred $2.5 million in costs pursuing a New York City license during the nine-month period ending November 30, 1998.

Results of Operations

  The results of operations for the three-month and nine-month periods ended November 30, 1999 and 1998 include the gaming results for the Company's operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the non-gaming operations in Davenport (the Blackhawk Hotel), Biloxi (the Broadwater Property) and St. Louis (Gateway Riverboat Cruises).

  The following table highlights the results of the Company's operations.

                                       Three Months Ended   Nine Months Ended
                                            Nov. 30,             Nov. 30,
                                         1999      1998       1999      1998
                                        ------    ------     ------    ------
                                                    (in millions)
 Davenport, Iowa Operations
    Operating revenues................. $ 19.4    $ 19.2     $ 60.3    $ 61.1
    Operating income...................    1.8       2.7        7.0      10.2

 Biloxi, Mississippi Operations
    Operating revenues.................   14.4      14.3       45.7      44.3
    Operating income...................    1.0       0.6        4.0       3.4

 St. Louis, Missouri Operations
    Operating revenues.................   16.5      16.4       49.4      49.4
    Operating income...................    0.6       0.7        2.0       0.8

 Corporate Leasing Operations
    Operating revenues.................     --       1.1        1.8       1.8
    Operating income (loss)............   (1.0)      0.6       (0.5)     (0.1)

 Corporate Administrative and
    Development expense................   (1.2)     (1.8)      (3.5)     (8.3)

   The following table highlights certain supplemental measures of the Company's financial performance.

                                       Three Months Ended   Nine Months Ended
                                             Nov. 30,            Nov. 30,
                                         1999      1998       1999      1998
                                        ------    ------     ------    ------
                                                (dollars in millions)
 Davenport, Iowa Operations
    EBITDA............................. $  2.9    $  3.9     $ 10.3    $ 13.7
    EBITDA margin......................   14.9%     20.3%      17.1%     22.4%

 Biloxi, Mississippi Operations
    EBITDA............................. $  1.8    $  1.4     $  5.7    $  5.6
    EBITDA margin......................   12.6%      9.8%      12.5%     13.1%

 St. Louis, Missouri Operations
    EBITDA............................. $  1.7    $  2.0     $  5.5    $  4.8
    EBITDA margin......................   10.3%     12.2%      11.1%      9.7%

 Corporate Leasing Operations
    EBITDA............................. $ (0.3)   $  1.0     $  1.0    $  1.1

 Corporate Administrative and
    Development
    EBITDA............................. $ (1.2)   $ (1.8)    $ (3.5)   $ (8.3)

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

Three-Month Period Ended November 30, 1999 Compared to the
Three-Month Period Ended November 30, 1998

  Operating revenues. The Company generated consolidated operating revenues of $50.2 million during the three-month period ended November 30, 1999, compared to $51.0 million during the three-month period ended November 30, 1998, a decrease of $0.8 million, or 1.6%.

  Each of the Company's gaming operations experienced small increases in operating revenues. The combined increase of $0.3 million was offset by a decrease in operating revenue of $1.1 million by the Company's Leasing Operations.

  The increase in gaming revenues was led by the Company's Biloxi operations which were positively affected by an increase in the overall gaming market on the Gulf Coast and the Company's increased promotional efforts.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) decreased to $4.7 million during the three-month period ended November 30, 1999, from $6.4 million during the three-month period ended November 30, 1998, a decrease of $1.7 million, or 26.6%. The decrease was primarily attributable to: (i) a decrease in charter revenue of $1.1 million as a result of a charter agreement ending in June of 1999 and (ii) an increase in promotional allowances at all three properties in response to the competitive pressures in the markets. Company-wide food and beverage increases have been offset by the decrease in Biloxi room revenues.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $27.9 million during the three-month period ended November 30, 1999, compared to $26.0 million during the three-month period ended November 30, 1998, an increase of $1.9 million, or 7.3%. As a percentage of gaming revenues, Company-wide gaming and gaming cruise costs increased to 61.3% during the three-month period ended November 30, 1999, from 58.3% during the three-month period ended November 30, 1998. The St. Louis operations experienced an increase of $0.5 million in gaming costs which was attributable primarily to increased admission taxes incurred with the implementation of continuous boarding in August 1999. The Davenport operations experienced an increase of $0.8 million in gaming and gaming cruise costs primarily as a result of the additional costs associated with offering a new slot product and an increase in promotional items. The Biloxi operations experienced an increase in gaming costs of $0.6 million primarily as a result of increased promotional costs.

  The Company's consolidated selling, general and administrative expenses were $12.3 million during the three-month period ended November 30, 1999, compared to $12.7 million for the three-month period ended November 30, 1998, a decrease of $0.4 million, or 3.1%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 24.6% during the three-month period ended November 30, 1999 from 24.9% during the three-month period ended November 30, 1998. The decrease in selling, general and administrative expenses is primarily due to a decrease of $0.5 million in the "Biloxi Barge" lease expense which was eliminated with the August 1999 purchase of the barge and a $0.4 million decrease related to property tax reassessments in St. Louis and Biloxi. These decreases were partially offset by a $0.3 million increase in Davenport marketing and advertising and $0.2 million increase related to the costs associated with maintaining the M/V "New Yorker," which is no longer under charter to a third party.

  Depreciation and amortization expenses were $3.7 million during both three-month periods ended November 30, 1999 and 1998.

  Development costs were less than $0.1 million during the three-month period ended November 30, 1999, compared to $0.7 million during the three-month period ended November 30, 1998. The decrease was primarily the result of $0.6 million of expenses related to the Company's investment in the Philadelphia lease option during the prior year three-month period. No expenses were incurred on the project during the three-month period ended November 30, 1999.

  Operating income. As a result of the foregoing items, the Company had operating income of $1.2 million during the three-month period ended November 30, 1999, compared to $2.8 million during the three-month period ended November 30, 1998.

  Interest expense, net. The Company incurred net interest expense of $5.2 million during the three-month period ended November 30, 1999, compared to $5.0 million during the three-month period ended November 30, 1998, an increase of $0.2 million, or 4.0%. This increase is related to the purchase of the "President Casino-Broadwater" in August 1999.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for the three-month period ended November 30, 1999, compared to $0.4 million during the three-month period ended November 30, 1998, a decrease of $0.1 million, or 25.0%.

  Net loss. The Company incurred a net loss of $4.2 million during the three-month period ended November 30, 1999, compared to a net loss of $2.4 million during the three-month period ended November 30, 1998, an increase of $1.8 million, or 75%.

Nine-Month Period Ended November 30, 1999 Compared to the
Nine-Month Period Ended November 30, 1998

  Operating revenues. The Company generated consolidated operating revenues of $157.3 million during the nine-month period ended November 30, 1999, compared to $156.6 million during the nine-month period ended November 30, 1998, an increase of $0.7 million, or 0.4%.

  The Company's Biloxi operations experienced an increase in operating revenues, offset by the Company's Davenport operations which experienced a decrease in operating revenues. The Company's St. Louis and Corporate Leasing operations contributed consistent operating revenues for both nine-month periods ended November 30.

  The Company experienced an increase of $1.3 million in Biloxi operating revenues compared to the prior year. This increase consisted of a $1.9 million increase in operating revenues from casino operations offset by a $0.6 million decrease in operating revenues from its hotel operations. The Company's Davenport operations experienced a decrease in operating revenues of $0.7 million, consisting of a decrease in operating revenues of $0.6 million from casino operations and a $0.1 million decrease from hotel operations.

  Gaming revenues increased to $139.3 million for the nine-month period ended November 30, 1999, compared to $133.7 million for the nine-month period ended November 30, 1998, an increase of $5.6 million or 4.2%. Gaming revenues from the Biloxi and St. Louis operations contributed $2.0 million and $3.7 million, respectively, to the increase, offset by a decrease of $0.1 million in gaming revenues from the Davenport operations. The increase in gaming revenues in Biloxi is primarily the result of the growth in the Gulf Coast market over the comparable period ended November 30, 1998 and Biloxi's increased promotional efforts. The increase in gaming revenues in St. Louis is primarily the result of the "Admiral" being closed for 26 days in April 1998 as the result of being struck by several river barges.

  The Company's hotel revenues decreased to $5.9 million for the nine-month period ended November 30, 1999, from $6.6 million for the nine-month period ended November 30, 1998, a decrease of $0.7 million or 10.6%. The decrease in revenues from hotel operations is primarily the result of an increase of approximately 30% in the number of hotel rooms in the Gulf Coast market.

  The Company's revenues from food and beverage increased to $18.9 million from $17.4 million, an increase of $1.5 million or 8.6%. Each property had an increase in food and beverage revenue of approximately $0.5 million. The increase in Biloxi is attributable to increased volume and prices. The increase in Davenport is primarily attributable to an increase in food and beverage promotions. The increase in St. Louis is primarily attributable to the casino being closed 26 days during the nine months ended November 30, 1998, as a result of the barge accident.

  Retail and other revenues decreased to $7.1 million for the nine-month period ended November 30, 1999, from $9.9 million for the nine-month period ended November 30, 1998, a decrease of $2.8 million or 28.3%. The decrease is primarily attributable to the inclusion of $0.4 million of insurance proceeds in other revenue for the nine-month period ended November 30, 1999, compared to the inclusion of $3.6 million of insurance proceeds in other revenue for the nine-month period ended November 30, 1998. During both nine-month periods, the revenues relate primarily to business interruption insurance proceeds in St. Louis resulting from high river stages and to a lesser extent, insurance proceeds related to damage sustained as the result of Hurricane Georges in Biloxi.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $84.2 million for the nine-month period ended November 30, 1999, compared to $77.6 million for the nine-month period ended November 30, 1998, an increase of $6.6 million, or 8.5%. Gaming costs increased $2.4 million, $2.2 million, and $2.0 million at the Davenport, St. Louis and Biloxi operations, respectively. The increase at all three properties is primarily the result of increased promotional costs. The increase in Davenport is also the result of the introduction of wide area progressive slot machines and the related rental cost in the current year. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 60.4% during the nine-month period ended November 30, 1999, from 58.0% during the nine-month period ended November 30, 1998.

  The Company's consolidated selling, general and administrative expenses were $38.0 million for the nine-month period ended November 30, 1999, compared to $41.7 million for the nine-month period ended November 30, 1998, a decrease of $3.7 million, or 8.9%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 24.2% during the nine-month period ended November 30, 1999 from 26.6% during the nine-month period ended November 30, 1998. The Biloxi operations experienced a decrease of $0.8 million in selling, general and administrative expenses primarily attributable to the decrease in lease expense resulting from the purchase of the formerly leased "President Casino-Broadwater" and a favorable tax reassessment of the Broadwater Hotel. The St. Louis operations decrease of $3.0 million is primarily attributable to costs incurred as a result of the "Admiral" accident which occurred in the nine-month period ended November 30, 1998, and the favorable resolution of a property tax assessment that included a quarterly expense reduction of $0.1 million and a refund of $0.3 million during the nine-month period ended November 30, 1999.

  Depreciation and amortization expenses were $10.0 million during the nine-month period ended November 30, 1999, compared to $10.8 million during the nine-month period ended November 30, 1998, a decrease of $0.8 million, or 7.4%.

  Development costs during the nine-month period ended November 30, 1999 were $0.2 million, compared to $4.7 million during the nine-month period ended November 30, 1998, a decrease of $4.5 million. The decrease was primarily related to $2.5 million the Company incurred pursuing a gaming license in New York City during the nine-month period ended November 30, 1998 and $2.0 million related to the Company's investment in the Philadelphia lease option during the prior year nine-month period.

  Operating income. As a result of the foregoing items, the Company had operating income of $9.0 during the nine-month period ended November 30, 1999 and $6.1 million during the nine-month period ended November 30, 1998, an increase of $2.9 million, or 47.5%.

  Interest expense, net. The Company incurred net interest expense of $15.0 million during both nine-month periods ended November 30, 1999 and 1998.

  Minority interest expense. The Company incurred $1.0 million minority interest expense for the nine-month period ended November 30, 1999, compared to $1.1 million for the nine-month period ended November 30, 1998, a decrease of $0.1 million, or 9.0%. The decrease is the result of a decrease in income at the Company's Davenport operation.

  Net loss. The Company incurred a net loss of $6.6 million during the nine-month period ended November 30, 1999, compared to a net loss of $9.5 million during the nine-month period ended November 30, 1998, a decrease of $2.9 million, or 30.5%.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's operations.

  The Company requires approximately $7.7 million of cash in order to fund daily operations. As of November 30, 1999, the Company had approximately $3.0 million in non-restricted cash in excess of the required $7.7 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to fund capital expenditures. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned fiscal 2000 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company experienced a net cash decrease from investing activities of $7.0 million during the nine-month period ended November 30, 1999, compared to a decrease of $4.4 million during the nine-month period ended November 30, 1998. The net cash decrease from investing activities during both periods resulted primarily from expenditures on property and equipment. During the nine-month period ended November 30, 1999, the Company had fixed asset additions of approximately $12.3 million, of which, $5.4 million was a non-cash addition in exchange for debt. The Company spent approximately $2.3 million, $1.6 million and $2.0 million at the Company's Biloxi, St. Louis and Davenport operations, respectively. Additionally, the Company spent $0.9 million in conjunction with the potential development of the Broadwater Property into a multi-casino destination resort.

  During the three-month period ended November 30, 1999, an additional $29.2 million of long-term debt became current. Of this amount, $25.0 million is the principal amount due on the Company's Senior Exchange Notes based on the debt's maturity schedule. As reflected in the balance sheet as of November

30, 1999, the Company has current maturities of long-term debt consisting of the following (in millions):

     Senior Exchange Notes       $ 25.0      Scheduled maturity September 2000
     Broadwater Hotel Note         30.0      Scheduled maturity July 2000
     "President Casino-
       Broadwater" Note             4.7      $0.2 due monthly, balance
                                                of $3.8 due April 2000
     M/V "President Casino-
       Mississippi" Note            3.1      $0.1 due quarterly, balance
                                                of $2.0 due November 2002
                            (see below)
     Line of Credit                 2.2      $0.6 due March 2000, balance
                                 -------        of $1.6 due September 2000
       Current maturities of
         long-term debt          $ 65.0
                                 =======

  In conjunction with the purchase of the Broadwater Property, President Broadwater Hotel, L.L.C. ("PBLLC") borrowed the sum of $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Broadwater Hotel Note"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Broadwater Hotel Note are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Broadwater Hotel Note bears interest at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. PBLLC is obligated under the indebtedness to make monthly payments of interest, and to repay the indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7.0 million which will be fully earned and non-refundable when the indebtedness is repaid. As of November 30, 1999, the Company has accrued $5.4 million of this loan fee.

  In August 1999, the Company purchased the barge "President Casino-Broadwater" (formerly the "Biloxi Barge"), the dockside casino utilized at the Company's Biloxi gaming operation. The Company had previously leased the "President Casino-Broadwater" since June 1995 from its former owner. Under the terms of the agreement, the Company purchased the "President Casino-Broadwater" for $5.0 million plus the remaining amounts from the current charter. The Company paid $1.0 million at closing and will make combined interest and principal payments of $0.3 million monthly through April 15, 2000, at which time the balance of the purchase price will be due.

  The Company has a $3.1 million outstanding term note payable that is collateralized by the M/V "President Casino-Mississippi" and various equipment with a net book value of $8.1 million. The Company makes $0.1 million principal payments quarterly. The note contains a covenant whereby the Company is required to maintain a minimum net worth of $40.0 million. The Company's net worth is below $40.0 million. The lender has waived this covenant until September 30. Since the fair market value of the vessel is in excess of the outstanding note balance, management believes that the Company will be able to renegotiate the terms, pay down a portion of the note or refinance the loan.

  TCG, the Company's 95%-owned partnership, maintains a $2.5 million line of credit provided by Firstar Bank, N.A., of which $0.3 million is unused. The line of credit reduces by $0.9 million each March 31 and expires September 30, 2000. The line of credit is available exclusively to TCG. Distributions from TCG to its general partner are limited by its partnership agreement.

  In addition to the aforementioned Broadwater Hotel Note, under the terms of the purchase agreement for the Broadwater Property, PBLLC is obligated to redeem the minority interest owned by a company controlled by Mr. Connelly for a redemption price of $10.0 million on the date on which the Broadwater Hotel
Note is fully and finally discharged and the mortgage securing that note is released. Mr. Connelly is also entitled to a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the redemption agreement. As of November 30, 1999, the Company has expensed $2.4 million of this priority return since its inception, of which $0.2 million has been paid.

  It is anticipated that the Company and the City of St. Louis will finalize an agreement before the end of January 2000 for the relocation of the "Admiral" approximately 1,000 feet north from its current location on the Mississippi River. The new location provides for significantly improved ingress, egress and parking, and is less susceptible to flooding and more protected from river traffic.

  The aggregate cost to relocate the "Admiral" is expected to be approximately $7.0 million. Under the terms of the proposed agreement, the City will fund $3.0 million of the relocation costs, $2.4 million of which will be financed through bank debt. The Company will pay for the remaining costs. It is anticipated that the City will repay the $2.4 million in debt from annual allocations of $0.6 million from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed completion of the project and repayment of the $2.4 million bank debt if the City fails to pay it. Construction has begun and the move is expected to occur during the summer of 2000, subject to certain approvals, weather conditions and timely construction. The Company expects to fund this project from operating cash flow and/or additional financing.

  Cash generated from operations during the normal course of business will not be enough to fund all required payments under the notes payable obligations, including, potentially, the interest payments due on March 15, 2000 on the Senior Exchange Notes and the Secured Notes. Management is pursuing various strategic financing alternatives in order to fund these obligations. Management believes that there is significant intrinsic value in the casino, hotel and development properties and other assets owned by the Company. The Company is working with recognized financial advisors in the gaming industry to pursue various strategic alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of assets. There can be no assurance that the Company will be able to restructure successfully or refinance its debts or sale/charter assets on a timely basis or under acceptable terms and conditions.

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

  In such case, the Company could pursue a number of alternatives to avail itself of additional capital, including borrowing additional funds either directly or on a stand-alone project basis, financing through lease agreements, selling equity securities and selling assets which are not currently generating revenues. The Company may also consider strategic combinations or alliances. There can be no assurance that the Company can effectuate any of the financing strategies discussed above.

  --Year 2000

  The Company has successfully made the transition to the year 2000 subsequent to the third quarter ended November 30, 1999, and it appears that the Company's major IT and non-IT systems are compliant with the Year 2000 requirements. The Company has experienced no adverse consequences as a result of third parties or external factors being non-compliant. The Company's Year 2000 contingency plan calls for the Company to continue to monitor the status of all its systems over the year for any potential delayed or suppressed Year 2000 problems.

  The Company incurred approximately $0.3 million to become Year 2000 compliant. The majority of this cost related to the acquisition of new computer hardware and software to replace non-compliant items. These costs were capitalized and are being depreciated over their expected useful lives. To the extent existing hardware or software was replaced, the Company recognized a loss for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of the Company's Year 2000 project, were expensed as incurred and are likewise included in the cost above.

Quantitative and Qualitative Disclosures About Market Risk

  Although the majority of debt carries a fixed interest rate, the Company is exposed to interest rate risk with respect to the variable-rate debt maintained.

Forward Looking Statements

  The statements contained herein include forward-looking statements based on management's current expectations of the Company's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, the Company's actual results could differ materially from the expectations expressed in the preceding paragraphs. Factors that could cause the Company's actual results to differ materially from the expected results include, among other things: the intensely competitive nature of the riverboat and dockside casino gaming industry; increases in the number of competitors in the markets in which the Company operates; the susceptibility of the Company's operating results to floods, adverse weather conditions and natural disasters; the risk that jurisdictions in which the Company proposes to operate do not enact legislation permitting riverboat or dockside casino gaming or do not enact such legislation in a timely manner; risk that jurisdictions in which the Company operates or jurisdictions in close proximity thereto, enact legislation that effect the Company's current operations; and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: January 14, 2000                       /s/ James A. Zweifel
                                            -----------------------------
                                             James A. Zweifel
                                             Executive Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.

   27 Financial Data Schedule for the nine-months ended November 30, 1999, as required under EDGAR.

----------------------