Form 10-K
period 2000-02-29
PRESIDENT CASINOS INC
filed 2000-05-30
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 29, 2000
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. /X/
  As of May 26, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,160,965.*
  As of May 26, 2000, the number of shares outstanding of the Registrant's Common Stock was approximately 5,032,988.
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                     PART I

Items 1.  and 2.  Business and Properties.

General

  President Casinos, Inc. owns, operates and develops riverboat and/or dockside gaming casinos through its subsidiaries (collectively, the "Company"). The Company's current gaming facilities and operations are summarized as follows:

  Davenport, Iowa
    Operating entity                  - The Connelly Group, L.P.
    Vessel                            - "President"
    Slots                             -  1,040
    Gaming tables                     -     28
    Opening of casino                 - April 1, 1991


  Biloxi, Mississippi
    Operating entity                  - The President Riverboat Casino-
                                        Mississippi, Inc.
    Vessel                            - "President Casino-Broadwater"
    Slots                             -    947
    Gaming tables                     -     42
    Opening of casino                 - August 13, 1992
    Opening of current facility       - June 30, 1995


  St. Louis, Missouri
    Operating entity                  - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "Admiral"
    Slots                             -  1,227
    Gaming tables                     -     41
    Opening of casino without slots   - May 27, 1994
    Opening of casino with slots      - December 9, 1994

  In addition to its gaming operations, the Company owns and manages certain hotel and ancillary facilities associated with its casino operations in Davenport, Iowa and Biloxi, Mississippi and operates two non-gaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. The Company also from time to time charters certain of its unused vessels to unrelated third parties.

  The Company was incorporated in the State of Delaware in June 1992 and completed the initial public offering of its Common Stock in December 1992. The Company is the successor to businesses operated in St. Louis, Missouri since 1985, Davenport, Iowa since October 1990 and Biloxi, Mississippi since August 1992. The Company's principal executive offices are located in an approximately 9,500 square foot building owned by the Company at 802 North First Street, St. Louis, Missouri 63102, and its telephone number is (314) 622-3000. Information regarding the Company can be found at its web page www.presidentcasino.com.

  The financial statements accompanying this Annual Report on Form 10-K discuss that the Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain its operations. The Company's management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on the Company's $75.0 million Senior Exchange Notes and $25.0 million Secured Notes. Accordingly, the Company has not paid the regularly scheduled interest payment of $6.4 million that was due and payable March 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Exchange Notes and Secured Notes to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  An informal committee (the "Committee"), representing holders of a majority in interest of the Senior Exchange Notes and Secured Notes, has been formed. The Committee has retained legal counsel, certain costs of which are being borne by the Company. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness that may include the sale of some of the Company's properties. The Company believes that the market value of its properties and assets substantially exceeds the amount of its debt. Management believes this market value is the key factor in the Company's program to resolve this matter with the bond holders. There can be no assurances that the Company will be successful in this restructuring, and the Company believes that the success of such restructuring will depend in large part upon the cooperation and the willingness of the creditors to work with the Company.

  Due to cross default provisions associated with other debt agreements, the Company is also in default on certain other debts. These debts include the $30.0 million note and the associated $7.0 million loan fee related to the Broadwater Property and the $3.0 million "President Casino-Mississippi" note. These debts are also currently due and classified in current liabilities as of February 29, 2000. Additionally, the Company did not pay the $3.7 million note due April 15, 2000, associated with the purchase of the Biloxi casino barge. The Company has reached an agreement in principle to extend the payment obligations under this note and is finalizing the documentation. In the event that these notes are accelerated, at this time the Company does not have the resources available to repay such indebtedness. See "Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Management is pursuing various strategic financing alternatives in order to fund these obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of a portion of its assets. The Company's ability to continue as a going concern is dependent on the ability of the

Company to restructure successfully, refinance its debts or sell/charter assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

Current Operations

  Management of the Company views its operations in four operating segments:
Davenport Operations, Biloxi Operations, St. Louis Operations and Leasing Operations, each of which is discussed more fully below. The revenues, results of operations and identifiable assets related to each of these segments can be found in Note 14 of the accompanying consolidated financial statements.

  Davenport, Iowa Operations

  The Davenport gaming operations are managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Company began riverboat gaming operations on the Mississippi River in Davenport on the Company-owned M/V "President" in April 1991. The Company's operating license is renewable annually at the discretion of the Iowa Racing and Gaming Commission (the "IRGC") after receipt of a renewal application from the Company. The license was last renewed in April 2000. Davenport, Iowa along with Bettendorf, Iowa and Rock Island and Moline, Illinois comprise the Quad Cities metropolitan area. The Quad Cities metropolitan area has a population of approximately 400,000 and is approximately a three-hour drive from Chicago.

  The "President," built in 1924, is a five-deck, steel-hulled passenger vessel and is approximately 300 feet in length. During the period November 13, 1995 through April 1, 1996, the "President" underwent a $4.0 million refurbishment and a Coast Guard mandated five-year hull inspection. During that period the "President" was temporarily replaced with a smaller Company-owned vessel, "President Casino-Mississippi" (see "Leasing Operations"). The "President" must undergo its next hull inspection by March 2001. While the "President Casino-Mississippi" is again available to temporarily replace the "President" during its next hull inspection, the Company is contemplating alternatives, including leasing or purchasing a new vessel.

  Within a 45-mile radius, the Davenport operation competes with three other casino operations, one of which is located directly across the Mississippi River in Illinois. Expansion and increased marketing by these competitors continues to escalate, resulting in increased promotional and marketing costs for the Company. During fiscal year 1999, one of the competing Iowa casinos added gaming space, a new hotel and other amenities. In connection with the new facilities, the competitor increased its casino gaming positions by approximately 14%. In September 1999, the Company received approval from the IRGC to expand its operations by increasing the number of slot machines on its floor from 925 machines to 1200. Management has increased its slot machines to 1,040 and plans to complete the increase to 1,200 over the next one to two years. The IRGC has the authority to set cruising schedules for Iowa riverboats and to permit dockside gaming throughout the year. The Company must currently conduct at least one cruise per day for 100 days each year, the timing of which is set at the Company's discretion with the approval of the IRGC. Iowa riverboats can operate while remaining dockside at all other times. The casino is open 24 hours per day, seven days per week. Until June 1999 Iowa riverboats had an advantage over the Illinois competition because Illinois gaming vessels were required to cruise for all gaming sessions, which restricted patron ingress and egress. In June 1999, Illinois enacted legislation eliminating the cruising requirements and thus eliminating the competitive advantage of Iowa gaming vessels.

  The Company owns and operates the Blackhawk Hotel through its wholly-owned subsidiary TCG/Blackhawk, Inc. The Blackhawk Hotel, located approximately three blocks from the "President," commenced operations in October 1990. The Blackhawk Hotel has 191 guest rooms and suites and seven meeting rooms encompassing nearly 15,000 square feet, including a 500-seat grand ballroom. The hotel adjoins the city-owned RiverCenter, which offers an additional 100,000 square feet of meeting rooms and convention space. Over the past five fiscal years three new hotels have opened in the Davenport market. During fiscal 1999, a competing casino operator opened a 256-room hotel adjacent to its casino. During fiscal 1997, a 163-room hotel opened directly across the Mississippi River from the same competing casino operator. During fiscal 1996, a 221-room hotel opened between the Blackhawk Hotel and the "President." While these and other new hotels have intensified competition for the Blackhawk Hotel, management believes the addition of hotel rooms to the Quad Cities market has improved the marketability of the Quad Cities for the Company's gaming operations.

  The Company leases certain levee property in Davenport from the City of Davenport. This lease expires in 2015. The Company is required to pay certain boarding and docking fees and a special payment in lieu of property taxes to the City. In aggregate, the annual cost of these fees is the higher of $830,000 or 83.2 cents per passenger for each passenger over 1,117,579. Both the base amount and per passenger charges related to the docking fees are subject to an annual 4% escalator.

  Biloxi, Mississippi Operations

  The Company began dockside gaming operations in Biloxi on August 13, 1992. The Company manages its Biloxi gaming operations through its wholly-owned subsidiary, The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"). Biloxi is located on the Gulf of Mexico 75 miles east of New Orleans. The Mississippi Gulf Coast area has a population of approximately 300,000. The Company's Mississippi gaming license was last renewed in March 1999 for a two-year period.

  Since gaming began in Mississippi in August 1992, competition has steadily increased along the Mississippi Gulf Coast. There are currently twelve casinos operating in this area. The twelfth casino opened in March 1999 and is the largest casino in the market. The Company also faces competition from gaming operations in the metropolitan New Orleans area and elsewhere in Louisiana and Mississippi. The New Orleans metropolitan area currently has four casinos in operation.

  Management believes the Mississippi Gulf Coast is becoming a major destination point for gaming entertainment. The area is becoming more widely known with many guests coming long distances to enjoy the weather, beaches, golfing and other entertainment. During recent years, several large gaming companies have built large hotel/casino complexes and have captured a significant portion of the Mississippi Gulf Coast market. Many of these competitors have substantially greater name recognition and financial and marketing resources than the Company. Management believes that as newer and larger casino complexes enter the Mississippi Gulf Coast market, it will become increasingly more difficult to compete and maintain market share. Thus, the Company continues to study strategic alternatives related to its Biloxi operations. See "Potential Growth Opportunities-Biloxi, Mississippi."

  In February 1995, in order to provide the Company with the opportunity to compete more effectively in the Mississippi Gulf Coast market, the Company entered into a charter agreement to lease a dockside casino to be utilized by the Company's Biloxi gaming operations. In June 1995, the Company replaced the "President Casino-Mississippi" with the chartered facility, "President Casino-Broadwater" (formerly the "Biloxi Barge"). This change allowed for an increase in casino square footage and the addition of a full service buffet and a steak and seafood restaurant. In August 1999, the Company purchased "President Casino-Broadwater."

  Prior to July 1997, the Company was party to an operating lease with BH Acquisition Corporation ("BH"), a wholly-owned entity of John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company, for its Biloxi mooring site, parking facilities, offices and a warehouse.
Rent under the operating lease agreement was approximately $3.0 million annually, on a triple net basis. In July 1997, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a 100% ownership interest, and a wholly-owned entity of Mr. Connelly which has certain preferred rights to certain cash flows, acquired the real estate and improvements from BH for $40.5 million. The property comprises approximately 260 acres and includes a 111-slip marina which contains the mooring site of the Biloxi casino, two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property").

  The marina at the Broadwater Property consists of both "tidelands" and "fastlands" under the Mississippi Trust Tidelands Act (the "Tidelands Act"). The Tidelands Act provides that land designated as tidelands is deemed to be owned by the State of Mississippi in trust. Under Mississippi law, riparian owners of land designated as "tidelands" or "fastlands" are provided the first opportunity to negotiate with the State of Mississippi for a lease on the property.

  During August 1992, BH entered into a ten-year lease agreement with the State of Mississippi for the tidelands (the "Tidelands Lease") for an annual rental fee of $295,000, subject to five year adjustments as defined by the lease agreement. In November 1993, the Tidelands Lease was amended to allow a new or second vessel be moored, among other items, for an annual rent of $525,000. Effective in August 1995, in conjunction with the replacement of the M/V "President Casino-Mississippi" with the "President Casino-Broadwater," BH exercised its rights under the agreement and the Company's annual rent increased to $525,000. Effective August 1997, the state adjusted the annual rent to $598,000 in accordance with the terms of the lease.

  During December 1996, BH entered into a 40-year lease agreement (the "Fastlands Lease") with the State of Mississippi for the fastlands for an annual rental fee of $21,000, adjustable every five years as defined in the lease agreement. Concurrent with the purchase of PBLLC, BH sold its interest in the Tidelands Lease and the Fastlands Lease to PBLLC.

  St. Louis, Missouri Operations

  On May 1994, the Missouri Gaming Commission licensed the Company to conduct dockside gaming operations on the Company-owned "Admiral" in St. Louis through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Company's initial license was subsequently renewed and has most recently been extended through May 2002. The "Admiral," the vessel on which the Company conducts its St. Louis gaming operations, is an approximately 400-foot long vessel, currently continuously docked near the base of the Gateway Arch at a mooring site leased by the Company from the City of St. Louis.

  The Company leases two mooring sites on the St. Louis river front. The Company's mooring site for Gateway Riverboat Cruises, which conducts the Company's non-gaming dinner cruise, excursion and sightseeing operations, was for an initial term of five years with four five-year renewal options. Assuming the exercise of all options, the lease will terminate 2011. The Company's lease for the current mooring site of the "Admiral" is for a term of twenty five years and terminates in December 2008. The "Admiral" lease provides for base rent plus payments of 2% of adjusted gross receipts (gross receipts net of winnings paid to wagerers). The percentage may be adjusted (higher or lower) to equal the gaming rentals charged to other properties in the central river front area of St. Louis on which gaming is conducted. Currently, the "Admiral" is the only casino in the St. Louis central river front. Each lease grants the City the right to change or cancel the lease or to relocate the Company's mooring locations for right-of-way, sewer or flood wall construction purposes. Lease rates are subject to rate change every five years as recommended by the Port Commission.

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its current location on the Mississippi River. It is anticipated that the new location will enhance access to the casino, provide better parking and be less susceptible to flooding. See "Potential Growth Opportunities-St. Louis, Missouri."

  In January 2000, in conjunction with the anticipated move of the "Admiral," the Company entered into a sublease agreement with the Port Authority of the City of St. Louis for a mooring site on the St. Louis river front approximately 1,000 feet north of the current location of the "Admiral." The term of the lease is 25 years commencing on the day the "Admiral" moves to the new mooring site. At such time the lease for the current mooring site of the "Admiral" will be surrendered and shall terminate.

  Rent under the terms of the new lease will consist of base rent plus a percent of adjusted gross receipts. The base rent is $27,000 annually and is subject to rate change every five years based on the recommendation of the Port Commission. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80.0 million plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80.0 million but which are equal to or less than $100.0 million plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100.0 million.

  Competition is intense in the St. Louis market area. There are presently five other casino companies operating eight casinos in the market area. Many of these competitors have significantly greater name recognition and financial and marketing resources than the Company. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "Admiral" and the second 20 miles upriver. There are three Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River, one in the City of St. Charles, Missouri and two in Maryland Heights, Missouri. The two casino companies in Maryland Heights opened in March 1997. In April 2000, one of these two casino companies purchased the other so that all four casinos will be operated under the same name.

  Applications have been submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis metropolitan area along the Mississippi River, three of which are within 20 miles of the "Admiral." The opening of one or more additional casinos in the St. Louis market would increase competition and management believes would have a negative impact on the revenues and the results of operations of the Company.

  Differences in gaming regulations in the St. Louis market between Illinois and Missouri operators have given competitive advantages/disadvantages to the various operators in Illinois. Missouri regulations formerly did not require vessels to actually cruise, however, simulated cruising requirements were imposed which restricted entry to a vessel to a 45-minute period every two hours. Those competitors having more than one casino vessel could alternate hourly boarding times and provide virtually continuous boarding for their guests. Thus, they had a distinct competitive advantage over the Company, which has only one vessel. Illinois casino vessels were formerly required to cruise, thereby limiting ingress and egress to their casinos. In June 1999, legislation was enacted eliminating the cruising requirements in Illinois. This change immediately gave the Illinois operators an advantage over the Missouri operators as Illinois patrons could enter and exit the vessel at any time. However, this advantage was negated in August 1999, when the Missouri Gaming Commission allowed "continuous boarding" by establishing a temporary pilot program eliminating the boarding restrictions for the "Admiral" and other casinos in eastern Missouri. This change to "continuous boarding" has also enabled the "Admiral" to compete more effectively with the Missouri operators who have more than one casino vessel. At this time, the Missouri Gaming Commission has not given any indication as to the length of the pilot program or as to whether it will become permanent.

  In addition, the Company has operated dinner cruise, excursion and sightseeing riverboats (d/b/a Gateway Riverboat Cruises) on the Mississippi River at St. Louis since 1985. The Company currently owns and operates two such vessels, the M/V "Becky Thatcher" and M/V "Tom Sawyer," each with a capacity of approximately 350 passengers.

  Leasing Operations

  In addition to the vessels presently owned and used in its gaming operations, the Company owns the "New Yorker" and "President Casino-Mississippi." The "New Yorker" is a 308-foot long sea-worthy passenger vessel which the Company had intended to use in a Gary, Indiana gaming development, which was subsequently abandoned. In August 1995, the Company entered into a charter agreement with its former Indiana partner to lease the "New Yorker" for a five-year term at an annual rental fee of $1.5 million for the first two years and for fair market value thereafter. The charter commenced in May 1996 and ended in February 1998.

  The Company chartered the "New Yorker" from February 15, 1999 to June 15, 1999 to an unrelated third party. The charter fee was approximately $0.4 million per month. The Company is currently seeking to sell or charter this vessel.

  The "President Casino-Mississippi" was previously utilized at the Company's Biloxi and Davenport operations. The "President Casino-Mississippi" is 292-feet long and 65-feet wide, containing approximately 22,000 square feet of gaming space on three decks and formerly accommodated 620 slot machines and 43 table games. The Company is currently seeking to sell or charter this vessel.

Potential Growth Opportunities

  The Company continues to explore selectively gaming developments in current and emerging gaming markets. Pursuit of such opportunities by the Company is dependant upon a number of economic and regulatory factors including the Company's ability to secure required federal, state and local governmental licenses and approvals and the availability of financing for such projects on acceptable terms. In addition, the Company is subject to intense competition for the development of new gaming opportunities from companies that have significantly greater financial, marketing and other resources than the Company. Accordingly, there can be no assurance that the Company will be able to pursue successfully other gaming opportunities or recover its investment in any such new opportunities.

  Biloxi, Mississippi

  As discussed in "Current Operations-Biloxi, Mississippi" in July 1997, the Company purchased certain real estate and improvements in Biloxi for $40.5 million. The property comprises approximately 260 acres and includes two hotels, an adjacent 18-hole golf course and a 111-slip marina. The marina is the site of the Company's Biloxi casino operations.

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

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources ("DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the finalization of the Environmental Impact Statement ("EIS"). The Company has received the draft of the EIS, the notice of which is expected to be posted in the Federal Register in early June for public comment.

  In March 1999, the Company announced that it had entered into contracts with the State of Mississippi and the owners of Deer Island to purchase and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located just offshore of Biloxi. It is primarily a wilderness which the State would preserve for use by the people of Mississippi. The purchase and conveyance of the title are contingent on the occurrence of various events, including the issuance to the Company of all required federal, state, and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino license necessary for development of Destination Broadwater.

  In connection with the Company's proposed Destination Broadwater development plan, to date, the Company has not identified any particular financing alternatives or sources of financing as the necessary regulatory approvals have not been obtained. There can be no assurance that the Company will be able to obtain the regulatory approvals or the requisite financing. Should the Company fail to raise the required capital, such failure would materially and adversely impact the Company's business plan.

  St. Louis, Missouri

  During July 1998, the Company and the City of St. Louis agreed to the relocation of the "Admiral" approximately 1,000 feet north from its current location on the Mississippi River. The new location will improve patron parking, ingress and egress and, among other benefits, will be less susceptible to flooding. Agreements finalizing details related to the new location were completed in January 2000.

  The aggregate cost to build the new facility and relocate the "Admiral" is expected to be approximately $7.9 million. Under the terms of the agreement, the City will fund $3.0 million of the relocation costs, $2.4 million of which will be financed through bank debt. The Company will pay for the remaining costs. The City will repay the $2.4 million in debt from gaming taxes the City receives based upon gaming revenues of the "Admiral". The Company has guaranteed completion of the project and repayment of the $2.4 million bank debt if the City fails to pay the obligation. Construction began in September 1999 and the move is expected to occur late in 2000, subject to certain approvals, weather conditions and timely construction. The Company anticipates funding this project from operating cash flow.

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

Regulatory Matters

  Gaming Regulations

  General. The ownership and operation of gaming facilities are subject to extensive state and local regulation. The Company's Davenport gaming operations are regulated by the Iowa Racing and Gaming Commission, the Company's Biloxi gaming operations are regulated by the Mississippi Gaming Commission and the Company's St. Louis gaming operations are regulated by the Missouri Gaming Commission. As a condition to obtaining and maintaining a gaming license, the Company must pay fees and taxes, observe detailed regulations on operations, submit and update comprehensive applications and submit detailed financial, operating and other reports to each such Commission. Each such Commission has broad powers to suspend or revoke licenses in which event local and related operations would be terminated or suspended. In addition, substantially all of the Company's material transactions are subject to prior notice to review by, and in some instances, approval by such Commission. Any person acquiring 5% or more of the Common Stock or equity securities of any gaming entity must be found suitable by the appropriate regulatory body.

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

  A National Gambling Impact Study Commission (the "National Commission") has been established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislature and administrative actions. Below are some of those recommendations:

     Legal gaming should be restrictive to those at least 21 years of age; Betting on college and amateur sports should be banned;
     The introduction of casino-style gambling at pari-mutual racing facilities for the primary purpose of saving the pari-mutual facility should be prohibited;
     The types of gaming activities allowed by Indian tribes within a given state should not be inconsistent with the gaming activities allowed to other persons in that state; and State, local and tribal governments should recognize that casino gaming provides economic development, particularly for economically depressed areas. The National Commission differentiated casino gaming from stand-alone slot machines (i.e. in convenience stores), Internet gaming and lotteries which the National Commission stated do not provide the same economic development.

Any additional regulation of the gaming industry which may result from the National Commission's findings may have an adverse effect on the gaming industry, including that of the Company.

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

  On March 22, 1999, another such referendum was filed with the Mississippi Secretary of State. The language of that proposal also failed to include information regarding its anticipated effect on government revenues. That proposal was dismissed by the court and is currently being appealed. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt to place such a proposal on the ballot, would be November 2000. It is possible at some point that a revised initiative will be filed which would adequately address the issues regarding the effect on government revenues of prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters. If such a referendum were passed and gaming were prohibited in Mississippi, it would have a materially adverse effect on the Company.

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

  Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities are subject to extensive state and local regulation. The Missouri Commission has broad discretion to revoke or suspend gaming licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations promulgated thereunder. These penalties may include forfeiture of all gaming equipment used for improper gaming and fines of up to three times an operator's highest daily gross adjusted receipts during the preceding twelve months. Licenses issued by the Missouri Commission to conduct gaming operations are subject to two year renewals and may not be transferred or pledged as collateral. License fees are a minimum of $25,000 annually after the initial license application. In addition, each licensee must pay the entire cost of Missouri Highway Patrol officers and gaming enforcement agents assigned to it. Each applicant has an ongoing duty to update the information provided to the Missouri Commission in the application. In addition to the information required of the applicant, directors, officers and other key persons must submit applications which include detailed personal and financial information and are subject to thorough investigations. Applications filed with the Missouri Commission are continuously "pending" and any issue may be reopened at any time. The Missouri Commission has the authority to investigate any potential violation of the Missouri Gaming Law. In addition, the Missouri Commission may take enforcement action against a licensee for the failure of that licensee to comply with any other law. All gaming employees must obtain an occupational license issued by the Missouri Commission. The Company, its subsidiaries and certain of its officers and employees are subject to various regulations. The Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to, and approval by, the Missouri Commission: any issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest, any private incurrence of debt by the licensee or any holding company of $1.0 million or more, any public issuance of debt by a licensee or its holding company, and certain defined "significant related party transactions." In addition, the licensee must notify the Missouri Commission of other transactions, including the transfer of five percent or more of an ownership interest in the licensee or holding company, and any transaction of at least $1.0 million. The restrictions on transfer of ownership apply to the parent as well as the direct licensee, President Missouri.

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

  Certain of the vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection.

These requirements set limits on the operation of the vessels and require that each vessel be operated by a minimum complement of licensed personnel. Loss of a vessel's Certificate of Inspection would preclude its use as a motorized carrier of passengers, and as such, if the vessel was operated in a jurisdiction which has cruising requirements, would preclude its use as a casino. Every five years the vessels which require a Certificate of Inspection must undergo a hull inspection, which generally requires the vessel be dry-docked. Any such loss of service of a vessel may have an adverse effect on the results of operations and financial position of the Company. Certain other vessels not falling within the regulation of the U.S. Coast Guard, and certain other facilities, are subject to local building codes and the requirements of state authorities including applicable gaming regulatory authorities.

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

  The Bank Secrecy Act (the "BSA"), enacted by Congress in 1985, requires banks, other financial institutions and casinos to monitor receipts and disbursements of currency in excess of $10,000 and report them to the United States Department of the Treasury (the "Treasury"). In management's opinion, the BSA may have resulted in a reduction in the volume of play by high level wagerers. The Treasury has proposed tentative amendments to the BSA which would apply solely to casinos and their reporting of currency transactions. The most significant proposed change in the BSA is a reduction in the threshold at which customer identification data must be obtained and documented by the casino, from $10,000 to $3,000 (which may include the aggregation of smaller denomination transactions). Additionally, the amendments would substantially increase the record-keeping requirements imposed upon casinos relating to customer data, currency and non-currency transactions. Management believes the proposed amendments, if enacted in their current form, could result in a further reduction in the volume of play by upper-and middle-level wagerers while adding operating costs associated with the more extensive record-keeping requirements. However, management does not expect that the effect on operations would be material.

  Employees

  As of February 29, 2000, the Company had approximately 2,700 employees.

  In April 1999, certain gaming, service and maintenance employees of President Missouri ratified a three-year collective bargaining agreement setting out wages, benefits and other terms and conditions of employment. The labor agreement covers approximately 310 of the Company's 775 St. Louis employees.

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

  In April 1997, an action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGEL"). AGEL was the subject of bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of Mississippi, (the "Bankruptcy Court") and was the owner of the "President Casino-Broadwater" which is utilized in connection with the Company's Biloxi operations pursuant to the initial charter agreement between AGEL and Charter Corp. The action filed by AGEL alleged that PRC-Mississippi and Charter Corp. did not comply with their respective obligations under the initial charter agreement. The Company asserted that AGEL breached its obligations under the initial charter agreement and, in connection therewith, withheld a portion of the charter payments due to AGEL under the initial charter agreement. In October of 1998, this action was dismissed with prejudice pursuant to a settlement agreed upon by the parties. Pursuant to the settlement, the Company made payments totaling $3.9 million, representing back rent of $0.2 million per month from December 1997 through October 1998, and a lump sum payment of $1.5 million.

  In addition, in the above proceeding, an action captioned "International Game Technology v. President Casinos, Inc., President Mississippi Charter Corporation, President Riverboat Casino-Mississippi, Inc. and President Riverboat Casinos, Inc." was filed in the Circuit Court of Harrison County, Mississippi, Second Judicial District, by International Game Technology ("IGT"). The action was removed to the United States District Court, Southern District of Mississippi, Biloxi Division, on March 11, 1998, and was subsequently referred to the United States Bankruptcy Court for the Southern District of Mississippi where it is captioned "In re AmGam Associates, a Mississippi General Partnership, Chapter 11 Reorganization Case No. 95-07864-SEG, Adversary Proceeding 98-05095." This action alleged that certain subsidiaries of the Company assumed certain obligations of the owner of the "President Casino-Broadwater" to IGT with respect to certain slot machines. On August 10, 1999, the Company executed a purchase agreement for the "President Casino-Broadwater." As a part of the purchase agreement, "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc.," "In re AmGam Associates, a Mississippi General Partnership, Chapter 11 Reorganization Case No. 95-07864-SEG, Adversary Proceeding 98-05095" and various other lawsuits were dismissed.

  A shareholder derivative suit captioned Mizel v. John E. Connelly et. al. was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort and Broadwater Towers and a related golf course, from an entity wholly-owned by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, the award of damages to the Company and attorneys fees and costs. The case is in the preliminary stages. The Company filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. The Court denied the motion and discovery has commenced. Based on management's evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously. The suit is covered under the Company's directors and officers insurance policy. Because this is a derivative action, the result of a successful judgment would be a reimbursement to the Company from the Directors on account of their alleged breaches of their duty to exercise an informed business judgment and because of their waste of corporate assets. Because the Company believes the Directors have meritorious defenses to the allegations, it does not anticipate any material recovery in the action.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

Item 4A. Executive Officers of the Company.

  The executive officers of the Company, together with their respective ages and positions with the Company, are set forth below.

         Name           Age        Positions with the Company
         ----           ---        --------------------------
   John E. Connelly      74        Chairman of the Board and Chief
                                     Executive Officer
   John S. Aylsworth     49        President, Chief Operating
                                     Officer and Director
   Terrence L. Wirginis  48        Vice Chairman of the Board,
                                     Vice President-Marine and
                                     Development and Director
   James A. Zweifel      54        Executive Vice President and
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

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

  The Company's Common Stock was delisted from the Nasdaq National Market effective the close of business November 19, 1998, because the Company no longer met certain listing requirements. The stock continues to trade on the OTC Bulletin Board under the symbol "PREZ". Prior to being delisted, the Company's stock had been traded on the Nasdaq National Market since December 11, 1992. Prior thereto, there was no established public trading market for the Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale or bid prices for the Common Stock, as reported by the Nasdaq National Market or the OTC Bulletin Board:

                                                High         Low
                                               ------       -----
            Fiscal 2000
              First Quarter................   $ 3.2500    $ 1.3125
              Second Quarter...............   $ 2.1875    $ 1.0000
              Third Quarter................   $ 1.9844    $ 0.8125
              Fourth Quarter...............   $ 1.5625    $ 0.5000

            Fiscal 1999
              First Quarter................   $ 3.6250    $ 1.7812
              Second Quarter...............   $ 3.3125    $ 1.5000
              Third Quarter................   $ 1.7188    $ 0.3125
              Fourth Quarter...............   $ 3.7500    $ 0.5000

  On May 24, 2000, there were approximately 1,503 holders of record of the Company's Common Stock.

  The Company has never paid any dividends on its Common Stock. The Company anticipates that for the foreseeable future all earnings, if any, will be used for the repayment of debt or retained for the operations and expansion of its business. Accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends by the Company is restricted under the terms of the indenture governing the Company's Senior Exchange Notes due 2001. See "Management's Discussion and Analysis of Financial Position and Results of Operations-Liquidity and Capital Resources."

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

                                                        Years Ended February
28/29,
                                              2000       1999       1998
1997        1996
                                             ------     ------     ------
------      ------
                                                     (in thousands, except
share data)
Consolidated Statement of Operations Data:
Total operating revenues..................  $204,549   $205,512   $187,535
$187,027   $192,685

Operating income (loss)...................  $  7,524   $  5,857   $  2,827   $
3,784   $(21,471)

Net income (loss).........................  $(13,373)  $(14,892)  $(15,037)  $
(8,785)  $(58,150)

Basic and dilutive loss per share.........   $ (2.66)   $ (2.96)   $ (2.99)
$ (1.74)   $(11.55)

Consolidated Balance Sheet Data:
Total assets..............................  $165,394   $172,744   $187,256
$155,904   $168,024
Current liabilities.......................  $171,755   $ 27,109   $ 31,510   $
27,056   $ 29,403
Long-term liabilities.....................  $    --    $139,379   $135,084
$104,862   $105,082
Stockholders' equity (deficit)............  $(19,581)  $ (6,208)  $  8,684   $
23,721   $ 32,506

  Gaming operations commenced in Davenport, Iowa on April 1, 1991, in Biloxi, Mississippi on August 13, 1992 and in St. Louis, Missouri on May 27, 1994. Hotel operations commenced in Davenport, Iowa on October 30, 1990 and in Biloxi, Mississippi on July 27, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion, which covers fiscal years 1998 through 2000, should be read in conjunction with the consolidated financial statements of the Company and the separate financial statements of The Connelly Group, L.P. and the notes thereto included elsewhere in this report.

  The Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain its operations. The Company's management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Exchange Notes and Secured Notes. Accordingly, the Company has not paid the regularly scheduled interest payment of $6.4 million that was due and payable March 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Exchange Notes and Secured Notes to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  An informal committee (the "Committee"), representing holders of a majority in interest of the Senior Exchange Notes and Secured Notes, has been formed. The Committee has retained legal counsel, certain costs of which are being borne by the Company. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness that may include the sale of some of the Company's properties. The Company believes that the market value of its properties and assets substantially exceeds the amount of its debt. Management believes this market value is the key factor in the Company's program to resolve this matter with the bond holders. There can be no assurances that the Company will be successful in this restructuring, and the Company believes that the success of such restructuring will depend in large part upon the cooperation and the willingness of the creditors to work with the Company.

  Due to cross default provisions associated with other debt agreements, the Company is also in default on certain other debts. These debts include the $30.0 million note and the associated $7.0 million loan fee related to the Broadwater Property and the $3.0 million "President Casino-Mississippi" note. These debts are also currently due and classified in current liabilities as of February 29, 2000. Additionally, the Company did not pay the $3.7 million note which was due April 15, 2000, associated with the purchase of the Biloxi casino barge. The Company has reached an agreement in principle to extend the payment obligations under this note and is finalizing the documentation. In the event that these notes are accelerated, at this time the Company does not have the resources available to repay such indebtedness. See Liquidity and Capital Resources.

  Management is pursuing various strategic financing alternatives in order to fund these obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of a portion of its assets. The Company's ability to continue as a going concern is dependent on the ability of the Company to restructure successfully, refinance its debts or sell/charter assets on a timely basis under acceptable terms and conditions and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

Overview

  The Company's operating results are affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the results of pursuing various development opportunities and general weather conditions. Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods. The Company's operations are not significantly affected by seasonality.

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

  Within a 45-mile radius of the Quad Cities, the Company's Davenport casino operations compete with three other casino operations. Expansion and increased marketing by these competitors and changes in the Illinois gaming laws has resulted in increased promotional and marketing costs for the Company's Davenport operation.

  Competition is intense in the St. Louis market area. There are presently five other casino companies operating eight casinos in the market area. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "Admiral" and the second 20 miles upriver. There are three Missouri casino companies, each of which operates two casino vessels approximately 20 miles west of St. Louis on the Missouri River, one in the City of St. Charles, Missouri and two in Maryland Heights, Missouri. The two casino companies in Maryland Heights opened in March 1997. In April 2000, one of these two casino companies purchased the other so that all four casinos will be operated under the same name.

  Applications have been submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which are within 20 miles of the "Admiral." The opening of one or more additional casinos in the St. Louis market would increase competition and management believes would have a negative impact on the revenues and the results of operations of the Company.

  --Regulatory Matters

  Differences in gaming regulations in the St. Louis market between Illinois and Missouri operators have given competitive advantages/disadvantages to the various operators. Missouri regulations formerly did not require vessels to actually cruise, however, simulated cruising requirements were imposed which restricted entry to a vessel to a 45-minute period every two hours. Those competitors having two casino vessels could alternate hourly boarding times and provide virtually continuous boarding for their guests. Thus, they had a distinct competitive advantage over the Company, which has only one vessel, the "Admiral." Illinois casino vessels were formerly required to cruise, thereby limiting ingress and egress to their casinos. On June 25, 1999, legislation was enacted eliminating the Illinois cruising requirements. This change immediately gave the Illinois operators an advantage over the Missouri operators as Illinois patrons could enter and exit the vessel at any time. However, this advantage was negated on August 16, 1999, when the Missouri Gaming Commission allowed "continuous boarding" by establishing a temporary pilot program eliminating the boarding restrictions for the "Admiral" and other casinos in eastern Missouri. This change to "continuous boarding" also enabled the "Admiral" to compete more effectively with the Missouri operators who have two adjacent casino vessels. At this time, the Missouri Gaming Commission has not given any indication as to the length of the pilot program or as to whether it will become permanent.

  Other Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. The "dual" casinos that some Missouri operators use allows a guest who reaches the cruise loss limit to move to the sister casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players; additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operation.

  In Iowa, an excursion gaming boat must operate at least one excursion each day for 100 days during the April 1 through October 31 excursion season. Excursions must last a minimum of two hours. While an excursion gaming boat is docked, passengers may embark or disembark at any time. As discussed above, Illinois boats were required to cruise until June 1999 when such cruising requirements were eliminated. The Company believes that the elimination of cruising requirements in Illinois has had a negative impact on the Davenport operations. As a result of the change in Illinois legislation, the competitor directly across the Mississippi River in Rock Island, Illinois is no longer required to cruise. The elimination of the cruising requirements has provided the Rock Island casino an opportunity to expand its operation, increasing its slot machine total from 397 to 596.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. On various occasions, the Company has temporarily suspended operations as a result of such adversities. The Davenport casino operations were temporarily suspended for thirteen days during April 1997, as a result of flooding on the Mississippi River. Although the Company was not forced to suspend its St. Louis operations during fiscal years 2000, 1999 and 1998 from adverse weather conditions, high waters caused reduced parking and a general public perception of diminished access to the casino which combined to negatively impact revenue. Additionally, the Company suspended its Biloxi casino operations from September 25, 1998 until October 1, 1998 due to Hurricane Georges.

  - St. Louis Barge Accident

  On April 4, 1998, the "Admiral" was struck by runaway river barges which resulted in the severing of several of the vessel's mooring lines and boarding ramps. Although the boarding ramps were lost and significant costs were incurred returning the "Admiral" to its mooring site, the vessel sustained no hull or structural damage and minimal damage to its bow apron. There were no reports of serious injuries to the approximate 2,300 guests and employees aboard. The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company maintains adequate property, liability and business interruption insurance which minimized the financial impact of the accident. The deductible that applied against these policies was $1.1 million. The Company is pursuing legal action against the owners of the towboat that were involved in the accident to recover any uninsured losses.

  --Potential Growth Opportunities

  Biloxi, Mississippi

  On July 24, 1997, the Company, through a newly created subsidiary, President Broadwater Hotel, LLC ("PBLLC"), purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which was wholly-owned by John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. The property comprises approximately 260 acres and includes two hotels, a 111-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement. The Company invested $5.0 million in PBLLC.

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth as of February 29, 2000 was $12.5 million and is included on the balance sheet in minority interest. Cash payments relating to this membership interest have totaled $0.2 million since its inception.

  PBLLC is obligated to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7.0 million which will be fully earned and nonrefundable when the Indebtedness is repaid. As of February 29, 2000, the accrued loan fee of $6.0 million is included in current liabilities. See Liquidity and Capital Resources for a discussion of the repayment of this obligation.

  The Company is currently developing a master plan for the Broadwater Property. Management believes that this site is ideal for the development of "Destination Broadwater," a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming. The plans for the resort feature a village which will include a cluster of casinos, hotels, restaurants, theaters and other entertainment attractions. Management believes that with its beachfront location and contiguous golf course, the property is the best site for such a development in the rapidly growing Gulf Coast market.

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources ("DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the finalization of the Environmental Impact Statement ("EIS"). The Company has received the draft of the EIS, the notice of which is expected to be posted in the Federal Register in early June for public comment.

  In March 1999, to facilitate its proposed master plan development, the Company entered into contracts with the State of Mississippi and the owners of Deer Island to purchase for $15.0 million and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located just offshore of Biloxi. It is primarily a wilderness which the state would preserve for use by the people of Mississippi. This transaction completes another essential step towards securing the necessary agreements and approvals from the State of Mississippi for the Company's "Destination Broadwater" development plans. The purchase and conveyance of the title are contingent on the occurrence of various events, including the issuance to the Company of all required federal, state and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino licenses necessary for development of Destination Broadwater.

  In connection with the Company's proposed "Destination Broadwater" development plan, to date, the Company has not identified any particular financing alternatives or sources as the necessary regulatory approvals have not been obtained. There can be no assurance that the Company will be able to obtain the regulatory approvals or the requisite financing. Should the Company fail to raise the required capital, such failure would materially and adversely impact the Company's business plan.

  St. Louis, Missouri

  Slot Upgrade   Machines and Loss Limit Card Tracking System

  During the summer of 1998, all Missouri casinos in the St. Louis market, except the "Admiral," migrated from a manual/paper system of regulating the Missouri $500 loss limit to an electronic system. This paperless loss tracking system is more guest friendly and allows for the use of bill validators on slot machines, a convenience that the "manual/paper" system does not allow.

  The slot machines currently offered by the "Admiral" lack bill validators since prior to introduction of the electronic loss tracking system, bill validators were not permitted in Missouri. As a result, the Company cannot currently provide guests the convenience of using bill validators nor adapt to the paperless loss tracking system, putting the "Admiral" at a significant competitive disadvantage with the other casinos in the St. Louis market.

  This competitive disadvantage will soon escalate. The Missouri Gaming Commission is expected to allow credits generated through use of the bill validators to go directly to the slot "credit meter" for use by the customer. Presently in Missouri, a customer using a bill validator receives tokens in the tray and then must feed these tokens into the machine. The regulatory change will provide a significant added convenience to slot players.

  In March 2000, the Company purchased 850 previously owned slot machines that are equipped with bill validators and are fitted to operate with an electronic loss limit system that the Company is installing. It is anticipated that the installation of these slot machines and the new system will be completed during the fall of 2000. Management believes when completed, the Company will be better positioned to compete in the St. Louis market.

  Relocation of the "Admiral"

  The Company has received the appropriate regulatory and city approvals to relocate the "Admiral" 1,000 feet north from its current location (the "Laclede's Landing area"). It is anticipated that the new location will provide for an improved operation with better ingress/egress, provide better parking and be less susceptible to flooding. The Company believes that this move will result in increased revenues for the "Admiral" and increased rent and tax revenues for the City of St. Louis. The City has agreed to fund the first $3.0 million of the estimated $7.9 million in costs to relocate and improve the "Admiral." Of the $3.0 million City-funded relocation costs, $2.4 million will be financed through bank debt. The Company will pay for the remaining costs. It is anticipated that the City will repay the $2.4 million debt from gaming taxes it receives based upon gaming revenues of the "Admiral." The Company has guaranteed completion of the project and repayment of the $2.4 million bank debt if the City fails to pay it. The Company expects to fund this project from operating cash flow. See Liquidity and Capital Resources.

  The platform construction on the levee began in September 1999. As of the end of April 2000, the Company has spent approximately $2.8 million on the relocation, of which the City has reimbursed the Company $2.1 million.

  It is anticipated that the move will be completed by late 2000, river conditions permitting. The river height must be below 10 feet to allow the "Admiral" to maneuver under two bridges to its new location. It is anticipated the "Admiral" will be closed approximately two weeks to effectuate the move, including the physical move of the "Admiral," utility hook up and re-installation of the slot machines.

  The anticipated benefits of relocating the "Admiral" include:

  Ingress/Egress -- Traffic ingress to and egress from the casino, at its present location, is difficult. Access from the major highways is poor. Significant improvements in exit and entrance ramps to the Laclede's Landing area off the main highway have been recently completed. In addition, road improvements within the Laclede's Landing area are underway or completed. Four roads to and from the main highway will provide improved ingress/egress at the new location.

  Guest Parking -- Parking in the current location is limited and not controlled by the Company. Currently, all parking facilities, including the
valet parking areas, are operated by third parties.   Directly across the
street from the casino is a large flood wall, which limits parking. Guests must either use the parking garages in the proximity of the casino and walk considerable distances or park on the levee. The new location provides the potential for significantly improved parking facilities with parking garages and lots conveniently located, and the potential to expand and control the parking.

  Flooding -- Flooding and high water on the Mississippi River has negatively impacted the financial results of the "Admiral" operations every year since it has opened. The impact first occurs as the river rises and reduces or totally eliminates parking on the levee, which is currently the closest parking to the casino. Periodically the river level has reached levels that has made the construction of costly scaffolding necessary to keep access to the casino open. The new location is four feet higher and will be much less susceptible to flooding. Historically, if the "Admiral" had been at its new location since it opened for gaming in 1994, it is unlikely that the casino would have been forced to close due to flooding.

  Laclede's Landing Entertainment District -- Laclede's Landing is a historic area located north of the Arch on the Mississippi River and is an entertainment destination. The "Admiral" is currently located "next to" the Laclede's Landing area. The casino is not visible from the downtown area, major highways or the Laclede's Landing entertainment area due to a flood wall and other infrastructure. The relocated "Admiral" will be centrally positioned in the entertainment district, readily visible to those coming to the Laclede's Landing area.

  Commercial Development -- There's been significant commercial development in recent years in the Laclede's Landing area. Recently there has been significant interest in developing additional hotels in Laclede's Landing. Additionally, the number of conventions and entertainment at the nearby convention center and TWA Dome continues to be a catalyst for business in the area. Management believes that the relocated "Admiral" will serve as a catalyst for further commercial and entertainment growth in the Laclede's Landing area.

  While the Company believes both the slot upgrade and relocation of the "Admiral" should enhance St. Louis operations, there can be no guarantee or assurance that these expected benefits will be realized.

  Philadelphia, Pennsylvania

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

  Over the course of the next six years, the parties modified the lease and the option agreements three times and the Company exercised its options throughout the period.

  In February 1999, the Pennsylvania House of Representatives approved a bill allowing riverboat casinos to be included in a non-binding statewide gambling referendum in May 1999. In March 1999, the state Senate voted that the non-binding referendum would not be submitted to the voters. Based on the Company's analysis of the likelihood of timely passage of Pennsylvania gaming legislation, the Company wrote off its remaining investment in Philadelphia of as of February 28, 1999 and subsequently notified the lessors of management's intent not to renew the options under the then existing terms. The Company incurred development costs of $3.8 million and $2.0 million for fiscal years 1999 and 1998, respectively, relating to Philadelphia.

  New York, New York

  The Company pursued a gaming license for a "cruise-to-nowhere" operation in New York City utilizing the "New Yorker." In January 1998, the Company submitted a gaming application to the New York City Gambling Commission and in April 1998 received notification that the Commission was not prepared to issue a provisional license which would have allowed the Company to start operations. The Company incurred $2.6 million in costs pursuing a New York City license during fiscal year 1999.

Results of Operations

  The results of operations for fiscal years 2000, 1999 and 1998 include the gaming results for Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri, and of lesser significance, the non-gaming operations for Davenport (the Blackhawk Hotel) and St. Louis (Gateway Riverboat Cruises). Beginning in July 1997, the results of operations in Biloxi include the results of the Broadwater Property.

  The following table highlights the results of the Company's operations.

                                         Twelve Months Ended
                                            February 29/28,
                                     2000        1999        1998
                                    ------      ------      ------
                                            (in millions)
Davenport, Iowa Operations
  Operating revenues               $  77.8     $  78.9      $  73.5
  Operating income                     8.0        11.6          9.6

Biloxi, Mississippi Operations
  Operating revenues                  59.4        59.6         44.6
  Operating income (loss)              4.6         5.1         (2.3)

St. Louis, Missouri Operations
  Operating revenues                  65.5        63.9         67.9
  Operating income                     1.6         0.6          2.7

Corporate Leasing Operations
  Operating revenues                   1.8         3.0          1.5
  Operating income (loss)             (1.6)        0.3         (0.5)

Corporate Administrative
  and Development
  Operating loss                      (5.0)      (11.7)        (6.7)

  The following table highlights certain supplemental measures of the Company's financial performance.

                                         Twelve Months Ended
                                           February 29/28,
                                     2000        1999        1998
                                    ------      ------      ------
                                        (numbers in millions)
Davenport, Iowa Operations
  EBITDA                           $  12.3     $  16.3      $  14.2
  EBITDA margin                       15.8%       20.7%        19.3%

Biloxi, Mississippi Operations
  EBITDA                           $   7.0     $   7.9      $   0.6
  EBITDA margin                       11.8%       13.3%         1.3%

St. Louis, Missouri Operations
  EBITDA                           $   6.4     $   5.9      $   7.9
  EBITDA margin                        9.8%        9.2%        11.6%

Corporate Leasing Operations
  EBITDA                           $   0.7     $   1.8      $   1.1
  EBITDA margin                       38.9%       60.0%        73.3%

Corporate Administrative
  and Development
  EBITDA                           $  (4.9)    $ (11.7)     $  (6.7)
                                    32

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

Fiscal 2000 Compared to Fiscal 1999

  Operating revenues. The Company generated consolidated operating revenues of $204.5 million during fiscal 2000 compared to $205.5 million during fiscal 1999, a decrease of $1.0 million. While the St. Louis operations experienced an increase in revenues of $1.6 million, the Davenport and Biloxi operations experienced decreases in operating revenues of $1.1 million and $0.2 million, respectively. Additionally, the corporate leasing operation experienced a $1.2 million decrease in operating revenues as a result of a charter agreement with a third party terminating in July 1999.

  Gaming revenues from the Company's Davenport operations decreased $0.3 million during fiscal 2000, compared to fiscal 1999. In Biloxi, an increase in overall market contributed to a $0.7 million increase in gaming revenues. Gaming revenues in St. Louis increased $5.5 million compared to the previous year. The prior year results were negatively impacted by the barge accident in April 1998, which caused the casino to be closed for 26 days, and contributed to a loss of market share thereafter.

  The Company's revenues from food and beverage, hotel, retail and other (net of promotional allowances) were $21.8 million during fiscal 2000, compared to $28.6 million during fiscal 1999, a decrease of $6.8 million or 23.8%. The decrease was largely attributable to (i) insurance proceeds of $0.9 million in fiscal 2000 compared to $4.2 million in fiscal 1999, primarily related to the suspension of operations in St. Louis; and (ii) a decrease in charter revenues of $1.2 million as a result of a charter agreement with a third party terminating in July 1999.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $111.7 million during fiscal 2000, compared to $103.3 million during fiscal 1999, an increase of $8.4 million or 8.1%. The increase in gaming costs was primarily attributable to the $5.8 million increase in gaming revenues and those costs directly affected by the increased revenue levels, such as gaming and boarding taxes. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 61.1% in fiscal 2000 from 58.4% during fiscal 1999.

  Competition continues to impact gaming expenses as cash back and promotional expenses increased at all three gaming operations. Gaming expenses increased at the Biloxi casino $1.9 million over the prior year with an $0.8 million increase in cash back, $0.5 million in increased cost of complementary expenses and $0.4 million related to payroll and benefit costs.

  Gaming expenses increased at the Davenport casino $2.6 million over the prior year due to (i) an increase of $1.0 million in slot lease expense related to wide-area-progressive games, (ii) an increase of $0.9 million in cash back and coupons, (iii) an increase of $0.5 million as a result of an increase in labor and benefit expense, and (iv) an increase in advertising expense of $0.2 million. Davenport has significantly reduced the number of wide-area-progressive machines on its floor for fiscal 2001.

  The St. Louis increase of $3.9 million in gaming expenses reflects $2.2 million of increased gaming and boarding taxes from increased gaming revenues and passengers, an additional $0.7 million of boarding fees relating to the effect continuous boarding had on the calculation of the boarding tax and a $0.8 million increase in cash back and promotional expenses.

  The Company's consolidated selling, general and administrative expenses were $50.3 million during fiscal 2000, compared to $54.6 million during fiscal 1999, a decrease of $4.3 million or 7.8%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 24.6% during fiscal 2000, from 26.6% during fiscal 1999.

  The St. Louis operations' selling, general and administrative expenses decreased $3.3 million from the prior year. The prior year reflected $2.7 million of repairs and other costs as a result of the barge accident and $0.6 million resulting from a general liability claim related to a specific incident. In addition, the current year reflected an $0.8 million reduction in property taxes, of which $0.3 million relates to a successful tax protest of prior years. These savings were offset by a $0.5 million increase in parking costs related to the high water that was experienced in fiscal 2000 and an increase in other expenses of $0.3 million.

  The Biloxi operations' selling, general and administrative expenses decreased $1.3 million over the prior year. Of this reduction, $1.7 million related to the purchase of the casino barge that was formerly leased by the Company and the resulting elimination of the charter fees and other associated costs and a $0.2 million savings on property taxes. These savings were partially offset by an increase of $0.9 million in marketing and advertising costs.

  The selling, general and administrative expenses of the corporate leasing operations increased $0.2 million. This increase was primarily attributable to the costs of maintaining the M/V "New Yorker" whose charter ended in June 1999. This cost will increase in the future if the Company is unsuccessful in either leasing or selling the vessel during fiscal 2001.

  Depreciation and amortization expenses were $14.0 million during fiscal year 2000 compared to $14.4 million during fiscal year 1999, a decrease of $0.4 million, or 2.8%.

  The Company incurred development costs of $0.2 million during fiscal 2000, compared to $6.9 million during fiscal 1999. Fiscal 2000 costs were incurred primarily for the ongoing Destination Broadwater project. In fiscal 1999, these expenses included $3.8 million related to Philadelphia, Pennsylvania and $2.6 million related to New York City. In March 1999, the Pennsylvania legislature voted not to hold a referendum on gaming. As a result, the Company expensed all of its investment in the Philadelphia property as of February 28, 1999. Also during 1999, the Company was unsuccessful in obtaining a gaming license to operate a cruise-to-nowhere casino from New York City.

  Operating income. As a result of the foregoing items, the Company had operating income of $7.5 million during fiscal 2000, compared to operating income of $5.9 million during fiscal 1999.

  Interest expense, net. The Company incurred net interest expense of $19.6 million during fiscal 2000, compared to $19.3 million during fiscal 1999, an increase of $0.3 million or 1.6%.

  Minority interest expense. The Company incurred $1.3 million in minority interest expense for fiscal 2000, compared to $1.5 million for fiscal 1999, a decrease of $0.2 million or 13.3%.

  Net loss. The Company incurred a net loss of $13.4 million during fiscal 2000, compared to a net loss of $14.9 million during fiscal 1999.

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

  The Company's consolidated selling, general and administrative expenses were $54.6 million during fiscal 1999, compared to $50.4 million during fiscal 1998, an increase of $4.2 million or 8.3%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 26.6% during fiscal 1999, from 26.9% during fiscal 1998. The increase in selling, general and administrative expenses is primarily related to (i) the timing of the acquisition of the Broadwater Property in July 1997, which contributed to a net $0.8 million of the increase; (ii) $0.7 million St. Louis property tax refund recognized in fiscal 1998 which related to prior years; (iii) the accrual of $0.6 million for a lawsuit in St. Louis related to a general liability claim in fiscal 1999; (iv) $0.4 million increase as the result of taking possession of "New Yorker" from a former charterer and preparing the vessel for re-charter; (v) $2.7 million for repairs of the "Admiral" as a result of the barge accident; and (vi) a general increase in selling, general and administrative expenses as a result of an increase in operating revenues. Such increases were partially offset by a $1.0 million savings in Biloxi largely as a result of re-negotiating in fiscal 1998 the barge lease used in the Biloxi operations.

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

  The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, because of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Exchange Notes and Secured Notes. Accordingly, the Company has not made the regularly scheduled interest payment of $6.4 million due and payable on March 15, 2000. An Event of Default under the Indenture pursuant to which the Senior Exchange Notes and Secured Notes were issued occurred on April 15, 2000, and is continuing as of the date hereof. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Exchange Notes and Secured Notes to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable. In the event the Senior Exchange Notes and Secured Notes are accelerated, the Company would not have the resources available to repay such indebtedness. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness that may include the sale of some of the Company's properties.

  By suspending the interest payments on the Senior Exchange Notes and Secured Notes until such time as a restructuring plan has been negotiated and implemented, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with any restructuring plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period. The Company remains current with all its vendors and suppliers.

  As of February 29, 2000, the Company has $12.4 million of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $8.0 million to $9.5 million of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  The $2.8 million of the Company's restricted cash relates to the Broadwater Property. Pursuant to loan agreements pertinent to the Broadwater Property, revenues are deposited to lockboxes that are controlled by the lender. Such revenues include the operations of the hotels and golf course and $2.9 million annually ($1.7 million in fiscal 1998, since the date of acquisition) of proceeds from rental of the Biloxi casino's mooring site. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements. The $1.0 million restricted short-term investments consists of certificates of deposit guaranteeing certain obligations of the Company.

  The Company generated cash flow from operating activities of $7.5 million during fiscal 2000, compared to $2.4 million in fiscal 1999.

  Investing activities of the Company used $9.0 million of cash during fiscal 2000, compared to the $5.4 million provided by investing activities during fiscal 1999. During fiscal 2000, $8.2 million was expended on property and equipment, $0.6 million was paid to the Davenport minority partner and $0.7 million was used to purchase short-term investments.

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

  On December 3, 1998, the Company repurchased $25.0 million of its Senior Exchange Notes for $23.8 million. The repurchased notes were used to satisfy the $25.0 million principal payment due September 15, 1999 on the Company's $100.0 million Senior Exchange Notes. The repurchase was funded by the issuance of $25.0 million of new 12% notes due September 15, 2001 (the "Secured Notes"). Under the repurchase agreement, the Company incurs a 1% annual loan fee on the principal balance of $25.0 million until maturity. The Secured Notes have no mandatory redemption obligation and are secured by mortgages on the "Admiral" and the "New Yorker," as well as subsidiary guarantees.

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7.0 million which will be fully earned and nonrefundable when the Indebtedness is repaid. As of February 29, 2000, the Company has accrued $6.0 million of this loan fee. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this Broadwater note. The Company has continued to make the monthly interest payments related to this note and is in negotiations with the lender regarding extending the note past its July 2000 maturity date as management believes the Company will not have the resources available at that time to pay such indebtedness. No action has been taken by the lender to accelerate the note and declare the unpaid principal and loan fee due and payable.

  In August 1999, the Company purchased "President Casino-Broadwater", the vessel on which the Company conducts its Biloxi gaming operations. The Company paid $1.0 million at closing and financed $5.4 million. Under the terms of the agreement, the Company made monthly combined interest and principal payments of $0.3 million through March 2000. The Company made the scheduled payment of $0.1 million on April 1, 2000. The balloon payment due of $3.7 million was not made on April 15, 2000 and the note is in default. Instead a payment of $0.3 million was made at that date and a subsequent payment of $0.3 million was made in May 2000. The Company has reached an agreement in principle to extend the payment obligations under this note and is finalizing the documentation. The extended note is expected to have monthly payments of $0.3 million and mature in March 2001.

  The 9.29% term note payable is collateralized by the vessel "President Casino-Mississippi" and various equipment with a net book value of $7.6 million as of February 29, 2000, and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The Company received a waiver of the net worth covenant through the period ended September 30, 2000, at which time the Company's net worth requirement will
return to $40.0 million.   The aforementioned default on the Company's Senior
Exchange Notes and Secured Notes also constituted a default under this vessel note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  TCG, the Company's 95%-owned partnership, maintains a line of credit provided by Firstar Bank, N.A., collateralized by a first mortgage on the M/V "President" and first mortgages on the Blackhawk Hotel with net book values as of February 29, 2000, of $5.9 million and $3.9 million, respectively, various personal property and an assignment of various contracts. As of February 29, 2000, the line of credit was $2.7 million, of which $0.5 million was available. The line of credit reduces to $1.8 million as of March 31, 2000 and terminates in September 2000. The line of credit is available exclusively to TCG. Distributions from TCG to its general partner are limited by its partnership agreement. The Company has continued to make the principal and interest payment required under the line including the $0.4 million principal payment that was due and paid in March 2000.

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

  In connection with the Company's proposed "Destination Broadwater" development plan, to date, the Company has not identified any particular financing alternatives or sources as the necessary regulatory approvals have not been obtained. There can be no assurance that the Company will be able to obtain the regulatory approvals or the requisite financing. Should the Company fail to raise the required capital, such failure would materially and adversely impact the Company's business plan.

Prospective Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, after being amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments. The Company is currently evaluating the impact of this new standard, but management believes it will not materially impact the Company as the Company does not engage in hedging activities or utilize derivative instruments.

Forward Looking Statements

  This Annual Report on Form 10-K and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Annual Report on Form 10-K and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects; (ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continuation of future operating and net losses by the Company; (ii) the inability of the Company to restructure its debt obligations; (iii) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations; (iv) developments or new initiatives by our competitors in the markets in which we compete; (v) our stock price; (vi) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (vii) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The

Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Although the majority of debt carries a fixed interest rate, the Company is exposed to interest rate risk in respect to the variable-rate debt maintained, which risk may be material. The Company has not engaged in any hedging transactions with respect to such risks.

Item 8.  Financial Statements and Supplementary Data.

  Reference is made to the Index to Financial Statements and Schedules on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers Registrant

  Information regarding the directors and executive officers of the Company is contained in "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

  Information regarding executive officers of the Company is contained in Part I hereof under the caption "Executive Officers of the Company."

Item 11.  Executive Compensation

  Information regarding executive compensation is contained in "Compensation of Executive Officers" included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Information regarding security ownership of certain beneficial owners and management is contained in "Security Ownership of Certain Beneficial Owners and Management" included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

  Information regarding certain relationships and related transactions is contained in "Certain Transactions" included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Financial Statements.

           See the Index to Financial Statements and Schedules on page F-1.

    2.     Financial Statement Schedules.

           See the Index to Financial Statements and Schedules on page F-1.

    3.     Exhibits.

           See Exhibit Index on page F-58.

(b)        Reports on Form 8-K.

           None.

                                          SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PRESIDENT CASINOS, INC.

By:     /s/ James A. Zweifel
    ---------------------------
    Name:   James A. Zweifel
    Title:  Executive Vice President
            and Chief Financial Officer

    Date:   May 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 26th day of May, 2000 by the following persons on behalf of the registrant in the capacities indicated.

Signature                           Capacity
----------                           --------

  /s/ John E. Connelly              Chief Executive Officer, Chairman
--------------------------          and Director
John E. Connelly


  /s/ John S. Aylsworth             President, Chief Operating Officer
--------------------------          and Director
John S. Aylsworth


  /s/ Karl G. Andren                Director
--------------------------
Karl G. Andren


  /s/ W. Raymond Barrett            Director
--------------------------
W. Raymond Barrett


 /s/ Royal P. Walker, Jr.           Director
--------------------------
Royal P. Walker, Jr.


  /s/ Terrence L. Wirginis          Vice Chairman, Vice President and Director
--------------------------
Terrence L. Wirginis


  /s/ James A. Zweifel              Executive Vice President and
--------------------------          Chief Financial Officer
James A. Zweifel

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC.
     Consolidated Financial Statements:
       Independent Auditors' Report ......................................F-2
       Consolidated Balance Sheets as of February 29/28, 2000 and 1999....F-3
       Consolidated Statements of Operations for the Years
         Ended February 29/28, 2000, 1999 and 1998........................F-4
       Consolidated Statements of Stockholders' Equity (Deficit)for
         the Years Ended February 29/28, 2000, 1999 and 1998..............F-5
       Consolidated Statements of Cash Flows for the Years
         Ended February 29/28, 2000, 1999 and 1998........................F-6
       Notes to Consolidated Financial Statements.........................F-7
     Financial Statement Schedule:
       Schedule II--Valuation and Qualifying Accounts.................... F-43
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.
II.  THE CONNELLY GROUP, L.P.
     Financial Statements:
       Independent Auditors' Report.......................................F-44
       Balance Sheets as of February 29/28, 2000 and 1999.................F-45
       Statements of Operations for the Years
         Ended February 29/28, 2000, 1999 and 1998........................F-46
       Statements of Partners' Preferred Redeemable Capital and
         General Capital for the Years
         Ended February 29/28, 2000, 1999 and 1998........................F-47
       Statements of Cash Flows for the Years
         Ended February 29/28, 2000, 1999 and 1998........................F-48
       Notes to Financial Statements......................................F-49
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts....................F-57
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Members of the Board of Directors of President Casinos, Inc.:

We have audited the accompanying balance sheets of President Casinos, Inc., (the "Company") as of February 29, 2000 and February 28, 1999, and the related statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended February 29, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of President Casinos, Inc. as of February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that President Casinos, Inc., will continue as a going concern. As discussed in
Note 1, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and significant amounts of debt are currently due and in default, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 17, 2000

                                   PRESIDENT CASINOS, INC.
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)

February 29/28,

2000       1999

--------   --------
ASSETS
Current Assets:
  Cash and cash equivalents.............................................  $
12,408   $ 17,110
  Restricted cash.......................................................
2,780      3,095
  Restricted short-term investments.....................................
960        275
  Receivables, net of allowance for doubtful accounts of $331 and $357..
1,401      2,588
  Inventories...........................................................
1,728      1,848
  Prepaid expenses and other current assets.............................
2,218      2,383

---------  ---------
      Total current assets..............................................
21,495     27,299

---------  ---------
Property and Equipment, net.............................................
142,490    142,740

---------  ---------
Other Assets:
  Deferred financing costs..............................................
1,163      2,229
  Other assets..........................................................
246        476

---------  ---------
      Total other assets................................................
1,409      2,705

---------  ---------

$165,394   $172,744

=========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable......................................................  $
3,969   $  3,008
  Accrued payroll and benefits..........................................
7,499      7,831
  Other accrued expenses................................................
14,201     14,384
  Short-term debt.......................................................
4,513        --
  Current maturities of long-term debt and capital lease obligations....
135,577      1,886
  Accrued loan fee......................................................
5,996        --

---------  ---------
      Total current liabilities.........................................
171,755     27,109

---------  ---------
Long-Term Liabilities:
  Notes payable and capital lease obligations...........................
--     135,813
  Accrued loan fee......................................................
--       3,566

---------  ---------
      Total long-term liabilities.......................................
--     139,379

---------  ---------
         Total liabilities..............................................
171,755    166,488

---------  ---------
Commitments and Contingent Liabilities..................................
--         --
Minority Interest.......................................................
13,220     12,464
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 10,000,000 shares authorized; none issued and outstanding.............................
--         --
  Common Stock, $.06 par value per share; 100,000,000 shares authorized; 5,032,982 shares issued and outstanding.................
302        302
  Additional paid-in capital............................................
101,729    101,729
  Accumulated deficit...................................................
(121,612)  (108,239)

---------  ---------
      Total stockholders' deficit.......................................
(19,581)    (6,208)

---------  ---------

$165,394   $172,744

=========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Years Ended February 29/28,
                                                  2000       1999       1998
                                                 ------     ------     ------
OPERATING REVENUES:
Gaming.....................................    $182,730   $176,895   $169,467
Food and beverage..........................      24,309     22,891     20,677
Hotel......................................       7,349      8,139      4,889
Retail and other...........................       8,482     12,525      6,176
Less promotional allowances................     (18,321)   (14,938)   (13,674)
                                               ---------  ---------  ---------
  Total operating revenues.................     204,549    205,512    187,535
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...................     111,679    103,278     99,750
Food and beverage..........................      14,973     14,930     13,994
Hotel......................................       2,931      2,749      1,613
Retail and other...........................       2,851      2,747      2,299
Selling, general and administrative........      50,306     54,588     50,355
Depreciation and amortization..............      13,975     14,428     14,372
Development................................         211      6,921      2,655
Impairment of long-lived assets............         --         --         396
(Gain) loss on sale of
   property and equipment..................          99         14      (726)
                                               ---------  ---------  ---------
  Total operating costs and expenses.......     197,025    199,655    184,708
                                               ---------  ---------  ---------

OPERATING INCOME...........................       7,524      5,857      2,827
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Interest income (related party interest
  income of $0, $0, and $103)..............         497        607      1,050
Interest expense...........................     (20,083)   (19,870)   (18,044)
                                               ---------  ---------  ---------
Total other expense, net...................     (19,586)   (19,263)   (16,994)
                                               ---------  ---------  ---------
LOSS BEFORE MINORITY INTEREST..............     (12,062)   (13,406)   (14,167)

Minority interest..........................       1,311      1,486        870
                                               ---------  ---------  ---------
NET LOSS...................................    $(13,373)  $(14,892)  $(15,037)
                                               =========  =========  =========

Basic and diluted net loss per share.......     $ (2.66)   $ (2.96)   $ (2.99)
                                                ========   ========   ========
Weighted average common and dilutive
 potential common shares outstanding.......       5,033      5,033      5,033
                                                 =======    =======    =======
See Notes to Consolidated Financial Statements.

                                    F-4

                          PRESIDENT CASINOS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (in thousands)

                                                Additional
                                      Common      Paid-In   Accumulated
                                       Stock      Capital     Deficit
Total
                                       -----      -------     --------
-----
Years Ended February 28/29,
  1998, 1999 and 2000:

Balance as of March 1, 1997.......  $     302   $ 101,729   $ (78,310)  $
23,721
Net loss..........................        --          --      (15,037)
(15,037)
                                    ----------  ----------  ----------
----------
Balance as of February 28, 1998...        302     101,729     (93,347)
8,684
Net loss..........................        --          --      (14,892)
(14,892)
                                    ----------  ----------  ----------
----------
Balance as of February 28, 1999...        302     101,729    (108,239)
(6,208)
Net loss..........................        --          --      (13,373)
(13,373)
                                    ----------  ----------  ----------
----------
Balance as of February 29, 2000...  $     302   $ 101,729   $(121,612)  $
(19,581)
                                    ==========  ==========  ==========
==========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                                          Years Ended February
29/28,
                                                         2000        1999
 1998
                                                        ------      ------
------
Cash flows from operating activities:
Net loss............................................   $(13,373)   $(14,892)
$(15,037)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization...................     13,975      14,428
 14,372
    (Gain) loss on disposal of assets...............         99          14
   (726)
    Impairment of long-lived assets.................        --          --
    396
    Amortization of deferred financing
      costs and discount............................      3,287       3,368
  2,434
    Amortization of lease options...................        --        2,190
  1,917
    Minority interest...............................      1,311       1,486
    870
    Net change in working capital accounts..........      1,878      (4,462)
  2,399
    Net change in long-term accounts................        294         231
   (446)
                                                       ---------   ---------
---------
      Net cash provided by operating activities.....      7,471       2,363
  6,179
                                                       ---------   ---------
---------
Cash flows from investing activities:
  Expenditures for property and equipment...........     (8,188)     (8,222)
(35,439)
  Proceeds from the sale of equipment...............        159         106
  1,601
  Changes in restricted cash........................        315       1,259
 (4,354)
  Purchase of lease options.........................        --         (856)
 (1,325)
  Purchase of short-term investments................       (685)        --
 (2,022)
  Maturity of short-term investments................        --        2,347
    --
  Payment of minority interest......................       (555)        --
   (104)
                                                       ---------   ---------
---------
       Net cash used in investing activities........     (8,954)     (5,366)
(41,643)
                                                       ---------   ---------
---------
Cash flows from financing activities:
  Proceeds from notes payable.......................        319      25,000
 30,000
  Proceeds from capital lease refund................        --          --
    108
  Payments on notes payable.........................     (2,632)    (24,150)
   (400)
  Payments on capital lease obligations.............       (906)        (15)
    (81)
                                                       ---------   ---------
---------
      Net cash provided by (used in)
        financing activities........................     (3,219)        835
 29,627
                                                       ---------   ---------
---------
Net decrease in cash and cash equivalents...........     (4,702)     (2,168)
 (5,837)

Cash and cash equivalents at beginning of year......     17,110      19,278
 25,115
                                                       ---------   ---------
---------
Cash and cash equivalents at end of year............   $ 12,408    $ 17,110
$ 19,278
                                                       =========   =========
=========
See Notes to Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability corporation (collectively, the "Company" or "PCI"). All material intercompany balances and transactions have been eliminated.

  PCI owns, operates and develops riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts riverboat and/or dockside gaming operations in Davenport, Iowa; in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") and in St. Louis near the base of the Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Davenport casino operation is managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Company also operates two nongaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations, including the Broadwater Property. The Broadwater Property in Biloxi was acquired by the Company in July 1997 and is owned by the President Broadwater Hotel, LLC, a limited liability corporation in which the Company has a 100% ownership interest and a wholly-owned entity of the Chairman has preferred rights to certain cash flows. TCG/Blackhawk, Inc., the owner of the Blackhawk Hotel in Davenport, is a wholly-owned subsidiary of the Company.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain its operations. The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, because of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $75,000 Senior Exchange Notes and $25,000 Secured Notes. Accordingly, the Company has not paid the regularly scheduled interest payment of $6,375 that was due and payable March 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Exchange Notes and Secured Notes to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  An informal committee (the "Committee"), representing holders of a majority in interest of the Senior Exchange Notes and Secured Notes, has been formed.

The Committee has retained legal counsel, certain costs of which are being borne by the Company. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness that may include the sale of some of the Company's properties. The Company believes that the market value of its properties and assets substantially exceeds the amount of its debt. Management believes this market value is the key factor in the Company's program to resolve this matter with the bond holders. There can be no assurances that the Company will be successful in this restructuring, and the Company believes that the success of such restructuring will depend in large part upon the cooperation and the willingness of the creditors to work with the Company.

  By suspending the interest payments on the Senior Exchange Notes and Secured Notes until such time as a restructuring plan has been negotiated and implemented, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with any restructuring plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period. The Company remains current with all its vendors and suppliers.

  As of February 29, 2000, the Company has $12,400 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $8,000 to $9,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  Due to cross default provisions associated with other debt agreements, the Company is also in default on certain other debts. These debts include the $30,000 note and the associated $7,000 loan fee related to the Broadwater Property and the $3,000 "President Casino-Mississippi" note. These debts are also currently due and classified in current liabilities as of February 29, 2000. Additionally, the Company did not pay the $3,966 note which was due April 15, 2000, associated with the purchase of the Biloxi casino barge and the note is in default. A payment of $325 was made on that date and $306 on May 16, 2000. The Company has reached an agreement in principle under this note and is finalizing the documentation. The extended note is expected to have monthly payments of $325 and mature in March 2001. In the event that these notes are accelerated, at this time the Company does not have the resources available to repay such indebtedness.

  Management is pursuing various strategic financing alternatives in order to fund these obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of a portion of its assets. The Company's ability to continue as a going concern is dependent on the ability of the Company to restructure successfully, refinance its debts or sell/charter assets on a timely basis under acceptable terms and conditions and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard or that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

  Restricted Short-term Investments -- The Company is required to collateralize a letter of credit and an appeal bond. To fulfill these requirements the Company invests in certificates of deposit with maturities greater than ninety days at date of purchase. Short-term investments are stated at cost, which approximates fair value.

  Inventories -- Inventories, consisting principally of food, beverage, retail items and operating supplies, are stated at the lower of first-in, first-out cost or market.

  Property and Equipment -- Property and equipment are recorded at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Repairs and maintenance are expensed as incurred. Improvements are capitalized. Depreciation and amortization, except on property held for sale or development in which no depreciation or amortization is taken, are computed on a straight-line basis over the following estimated useful lives:

         Land and marine improvements          3-20 years
         Buildings and improvements           10-40 years
         Riverboats, barges and improvements   5-20 years
         Leasehold improvements                5-20 years
         Furnishings and equipment             5-10 years

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

                                     2000       1999       1998
                                    ------     ------     ------
         Food and beverage......   $ 7,426    $ 5,777    $ 5,078
         Rooms..................     1,145      1,084        382
         Other..................       213        154        123
                                   --------   --------   --------
                                   $ 8,784    $ 7,015    $ 5,583
                                   ========   ========   ========

  Indirect Expenses -- Certain indirect expenses of operating departments such as selling, general and administrative and depreciation and amortization are shown separately in the accompanying statements of operations and are not allocated to departmental operating costs and expenses.

  Self-Insurance -- The Company was partially self-insured for both employee and third party liability costs through April 1999. Effective May 1999, the Company became fully insured for workers compensation claims. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not reported.

  Basic and Diluted Loss Per Share Information -- Loss per share information is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalent shares from diluted stock options from date of grant, using the treasury stock method. There is no difference between loss per share under the basic and diluted methods due to the anti-dilutive nature of the stock options, since the Company has had losses in all periods presented.

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

  Use of Management Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Comprehensive Income -- The Company does not have any items of other comprehensive income (loss). Accordingly, net income (loss) and comprehensive income (loss) are the same.

  Prospective Impact of Recently Issued Accounting Standards -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, after being amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments The Company is currently evaluating the impact this statement will have on the financial statements, but management believes it will not materially impact the Company as the Company does not engage in hedging activities or utilize derivative instruments.

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

  Reclassifications -- Certain amounts for fiscal 1999 and 1998 have been reclassified to conform with fiscal 2000 financial statement presentation.

3.  PROPERTY AND EQUIPMENT

  Property and equipment is summarized as follows:

                                                    2000        1999
                                                   ------      ------
      Owned property:
        Land..................................   $    685    $    685
        Land and marina improvements..........      6,528       6,531
        Buildings and improvements............      8,224       7,363
        Boats, barges and improvements........     77,513      60,827
        Leasehold improvements................      7,800       9,936
        Furnishings and equipment.............     55,341      46,595
        Property leased to third parties......     23,624      24,186
        Property held for development or
          sale, at net book value.............     43,252      49,910
        Construction in progress..............        534         873
                                                 ---------   ---------
                                                  223,501     206,906
          Accumulated depreciation
            and amortization..................    (81,022)    (64,369)
                                                 ---------   ---------
                                                  142,479     142,537
                                                 ---------   ---------
       Property under capital leases..........         16       2,908
          Accumulated amortization............         (5)     (2,705)
                                                 ---------   ---------
                                                       11         203
                                                 ---------   ---------
            Property and equipment, net.......   $142,490    $142,740
                                                 =========   =========

  On July 24, 1997, the Company acquired certain real estate and improvements from a wholly-owned entity of John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company, located on the Gulf Coast in Biloxi, Mississippi for $40,500 plus closing costs. The property comprises approximately 260 acres and includes a 111-slip marina, two hotels and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). The purchase price and related closing costs were allocated principally to property held for development as the Company anticipates developing this real estate into a full-scale luxury destination resort, which would include the demolition of the existing hotels.

  The marina is the site of the Company's casino operations in Biloxi. On August 10, 1999, the Company purchased "President Casino-Broadwater," the vessel on which the President-Mississippi conducts its gaming operations. Under the terms of the agreement, the Company purchased the "President Casino-Broadwater" for $6,393, of which $1,000 paid in cash and $5,393 was financed by the seller. Terms of the financing included monthly principal and interest payments of $290 through March 2000, $145 on April 1, 2000 and a final payment of $3,652 on April 15, 2000. The balloon payment due of $3,652 was not made on April 15, 2000, but instead a payment of $325 was made and a subsequent payment of $306 was made on May 16. The Company has reached an agreement to extend this note and is finalizing the documentation. The extended note is expected to have monthly payments of $325 and mature in March 2001.

  In conjunction with the execution of the purchase agreement for the "President Casino-Broadwater," the board of directors of the Company unanimously adopted an agreement and plan of merger, merging President Mississippi Charter Corporation ("Charter Corp.") into the President-Mississippi. Charter Corp., a wholly-owned subsidiary of the Company, had subchartered the casino and leased certain slot machines to the President-Mississippi prior to the purchase agreement. There is no impact to the consolidated financial statements of the Company as a result of such merger.

  The vessel "New Yorker" was leased to various third parties during the fiscal years 2000, 1999 and 1998. Charter revenue of $1,820, $3,016 and $1,500 for fiscal years 2000, 1999 and 1998, respectively, is included in Operating Revenue-Retail and other." The vessel's last charter terminated in June 1999 and the Company is currently seeking to recharter or sell the "New Yorker."

  During fiscal 1998, the Company recognized an impairment of long-lived assets of $396 consisting of (i) $277 related to two barges based on market conditions and (ii) $119 related to obsolete computer hardware and software. There was no impairment of long-lived assets recognized for the years ended February 29/28, 2000 and 1999.

4.  INVESTMENT IN MASSENA, NEW YORK PROJECT

  The Company entered into a joint venture with an unrelated third party to manage a casino to be owned by the Mohawk Indian Tribe on its reservation near Massena, New York. The Company, through a wholly-owned subsidiary, owned a 50% interest in the joint venture. During January 1998, the Company sold its interest in the joint venture for $375 and certain contingent payments. Under the terms of the agreement, the Company was to receive an additional $625 upon the opening of the proposed casino and up to an additional $1,000 out of certain cash flows, if any, from the casino. Although the casino opened in April 1999, the Company has not collected any additional payments and is pursuing legal action relating to the fulfillment of the contract.

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

  Over the course of the next six years, the parties modified the lease and the option agreements three times and the Company exercised its options throughout the period.

  On February 9, 1999, the Pennsylvania House of Representatives approved a bill allowing riverboat casinos to be included in a non-binding statewide gambling referendum in May 1999. On March 8, 1999, the state Senate voted that the non-binding referendum would not be submitted to the voters. Based on the Company's analysis of the likelihood of timely passage of Pennsylvania gaming legislation, the Company wrote off the remaining $1,146 of its investment in Philadelphia as of February 28, 1999 and subsequently notified the lessors of management's intent not to renew the options under the then existing terms. Philadelphia development expense incurred for the years ended February 29/28, 2000, 1999 and 1998 was $28, $3,878 and $1,987, respectively.

6.  SHORT-TERM DEBT AND NOTES PAYABLE

  Short-term is summarized as follows:

                                                        2000           1999
                                                       ------         ------
  "President Casino-Broadwater" note payable,
   monthly combined principal and interest
   payments of $290, balance of $3,797
   due April 2000.................................   $  3,966        $    --
  Various short-term non-interest bearing notes...        547             --
                                                     ---------       ---------
       Short-term debt............................   $  4,513        $    --
                                                     =========       =========

  "President Casino-Broadwater" Barge Note

  In August 1999, the Company purchased "President Casino-Broadwater", the vessel on which the Company conducts its Biloxi gaming operations. The Company had previously leased the "President Casino-Broadwater" since June 1995. The Company paid $1,000 at closing and $5,393 was financed by the seller. Under the terms of the agreement, the Company made monthly combined interest and principal payments of $290 through March 2000. The Company made the scheduled payment of $145 on April 1, 2000. The balloon payment due April 15, 2000 of $3,652 was not made and the note is in default. Instead a payment of $325 was made April 15, 2000 and a subsequent payment of $306 was made May 16, 2000. The Company has reached an agreement in principle to extend the payment obligations under the note and is finalizing the documentation. The extended note is expected to have monthly payments of $325 and mature in March 2001.

  Various Non-Interest Bearing Notes

  TCG purchased various gaming equipment on payment terms ranging from three to twelve months. The terms are non-interest bearing and payments are generally due monthly. The notes are collateralized with gaming equipment with a net book value of $904 as of February 29, 2000.

  Current and non-current portions of long-term notes payable are summarized as follows:

                                                        2000           1999
                                                       ------         ------
  Senior Exchange notes, 13%, principal
    payments of $25,000 due September 2000 and
    $50,000 due September 2001, net of discount
    of $284 and $524..............................   $ 74,716        $ 74,476
  Secured Notes, 12%, principal payment of
    $25,000 due September 2001, net of a gain
    on modification of terms of $655 and $1,080...     25,655          26,080
  Broadwater Hotel note payable, variable
    interest rate, 9.875% and 9.00% as of
    February 29/28, 2000 and 1999, respectively,
    principal payment due July 2000...............     30,000          30,000
  M/V "President Casino-Mississippi" note payable,
   variable interest rate, 9.29% and 8.31% as of
   February 29/28, 2000 and 1999, respectively,
   principal payments due quarterly of $100,
   with a final payment of $2,000 due
   in fiscal 2003.................................      3,000           3,400
  Line of credit, prime plus 0.5%, combined
   rate of 9.0% and 8.25% as of February 29/28,
   2000 and 1999, respectively....................      2,200           2,251
                                                     ---------       ---------
     Total notes payable..........................    135,571         136,207
                                                     ---------       ---------
  Less current maturities.........................    135,571             400
                                                     ---------       ---------
        Long-term notes payable...................   $    --         $135,807
                                                     =========       =========

  Senior Exchange Notes

  During fiscal 1994, the Company completed a private placement of $100,000 of 11.75% (12% effective rate of interest) Senior Subordinated Notes Due 2001 the "Senior Subordinated Notes") and warrants to purchase 150,000 shares of Common Stock.

  During fiscal 1995, the Company exchanged $100,000 of a newly issued series of the Company's 13% Senior Notes due 2001 (the "Senior Notes"), warrants to purchase an aggregate of 147,000 shares of the Company's Common Stock and an aggregate cash payment equal to $3,140 for all of its outstanding Senior Subordinated Notes in order to be released from certain restrictive covenants.

  On April 4, 1995, pursuant to a registration rights agreement governing the Senior Notes, the Company exchanged all of the Senior Notes for an equal principal amount of 13% Senior Exchange Notes due 2001 ("Senior Exchange Notes") registered under the Securities Act of 1933, as amended. The Senior Exchange Notes rank equal in right of payment to all present and future senior debt (as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture")) of the Company and its subsidiaries and were payable as follows: 25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG is limited in amount. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets. Each warrant entitled the holder thereof to purchase one share of the Company's Common Stock at $47.55 per share and expired on September 30, 1999.

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

  Secured Notes

  On December 3, 1998, the Company repurchased $25,000 of its Senior Exchange Notes. The repurchased notes were used to satisfy the $25,000 principal payment due September 15, 1999 on the Company's $100,000 Senior Exchange Notes. The repurchase was funded by the issuance of $25,000 of new 12% notes due September 15, 2001 (the "Secured Notes"). Under the repurchase agreement, the Company incurs a 1% annual loan fee on the principal balance of $25,000 until maturity. The Secured Notes have no mandatory redemption obligation and are secured by mortgages on the "Admiral" and the "New Yorker," as well as subsidiary guarantees.

  The aggregate market value of the Senior Exchange Notes and the Secured Notes as of February 29/28, 2000 and 1999 was $90,000 and 95,500,
respectively, based on quoted market prices.

  Broadwater Hotel Note-9.875%

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7,000 which will be fully earned and nonrefundable when the Indebtedness is repaid. As of February 29, 2000, the Company has accrued $5,996 of this loan fee. The Company has continued to make the monthly interest payments related to this note and is in negotiations with the lender regarding extending the note past its July 2000 maturity date, as management believes the Company will not have the resources available at that time to pay such indebtedness.

  M/V "President Casino-Mississippi" Note-9.29%

  The 9.29% term note payable is collateralized by the vessel "President Casino-Mississippi" and various equipment with a net book value of $7,619 as of February 29, 2000, and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The Company received a waiver of the net worth covenant through the period ended September 30, 2000, at which time the Company's net worth requirement will return to $40,000.
The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this vessel note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  Line of Credit

  TCG, the Company's 95%-owned partnership, maintains a line of credit provided by Firstar Bank, N.A., collateralized by a first mortgage on the M/V "President" and first mortgages on the Blackhawk Hotel with net book values as of February 29, 2000, of $5,949 and $3,937, respectively, various personal property and an assignment of various contracts. As of February 29, 2000, the line of credit was $2,700, of which $500 was available. The line of credit reduces to $1,800 as of March 31, 2000 and terminates in September 2000. The line of credit is available exclusively to TCG. Distributions from TCG to its general partner are limited by its partnership agreement. The Company has continued to make the principal and interest payment required under the line including the $400 principal payment that was due and paid in March 2000.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

7.  CAPITAL AND OPERATING LEASES

  The Company leases certain levee and other property in Davenport, Iowa, certain mooring sites in St. Louis, Missouri and certain other equipment under operating leases. The levee lease and its associated parking lot lease in Davenport expire in 2015 and a second parking lot lease in Davenport expires in 2002 with one fifteen-year renewal option.

  The Company leases two mooring sites on the St. Louis, Missouri river front. The Company's mooring site for Gateway Riverboat Cruises was for an initial term of 5 years with four five-year renewal options. Assuming the exercise of all extensions, the lease will terminate in August 2011. The current rent is $4 annually and is subject to rate change every five years as recommended by the Port Commission.

  The Company's lease for the mooring site of the "Admiral" is for a term of twenty five years and terminates in December 2008. The lease provides for base rent plus payments of 2% of adjusted gross receipts (gross receipts net of winnings paid to wagerers). The current base rent is $6 annually and is subject to rate change every five years as recommended by the Port Commission. The percentage rent for the years ended February 29/28, 2000 and 1999 was $1,217 and $1,109, respectively. The percentage may be adjusted (higher or lower) to equal the gaming rentals charged to other properties in the central river front area of St. Louis on which gaming is conducted. Currently, the "Admiral" is the only casino in the St. Louis central river front.

  Each lease grants the City the right to change or cancel the lease or to relocate the Company's mooring locations for right-of-way, sewer or flood wall construction purposes.

  In January 2000, in conjunction with the anticipated move of the "Admiral" (see Note 16), the Company entered into a sublease agreement with the Port Authority of the City of St. Louis for a mooring site on the St. Louis river front approximately 1,000 feet north of the current location of the "Admiral." The term of the lease is 25 years commencing on the day the "Admiral" moves to the new mooring site. At such time the lease for the current mooring site of the "Admiral" will be surrendered and shall terminate.

  Rent under the terms of the new lease will consist of base rent plus a percent of adjusted gross receipts. The base rent is $27 annually and is subject to rate change every five years based on the recommendation of the Port Commission. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80,000, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80,000 but which are equal to or less than $100,000, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100,000.

  The Company had an operating lease with an affiliate of Mr. Connelly for its Biloxi, Mississippi mooring site, parking facilities, offices and a warehouse. In July 1997, the Company purchased the Broadwater Property subject to the lease as discussed in Notes 3 and 12.

  The marina at the Broadwater Property is comprised of both fast lands and tidelands. Such lands are controlled by the Company through long-term leases with the State of Mississippi. During August 1992, entity from which the Company leased the marina ("BH") entered into a ten year lease agreement with the State of Mississippi for use of the tidelands (the "Tidelands Lease") for an annual rental fee of $295, subject to five year adjustments as defined by the lease agreement. In November 1993, the Tidelands Lease was amended to allow a new or second vessel be moored, among other items, for an annual rent of $525. Effective in August 1995, in conjunction with the replacement of the

M/V "President Casino-Mississippi" with the "President Casino-Broadwater" BH exercised its rights and the Company's annual rent increased to $525. Effective August 1997, the state adjusted the annual rent to $598 based on the five-year Consumer Price Index, in accordance with the terms of the lease.

  During December 1996, BH entered into a 40-year lease agreement (the "Fast Lands Lease") with the State of Mississippi for use of the fast lands for an annual rental fee of $21, adjustable every five years as defined in the lease agreement. Concurrent with the purchase of PBLLC, BH sold its interest in the Tidelands Lease and the Fast Lands Lease to PBLLC.

  In February 1995, a non-guarantor subsidiary ("Charter Corp.") of the Company entered into an operating lease agreement (the "Charter Agreement") with American Gaming & Entertainment, Ltd. ("AGEL") to lease a fully equipped dockside casino ("President Casino-Broadwater"). The lease period commenced on June 15, 1995. Under the terms of the Charter Agreement, the rent consisted of monthly payments of $458 through July 1997 and $329 through June 2000, renewable at the option of the Company thereafter under the same terms.

  In April 1997, AGEL filed an action against Charter Corp. and the Company with respect to certain disputed charter payments which the Company withheld under the Charter Agreement. In October of 1998, this action was dismissed with prejudice pursuant to a settlement agreed upon by the parties. Pursuant to the settlement, the Company made a lump sum payment of $3,890 and agreed to ongoing payments of $215 per month through April 15, 2000. The amended charter period was from December 1, 1997 until April 15, 2000 and was subject to certain purchase options. In August 1999, the Company purchased "President Casino-Broadwater" for $6,393. In addition, in connection with the consummation of the transaction, various lawsuits pending among the Company, AGEL and various third parties related to the barge were dismissed.

  In conjunction with the lease of the "President Casino-Broadwater" (formerly the "Biloxi Barge,") the Company entered into a capital lease agreement for certain slot machines with the barge lessor. Subsequently, the Company and the lessor renegotiated the payments for a lump sum payment of $900, which the Company made in August 1999.

  Rental expense incurred under operating leases was $6,719, $7,308 and $9,597 for the years ended February 29/28, 2000, 1999 and 1998, respectively.

  All future minimum lease commitments under noncancellable long-term operating leases and capital leases as of February 29, 2000, are as follows:

                                   Non-cancelable
                                      Operating          Capital
                                        Leases           Leases
                                    ------------      ------------
    Years ending February 28/29:
      2001........................    $  2,449          $      6
      2002........................       1,558               --
      2003........................       1,022               --
      2004........................         604               --
      2005........................         307               --
      Thereafter..................       3,733               --
                                      ---------         ---------
                                         9,736                 6
        Less interest amount......         --                --
                                      ---------         ---------
     Lease obligations............    $  9,736                 6
                                      =========
        Less current maturities...                            (6)
                                                        ---------
     Long-term capital lease
       obligations................                      $     --
                                                        =========

8. INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. Given the level of operations, the increased competition and the overall uncertainty as to the timing of the Company's ability to return to profitability, the Company has determined that the tax benefit does not satisfy the recognition criteria. Accordingly, a 100% valuation allowance is maintained against the Company's deferred tax assets and no benefit has been recognized for all periods presented.

  The components of the net deferred tax asset are as follows:

                                                     2000          1999
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 60,519      $ 52,839
       Pre-opening costs and intangible
         assets..............................        5,184         5,876
       Accounting reserves and liabilities...        2,895         2,772
       Tax credits...........................          280           280
       Other.................................          621           785
                                                  ---------     ---------
                                                    69,499        62,552
       Less: Valuation allowance                   (57,914)      (52,828)
                                                  ---------     ---------
                                                    11,585         9,724
     Deferred tax liabilities:
       Property..............................       11,585         9,724
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of February 29, 2000, the Company had federal, Missouri and Mississippi net operating loss carryforwards of $151,287, $151,584 and $32,107, respectively. These tax benefits will expire between 2008 and 2020 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the company or its subsidiaries.

9.  OTHER ACCRUED EXPENSES

  The components of other accrued expenses are as follows:

                                                 2000        1999
                                                ------      ------

        Interest........................      $  6,445    $  5,643
        Taxes, other than income
          and payroll taxes.............         2,096       2,553
        Accrued lease payments..........           --          611
        Other...........................         5,660       5,577
                                              ---------   ---------
                                              $ 14,201    $ 14,384
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

  On April 11, 1997, an action captioned "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc." was filed in the Chancery Court of Harrison County, Mississippi by American Gaming & Entertainment, Ltd. ("AGEL"). AGEL was the subject of bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of Mississippi, (the "Bankruptcy Court") and was the owner of the "President Casino-Broadwater" (formerly the "Biloxi Barge") which was utilized in connection with the Company's Biloxi operations pursuant to the initial charter agreement between AGEL and Charter Corp. The action filed by AGEL alleged that PRC-Mississippi and Charter Corp. did not comply with their respective obligations under the initial charter agreement. The Company asserted that AGEL breached its obligations under the initial charter agreement and, in connection therewith, withheld a portion of the charter payments due to AGEL under the initial charter agreement. In October of 1998, this action was dismissed with prejudice pursuant to a settlement agreed upon by the parties. Pursuant to the settlement, the Company made payments totaling $3,890, representing back rent of $215 per month from December 1997 through October 1998, and a lump sum payment of $1,525.

  In addition, in the above proceeding, an action captioned "International

Game Technology v. President Casinos, Inc., President Mississippi Charter Corporation, President Riverboat Casino-Mississippi, Inc. and President Riverboat Casinos, Inc." was filed in the Circuit Court of Harrison County, Mississippi, Second Judicial District, by International Game Technology ("IGT"). The action was removed to the United States District Court, Southern District of Mississippi, Biloxi Division, on March 11, 1998, and was subsequently referred to the United States Bankruptcy Court for the Southern District of Mississippi where it is captioned "In re AmGam Associates, a Mississippi General Partnership, Chapter 11 Reorganization Case No. 95-07864-SEG, Adversary Proceeding 98-05095." This action alleged that certain subsidiaries of the Company assumed certain obligations of the owner of the "President Casino-Broadwater" to IGT with respect to certain slot machines.
In August 1999, the Company executed a purchase agreement for the "President Casino-Broadwater." As a part of the purchase agreement, "American Gaming & Entertainment, Ltd. v. President Mississippi Charter Corporation and President Riverboat Casino-Mississippi, Inc.", "In re AmGam Associates, a Mississippi General Partnership, Chapter 11 Reorganization Case No. 95-07864-SEG, Adversary Proceeding 98-05095" and various other lawsuits were dismissed.

  A shareholder derivative suit captioned Mizel v. John E. Connelly et. al. was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort and Broadwater Towers and a related golf course, from an entity wholly-owned by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, the award of damages to the Company and attorneys fees and costs. The case is in the preliminary stages. The Company filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. The Court denied the motion and discovery has commenced. Based on management's evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously. The suit is covered under the Company's directors and officers insurance policy. Because this is a derivative action, the result of a successful judgment would be a reimbursement to the Company from the Directors on account of their alleged breaches of their duty to exercise an informed business judgment and because of their waste of corporate assets. Because the Company believes the Directors have meritorious defenses to the allegations, it does not anticipate any material recovery in the action.

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

Other

  --General

  A National Gambling Impact Study Commission (the "National Commission") has been established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislature and administrative actions. Below are some of those recommendations:

     Legal gaming should be restrictive to those at least 21 years of age; Betting on college and amateur sports should be banned;
     The introduction of casino-style gambling at pari-mutual racing facilities for the primary purpose of saving the pari-mutual facility should be prohibited;
     The types of gaming activities allowed by Indian tribes within a given state should not be inconsistent with the gaming activities allowed to other persons in that state; and
     State, local and tribal governments should recognize that casino gaming provides economic development, particularly for economically depressed areas. The National Commission differentiated casino gaming from stand-alone slot machines (i.e. in convenience stores), Internet gaming and lotteries which the National Commission stated do not provide the same economic development.

  Any additional regulation of the gaming industry which may result from the National Commission's report may have an adverse effect on the gaming industry, including the Company.

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Biloxi license was last renewed in March of 1999 for a two-year period. The Davenport license was last renewed in April 2000 and expires April 2001. The St. Louis license was last renewed in May of 2000 and expires in May of 2002.

  --Davenport

  The "President" must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessel and require that the vessel be operated by a minimum complement of licensed personnel. Loss of the vessel's Certificate of Inspection would preclude its use as a cruising riverboat, and as such, would preclude its use as a casino. Every five years, the "President" must be dry-docked for an inspection of the hull resulting in a loss of service. Any such loss of service may have an adverse effect on the Company. During the period November 13, 1995 through April 1, 1996, the "President" underwent a $4,000 refurbishment and its Coast Guard hull inspection. During that period the "President" was temporarily replaced with a smaller Company-owned vessel, "President Casino-Mississippi." The "President" must undergo its next hull inspection by March 2001. While the "President Casino-Mississippi" is again available to temporarily replace the "President" during its next hull inspection, the Company is contemplating alternatives, including leasing or purchasing a new vessel.

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

  --Biloxi

  In 1998, two referenda were proposed which, if approved, would have amended the Mississippi Constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. Each of the proposals were ruled illegal by Mississippi State judges because, among other reasons, they failed to include required information regarding the anticipated effect on government revenues. The Mississippi Supreme Court affirmed the Circuit Court's first ruling, but only on procedural grounds.

  On March 22, 1999, another such referendum was filed with the Mississippi Secretary of State. The language of this most recent proposal also fails to include information regarding its anticipated effect on government revenues and may be subject to legal challenge on the same basis that the two proposals were successfully challenged. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt to place such a proposal on the ballot, would be November 2000. It is possible at some point that a revised initiative will be filed which would adequately address the issues regarding the effect on government revenues of prohibition of gaming in Mississippi. However, while it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a materially adverse effect on the Company.

11. AGREEMENT WITH CITY OF DAVENPORT, IOWA

  TCG and the City of Davenport (the "City") are parties to an agreement, which provides, among other things, for the following:

  Fees -- TCG is required to pay certain boarding and docking fees and a special payment in lieu of property taxes to the City. In aggregate, the annual cost of these fees is the higher of $830 or 83.2 cents per passenger. Both the base amount and per passenger charges related to the docking fees are subject to an annual 4% escalator.

  Exclusive Agreement -- TCG will not pursue a gaming license in any other Iowa city or in Rock Island County, Illinois.

  Boat Operations -- TCG may not substitute another vessel to replace the "President" in Davenport unless the average passenger count is less than 2,250 passengers per day during the cruise season. If such passenger count is not maintained or if there is a material adverse change in the Iowa gaming law, TCG will be permitted to substitute an 800-passenger boat. However, temporary substitution during U.S. Coast Guard mandated hull inspections is permitted.

12. MINORITY INTEREST

The Connelly Group, LP

  The Davenport operations are managed by the Company's wholly-owned subsidiary, PRC Iowa, which is the general partner of the 95% Company-owned operating partnership, TCG. The partnership agreement provides for the allocation of income (losses) between the general partner and limited partner at 95% and 5%, respectively.

President Broadwater Hotel, LLC

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

  PBLLC is obligated to redeem the Class B Unit from JECA for a redemption price of $10,000 on the date on which the indebtedness (as defined in Note 6) is fully and finally discharged and the mortgage securing the Indebtedness is released. In addition, the Class B Unit entitles JECA to a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the Redemption Agreement.

13. EMPLOYEE BENEFIT PLANS

  Savings Plan

  The Company maintains an employee savings plan which covers all full-time, non-union employees. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan, net of forfeitures, was $438, $386 and $379 for the years ended February 29/28, 2000, 1999 and 1998, respectively.

  Stock Option Plans

  The Company maintains stock option plans which provide for the granting of nonqualified and incentive stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations.

  All directors, officers and other members of the management team who are in positions in which their decisions, actions and counsel may significantly impact the profitability and success of the Company are eligible to receive options under the plans. In addition, the plans authorize the issuance of tandem stock appreciation rights in connection with the issuance of certain options. Stock appreciation rights may only be issued in connection with a nonqualified stock option. This right will entitle the holder to receive in cash or stock an amount equal to the excess of the fair market value on the date of exercise over the exercise price of the tandem stock option. The maximum value of any stock appreciation right will be limited to the exercise price of the tandem stock option. A stock appreciation right may be exercisable only at the same time and to the same extent as the tandem stock option.

  The plans are administered by the Compensation Committee of the Board of Directors (the "Committee"), whose members determine to whom options will be granted and the terms of each option. The exercise price of stock options granted under the plans are established by the Committee, but the exercise price may not be less than the market price of the Company's Common Stock on the date the option is granted. Each option granted is exercisable in full at any time or from time to time as determined by the Committee and provided in the option agreement, provided that no option may have a term exceeding ten years. In July 1997 and June 1999, the stockholders of the Company approved the Company's 1997 and 1999 stock option plans which increased the number of shares available for grant by 500,000 shares and 300,000 shares, respectively.

  On June 19, 1996 and August 22, 1997, the Committee approved amendments to certain of the outstanding stock option agreements of each of the executive officers and certain other employees of the Company. Pursuant to such amendments, options to purchase an aggregate of 276,340 shares of Common Stock at exercise prices ranging from $54.00 to $5.625, per share were repriced at an exercise price of $11.625 and $2.625, respectively, per share, the market value of the Common Stock on the date of the repricings. In addition, the trading price at which certain options granted to an executive officer with respect to 16,667 shares of Common Stock would vest was amended from $84.00 to $5.50 per share. Except for such amendments, the other terms of the stock options repricing were not changed.

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

  Under the Company's Plans, the Company is authorized to grant options up to an aggregate of 1,325,000 shares to management team members and directors. As of February 29, 2000, 100,000 options have been exercised and 139,801 are available for grant. Options under the plan are generally granted at market value at the date of the grant and expire 10 years from the date of grant.
The outstanding options that have been granted under the plan generally vest either at (i) a rate of 20% each anniversary date or (ii) 20% on date of grant and 20% on each anniversary date thereafter. The Company has also granted stock options to external board members under a non-qualified plan. These options are granted at market value at the date of the grant; and generally vest at 50% on date of grant and 25% each anniversary date thereafter or 20% at the date of grant, 20% on the first anniversary and 60% on the second anniversary; and expire 10 years from date of grant.

  Effective with options granted in 1996 and subsequently, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield expected; volatility of 111.37%, 76.5% and 87.6%; risk-free interest rates of 6.1%, 5.7% and 6.5%; and expected lives of 10.0, 10.0 and 9.7 years.

  The following table discloses the Company's pro forma net loss and loss per share assuming compensation cost for stock options had been determined using the fair value-based method prescribed by SFAS No. 123.

                                          2000        1999       1998
                                         ------      ------     ------
       Net loss:
         As reported................   $(13,373)   $(14,892)   $(15,037)
         Pro forma..................   $(14,164)   $(15,643)   $(15,821)
       Loss per share:
         As reported................    $ (2.66)    $ (2.96)    $ (2.99)
         Pro forma..................    $ (2.81)    $ (3.11)    $ (3.14)

  The summary of the status of the Company's fixed stock option plans as of February 29/28, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:

                            2000                      1999
 1998
                 -------------------------  -------------------------
--------------------------
                          Weighted-Average           Weighted-Average
Weighted-Average
Fixed Options    Shares    Exercise Price   Shares    Exercise Price   Shares
 Exercise Price
------------------------------------------------------------------------------
-------------------

Outstanding at
 beginning
 of year        797,020        $10.17        790,098      $10.31
357,268      $25.84
------------------------------------------------------------------------------
-------------------
Granted         302,007          1.87         28,208        2.18
622,788        2.66
Forfeited       (13,822)         2.57        (21,286)       4.82
(189,958)      14.45
Expired             --            --             --          --             --
        --
------------------------------------------------------------------------------
-------------------
Outstanding
 at end
 of year      1,085,205          7.96        797,020       10.17
790,098       10.31
------------------------------------------------------------------------------
-------------------
Options
 exercisable
 at year-end    886,623                      741,584
378,609

Weighted-
 average fair
 value of options
 granted during
 the year        $ 1.77                       $ 1.82                     $
1.77
------------------------------------------------------------------------------
-------------------

  The following table summarizes information about fixed stock options outstanding at February 29, 2000:

------------------------------------------------------------------------------
-------------------
                             Options Outstanding                       Options
Exercisable
                ------------------------------------------------
----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number
   Weighted-
  Exercise     Outstanding       Remaining          Average       Exercisable
   Average
    Prices      at 02/29/00   Contractual Life    Exercise Price   at 02/29/00
 Exercise Price
------------------------------------------------------------------------------
-------------------
$ 1.00 - 1.99     299,732        9.48 years           1.87         136,216
   1.87
  2.00 - 2.99     602,041        6.99 years           2.61         569,802
   2.62
  4.00 - 4.99       8,432        7.59 years           4.00           5,605
   4.00
 37.00 -37.99     175,000        2.72 years          37.00         175,000
  37.00
------------------------------------------------------------------------------
-------------------
  Total         1,085,205                                            886,623
------------------------------------------------------------------------------
-------------------

14. Segment Information

  The Company evaluates performance based on EBITDA. EBITDA is earnings before interest, taxes, depreciation and amortization expense. For analysis purposes EBITDA is presented before development and impairment expenses and gain/loss on sale of property and equipment.

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

                                               Years Ended February 29/28,
                                               2000        1999        1998
                                              ------      ------      ------
OPERATING REVENUES:
Biloxi Properties......................      $ 59,356    $ 59,649    $ 44,628
Davenport Properties...................        77,820      78,903      73,541
St. Louis Properties...................        65,553      63,944      67,866
                                             ---------   ---------   ---------
 Gaming and ancillary operations.......       202,729     202,496     186,035
Leasing Operation......................         1,820       3,016       1,500
                                             ---------   ---------   ---------
    Total operating revenues...........      $204,549    $205,512    $187,535
                                             =========   =========   =========

                                               Years Ended February 29/28,
                                               2000        1999        1998
                                              ------      ------      ------
EBITDA (before development and
  impairment expenses and gain/loss
  on sale of property and equipment):
Biloxi Properties......................      $  7,019    $  7,945    $    672
Davenport Properties...................        12,364      16,262      14,215
St. Louis Properties...................         6,443       5,672       8,236
                                             ---------   ---------   ---------
 Gaming and ancillary operations.......        25,826      29,879      23,123
Leasing Operation......................           699       2,075         979
                                             ---------   ---------   ---------
    Operations EBITDA..................        26,525      31,954      24,102

OTHER COSTS AND EXPENSES:
Corporate expense......................         4,716       4,734       4,578
Development expense....................           211       6,921       2,655
Depreciation and amortization..........        13,975      14,428      14,372
(Gain)/loss on sale of assets..........            99          14        (726)
Impairment expense.....................           --          --          396
Other expense, net.....................        19,586      19,263      16,994
                                             ---------   ---------   ---------
  Total other costs and expenses.......        38,587      45,360      38,269
                                             ---------   ---------   ---------
LOSS BEFORE MINORITY INTEREST..........       (12,062)    (13,406)    (14,167)

Minority interest......................        (1,311)     (1,486)       (870)
                                             ---------   ---------   ---------
NET LOSS...............................      $(13,373)   $(14,892)   $(15,037)
                                             =========   =========   =========

                                                     February 29/28,
                                                    2000        1999
                                                   ------      ------
      Property and Equipment
        Biloxi Properties.....................   $ 54,638    $ 49,251
        Davenport Properties..................     22,873      24,239
        St. Louis Properties..................     36,496      39,624
                                                 ---------   ---------
           Gaming and ancillary operations....    114,007     113,114
        Leasing Operations....................     25,685      28,572
                                                 ---------   ---------
          Operations' Assets..................    139,692     141,686
        Corporate Assets......................         54          88
        Development Assets....................      2,744         966
                                                 ---------   ---------
            Net Property and Equipment........   $142,490    $142,740
                                                 =========   =========

                                               Years Ended February 29/28,
                                                    2000        1999
                                                   ------      ------
      Additions to Property and Equipment:
        Biloxi Properties.....................   $  8,300    $  2,355
        Davenport Properties..................      2,943       1,883
        St. Louis Properties..................      1,533       1,871
                                                 ---------   ---------
           Gaming and ancillary operations....     12,776       6,109
        Leasing Operations....................        --        1,103
                                                 ---------   ---------
          Operations' Assets..................     12,776       7,212
        Corporate Assets......................          8          44
        Development Assets....................      1,778         966
                                                 ---------   ---------
                                                 $ 14,562    $  8,222
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

  Transactions with such related parties are summarized as follows:

                 Description               2000      1999      1998
                -------------             ------    ------    ------
        Rent..........................    $    4    $    3    $1,322
        Purchase price indemnification       226        --       --
        Other products and services...       --          7       196

  Mr. Connelly formerly owned 100% of President Mississippi. Mr. Connelly transferred all of the capital stock of President Mississippi to the Company at the closing of the Company's initial public offering in return for 261,022 shares of PCI Common Stock, a distribution of $4,253 representing cash advanced by Mr. Connelly to President Mississippi, and a tax distribution equal to 37% of President Mississippi S corporation's taxable income from formation to date of reorganization. The Company agreed to indemnify Mr. Connelly against any future income tax liability arising as a result of income tax audit adjustments for the period prior to the reorganization. The Internal Revenue Service subsequently audited said period. During fiscal 2000, the Company reimbursed Mr. Connelly $226 for the income tax liability, and related interest, which resulted from the audit.

  The Company, Mr. Connelly and certain other parties were defendants in litigation involving the Broadwater Property. During February 1995, the

Company and other parties entered into a settlement agreement pursuant to which all claims in such litigation were dismissed with prejudice. In connection with the settlement, in February 1995, the Company entered into a loan agreement with BH for principal amount of $1,000 to fund the first of four payments for the litigation settlement. In February 1996, the Company entered a second loan agreement with BH for principal amount of $1,000 to fund the third installment of the settlement. In conjunction with the purchase of the Broadwater Property in July 1997, the principal was redeemed (see Note 3). Interest earned on such related party borrowings was $103 for the year ended February 28, 1998.

  Mr. Connelly has guaranteed debt of the Company totaling $3,000 and $3,400 as of February 29/28, 2000 and 1999.

16. RELOCATION OF THE "ADMIRAL"

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral," approximately 1,000 feet north from its current location on the Mississippi River. It is anticipated that the new location will enhance access to the casino, provide better parking and be less susceptible to flooding.

  The aggregate cost to relocate the "Admiral" and construct ancillary facilities is expected to be approximately $7,900. Under the terms of the proposed agreement, the City will fund $3,000 of the relocation costs, $2,400 of which will be financed through bank debt. The Company will pay for the remaining costs. Under the terms of the agreement, the Company has placed $500 in escrow to be used to fund a portion of these costs. It is anticipated that the City will repay the $2,400 in debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed completion of the project and repayment of the $2,400 bank debt if the City fails to pay the obligation. Construction has begun and the move is expected to occur during the fall of 2000, subject to certain approvals, weather conditions and timely construction. The Company expects to fund this project from operating cash flow (see Note 1).

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

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company incurred costs of $2,708 to repair the vessel, replace boarding ramps and prepare the "Admiral" to reopen. Insurance deductibles related to the hull and business interruption claims totaled $1,120. The Company received insurance proceeds of $4,442 in fiscal year 1999. The Company recorded $3,765 as "Retail and Other" revenue related to its business interruption claim and for expenses incurred to repair the vessel. Additionally, an involuntary conversion gain of $332 was recognized and included in "(Gain)/loss on sale of property and equipment" to the extent insurance proceeds exceeded the net book value of the destroyed assets. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner, there can be no guarantee that the Company will be successful in recovering such costs.

  The Company suspended its Biloxi gaming operations from September 25, 1998 until October 1, 1998 due to Hurricane Georges. The casino sustained wind and water damage from the storm as well as disruption of operations. The Company recorded $171 and $199 in "Retail and Other" revenue for the years ended February 29/28, 2000 and 1999, respectively, to reflect business insurance proceeds in excess of the $300 business interruption deductible.

18. SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts and long-term assets and liabilities are as follows:

                                                  2000       1999       1998
                                                 ------     ------     ------
  Changes in working capital accounts:
    Receivables, net........................... $ 1,187    $  (924)   $  (706)
    Receivables from related parties...........     --         --           6
    Inventories................................     120         36       (261)
    Prepaid expenses and other current assets..     125        704       (935)
    Accounts payable...........................     961       (799)     1,393
    Accrued payroll and benefits...............    (332)       352        287
    Other accrued expenses.....................    (183)    (3,831)     2,665
    Income taxes receivable/payable............     --         --        (183)
    Due to related parties.....................     --         --         (50)
                                                --------   --------   --------
      Net change in working capital accounts... $ 1,878    $(4,462)   $ 2,399
                                                ========   ========   ========
  Changes in long-term asset
    and liability accounts:
    Other non-current assets................... $   294    $   231    $  (446)
    Other liabilities..........................     --         --         --
                                                --------   --------   --------
      Net change in long-term asset
        and liability accounts................. $   294    $   231    $  (446)
                                                ========   ========   ========

  Supplemental schedule of noncash investing and financing activities:

  Year Ended February 29, 2000 -- The Company acquired "President Casino-Broadwater" for $1,000 in cash and $5,393 in debt. The Company acquired $981 of gaming equipment financed through non-interest bearing short-term notes.

  Year Ended February 28, 1999 -- The Company repurchased $25,000 of its

Senior Exchange Notes. The repurchase was funded by the issuance of $25,000 of new 12% notes due September 15, 2001. A deferred gain of $1,250 was recorded as a result of this transaction, which is being amortized over the life of the notes.

  Year Ended February 28, 1998 -- As discussed in Note 12, the Company issued $10,000 Class B Unit of PBLLC. In conjunction with the purchase of the Broadwater Property, the Company redeemed $2,016 in debt owed to the Company by Mr. Connelly and made a non-cash reimbursement of $53 to Mr. Connelly in conjunction with the closing of the transaction and minority interest amounts due. The Company also acquired $156 of assets under capital lease obligations.

  During fiscal years 2000, 1999 and 1998, the Company paid no income taxes. Interest paid by the Company, net of amounts capitalized, was $15,993, $17,226 and $15,324 for the years ended February 29/28, 2000, 1999 and 1998, respectively.

 19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 2000 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 29
                                    --------   ---------  ---------  ---------
Net operating revenues...........   $ 54,355   $ 52,703   $ 50,231   $ 47,260

Operating income (loss)..........      4,103      3,692      1,223     (1,494)
Loss before income tax
  and minority interest..........       (644)    (1,077)    (3,840)    (6,501)
Net loss.........................       (976)    (1,436)    (4,172)    (6,789)
                                    =========  =========  =========  =========
Basic and dilutive net
  loss per share.................    $ (0.19)   $ (0.27)   $ (0.83)   $ (1.35)
                                     ========   ========   ========   ========

                                           Fiscal 1999 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Net operating revenues...........   $ 52,023   $ 53,648   $ 50,956   $ 48,885

Operating income (loss)..........       (528)     3,879      2,774       (268)
Loss before income tax
  and minority interest..........     (5,351)      (969)    (2,059)    (5,027)
Net loss.........................     (5,720)    (1,369)    (2,414)    (5,389)
                                    =========  =========  =========  =========
Basic and dilutive net
  loss per share.................    $ (1.14)   $ (0.27)   $ (0.48)   $ (1.07)
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

  All of the Guarantors (other than TCG) are wholly-owned subsidiaries of the Company and are full joint and several guarantors of the Senior Exchange Notes (limited only to the extent necessary to insure that it does not constitute a fraudulent conveyance under applicable law). The guarantee of TCG, which is a 95%-owned partnership, is limited to the amount owed from time to time by TCG to PRC Holdings ($0 as of February 29/28, 2000 and 1999). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes and the Secured Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. Separate financial information for TCG is presented elsewhere herein.

               SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                FEBRUARY 29, 2000
                                  (in thousands)

                                      President                  Non-
Eliminating
                                    Casinos, Inc. Guarantors  Guarantors
Entries   Consolidated
                                      ---------   ---------   ----------
---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $       1   $  12,407   $     --    $
 --    $  12,408
  Restricted cash and short-term
    investments.....................         --          960       2,780
 --        3,740
  Other current assets..............       6,008       5,866         910
(7,437)      5,347
                                       ----------  ----------  ----------
----------  ----------
    Total current assets............       6,009      19,233       3,690
(7,437)     21,495
                                       ----------  ----------  ----------
----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --       99,791      42,699
 --      142,490
                                       ----------  ----------  ----------
----------  ----------
OTHER ASSETS:
  Related party notes receivable....     100,371     378,898         --
(479,269)        --
  Other assets......................       1,095         256          58
 --        1,409
                                       ----------  ----------  ----------
----------  ----------
    Total other assets..............     101,466     379,154          58
(479,269)      1,409
                                       ----------  ----------  ----------
----------  ----------
                                       $ 107,475   $ 498,178   $  46,447
$(486,706)  $ 165,394
                                       ==========  ==========  ==========
==========  ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..................   $      --    $  3,599   $     370    $
 --     $  3,969
  Other current liabilities.........       6,020      21,516       1,601
(7,437)     21,700
  Short-term debt...................         --        4,513         --
 --        4,513
  Current maturities of
    long-term debt..................     100,371       5,200      30,006
 --      135,577
  Accrued loan fee..................         --          --        5,996
 --        5,996
  Investments in subsidiaries.......       7,445         --          --
(7,445)        --
                                       ----------  ----------  ----------
----------  ----------
    Total current liabilities.......     113,836      34,828      37,973
(14,882)    171,755
                                       ----------  ----------  ----------
----------  ----------

LONG-TERM LIABILITIES:
  Notes payable and capital
   lease obligations................         --      472,109       7,160
(479,269)        --
                                       ----------  ----------  ----------
----------  ----------
    Total liabilities...............     113,836     506,937      45,133
(494,151)    171,755
                                       ----------  ----------  ----------
----------  ----------

MINORITY INTEREST...................      13,220         --          --
--        13,220

STOCKHOLDERS' EQUITY (DEFICIT)......     (19,581)     (8,759)      1,314
7,445     (19,581)
                                       ----------  ----------  ----------
----------  ----------
                                       $ 107,475   $ 498,178   $  46,447
$(486,706)  $ 165,394
                                       ==========  ==========  ==========
==========  ==========

               SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                FEBRUARY 28, 1999
                                  (in thousands)

                                      President                  Non-
Eliminating
                                    Casinos, Inc. Guarantors  Guarantors
Entries   Consolidated
                                      ---------   ---------   ----------
---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $       1   $  17,323   $    (214)  $
 --    $  17,110
  Restricted cash and short-term
    investments.....................         --          275       3,095
 --        3,370
  Other current assets..............       5,344       7,069       2,515
(8,109)      6,819
                                       ----------  ----------  ----------
----------  ----------
    Total current assets............       5,345      24,667       5,396
(8,109)     27,299
                                       ----------  ----------  ----------
----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --       99,857      42,883
 --      142,740
                                       ----------  ----------  ----------
----------  ----------
OTHER ASSETS:
  Related party notes receivable....     100,556     348,532         --
(449,088)        --
  Investments in subsidiaries.......       4,217         --          --
(4,217)        --
  Other assets......................       2,011         492         202
 --        2,705
                                       ----------  ----------  ----------
----------  ----------
    Total other assets..............     106,784     349,024         202
(453,305)      2,705
                                       ----------  ----------  ----------
----------  ----------
                                       $ 112,129   $ 473,548   $  48,481
$(461,414)  $ 172,744
                                       ==========  ==========  ==========
==========  ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..................    $      2    $  2,606    $    400    $
 --     $  3,008
  Other current liabilities.........       5,315      22,679       2,140
(7,919)     22,215
  Current maturities of
    long-term debt..................         --          590       1,486
(190)      1,886
                                       ----------  ----------  ----------
----------  ----------
    Total current liabilities.......       5,317      25,875       4,026
(8,109)     27,109
                                       ----------  ----------  ----------
----------  ----------

LONG-TERM LIABILITIES:
  Notes payable and capital
   lease obligations................     100,556     446,595      37,750
(449,088)    135,813
  Other long-term liabilities.......         --          --        3,566
 --        3,566
                                       ----------  ----------  ----------
----------  ----------
    Total liabilities...............     105,873     472,470      45,342
(457,197)    166,488
                                       ----------  ----------  ----------
----------  ----------

MINORITY INTEREST...................      12,464         --          --
 --       12,464

STOCKHOLDERS' EQUITY (DEFICIT)......      (6,208)      1,078       3,139
(4,217)     (6,208)
                                       ----------  ----------  ----------
----------  ----------
                                       $ 112,129   $ 473,548   $  48,481
$(461,414)  $ 172,744
                                       ==========  ==========  ==========
==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF
OPERATIONS
                                            (in thousands)

                                      President                  Non-
Eliminating
                                    Casinos, Inc. Guarantors  Guarantors
Entries   Consolidated
                                      ---------   ---------   ---------
----------   ---------
Year Ended February 29, 2000:
Operating revenues.................  $     --    $ 195,871   $  11,649   $
(2,971)  $ 204,549
Operating costs and expenses.......        235     189,551       9,210
(2,971)    197,025
                                     ----------  ----------  ----------
----------  ----------
  Operating income (loss)..........       (235)      5,320       2,439
--        7,524
Equity loss in consolidated
  subsidiaries.....................    (11,827)        --          --
11,827         --
Interest expense, net..............        --      (14,260)     (5,326)
--      (19,586)
                                     ----------  ----------  ----------
----------  ----------
  Loss before minority interest....    (12,602)     (8,940)     (2,887)
11,827     (12,602)
Minority interest..................     (1,311)        --          --
--       (1,311)
                                     ----------  ----------  ----------
----------  ----------
    Net loss.......................  $ (13,373)  $  (8,940)  $  (2,887)  $
11,827   $ (13,373)
                                     ==========  ==========  ==========
==========  ==========

Year Ended February 28, 1999:
Operating revenues.................  $     --    $ 196,101   $  14,344   $
(4,933)  $ 205,512
Operating costs and expenses.......        153     192,128      12,307
(4,933)    199,655
                                     ----------  ----------  ----------
----------  ----------
  Operating income (loss)..........       (153)      3,973       2,037
--        5,857
Equity loss in consolidated
  subsidiaries.....................    (13,253)        --          --
13,253         --
Interest expense, net..............        --      (13,079)     (6,184)
--      (19,263)
                                     ----------  ----------  ----------
----------  ----------
  Loss before minority interest....    (13,406)     (9,106)     (4,147)
13,253     (13,406)
Minority interest..................     (1,486)        --          --
--       (1,486)
                                     ----------  ----------  ----------
----------  ----------
    Net loss.......................  $ (14,892)  $  (9,106)  $  (4,147)  $
13,253   $ (14,892)
                                     ==========  ==========  ==========
==========  ==========

Year Ended February 28, 1998:
Operating revenues.................  $     --    $ 182,475   $  10,435   $
(5,375)  $ 187,535
Operating costs and expenses.......         95     180,668       9,320
(5,375)    184,708
                                     ----------  ----------  ----------
----------  ----------
  Operating income (loss)..........        (95)      1,807       1,115
--        2,827
Equity loss in consolidated
  subsidiaries.....................    (14,072)        --          --
14,072        --
Interest expense, net..............        --      (13,321)     (3,673)
--      (16,994)
                                     ----------  ----------  ----------
----------  ----------
  Loss before minority interest....    (14,167)    (11,514)     (2,558)
14,072     (14,167)
Minority interest..................       (870)        --          --
--         (870)
                                     ----------  ----------  ----------
----------  ----------
    Net loss.......................  $ (15,037)  $ (11,514)  $  (2,558)  $
14,072   $ (15,037)
                                     ==========  ==========  ==========
==========  ==========


                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH
FLOWS
                                  YEAR ENDED FEBRUARY 29, 2000
                                        (in thousands)

                                      President                  Non-
Eliminating
                                    Casinos, Inc. Guarantors  Guarantors
Entries   Consolidated
                                      ---------   ---------   ----------
----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(13,373)   $ (8,940)   $ (2,887)   $
11,827    $(13,373)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......       --       13,278         697
--       13,975
  Gain on sale of fixed assets.......       --           99         --
--           99
  Equity loss in consolidated
    subsidiaries.....................    11,827         --          --
(11,827)        --
  Minority interest..................     1,311         --          --
--        1,311
  Amortization of deferred
    financing fees and discount......       708           5       2,574
--        3,287
  Changes in assets and liabilities..       765       2,311        (904)
--        2,172
                                       ---------   ---------   ---------
---------   ---------
    Net cash provided by (used in)
      operating activities...........     1,238       6,753        (520)
--        7,471
                                       ---------   ---------   ---------
---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (7,096)     (1,092)
--       (8,188)
  Proceeds from the sale of property.       --          159         --
--          159
  Change in restricted cash..........       --          --          315
--          315
  Purchase of short-term investments.       --         (685)        --
--         (685)
  Minority interest..................      (555)        --          --
--         (555)
  Investment in subsidiaries.........      (165)        --          --
165         --
                                       ---------   ---------   ---------
---------   ---------
    Net cash provided by (used in)
      investing activities...........      (720)     (7,622)       (777)
165      (8,954)
                                       ---------   ---------   ---------
---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable........       --          319         --
--          319
  Repayment of notes payable.........       --       (2,632)        --
--       (2,632)
  Payments on capital
    lease obligations................       --          --         (906)
--         (906)
  Change in intercompany accounts....      (518)         83         435
--          --
  Capital contributions..............       --       (1,818)      1,983
(165)        --
                                       ---------   ---------   ---------
---------   ---------
    Net cash provided by (used in)
      financing activities...........      (518)     (4,048)      1,512
(165)     (3,219)
                                       ---------   ---------   ---------
---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............       --       (4,917)        215
--       (4,702)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      17,324        (215)
--       17,110
                                       ---------   ---------   ---------
---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 12,407    $    --     $
--     $ 12,408
                                       =========   =========   =========
=========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH
FLOWS
                                  YEAR ENDED FEBRUARY 28, 1999
                                        (in thousands)

                                      President                  Non-
Eliminating
                                    Casinos, Inc. Guarantors  Guarantors
Entries   Consolidated
                                      ---------   ---------   ----------
----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(14,892)   $ (9,591)   $ (5,148)   $
14,739    $(14,892)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......       --       13,339       1,089
--       14,428
  Gain on sale of fixed assets.......       --           14         --
--           14
  Lease amortization.................       --        2,190         --
--        2,190
  Equity loss in consolidated
    subsidiaries.....................    13,253         --          --
(13,253)        --
  Minority interest..................     1,486         485       1,001
(1,486)      1,486
  Amortization of deferred
    financing fees and discount......       953           6       2,409
--        3,368
  Changes in assets and liabilities..    (1,505)        825      (3,551)
--       (4,231)
                                       ---------   ---------   ---------
---------   ---------
    Net cash provided by (used in)
      operating activities...........      (705)      7,268      (4,200)
--        2,363
                                       ---------   ---------   ---------
---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (7,066)     (1,156)
--       (8,222)
  Proceeds from the sale of property.       --          106         --
--          106
  Change in restricted cash..........       --          --        1,259
--        1,259
  Purchase of lease options..........       --         (856)        --
--         (856)
  Maturity of short-term investments.       --        2,347         --
--        2,347
  Investment in subsidiaries.........       187         --          --
(187)        --
                                       ---------   ---------   ---------
---------   ---------
    Net cash provided by (used in)
      investing activities...........       187      (5,469)        103
(187)     (5,366)
                                       ---------   ---------   ---------
---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable........    25,000         --          --
--       25,000
  Repayment of notes payable.........   (23,750)       (400)        --
--      (24,150)
  Payments on capital
    lease obligations................       --          --          (15)
--          (15)
  Change in intercompany accounts....      (732)     (3,165)      3,897
--          --
  Capital distributions..............       --         (187)        --
187         --
                                       ---------   ---------   ---------
---------   ---------
    Net cash provided by (used in)
      financing activities...........       518      (3,752)      3,882
187         835
                                       ---------   ---------   ---------
---------   ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS...............       --       (1,953)       (215)
--       (2,168)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      19,277         --
--       19,278
                                       ---------   ---------   ---------
---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 17,324    $   (215)   $
--     $ 17,110
                                       =========   =========   =========
=========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH
FLOWS
                                  YEAR ENDED FEBRUARY 28, 1998
                                        (in thousands)
                                      President                  Non-
Eliminating
                                    Casinos, Inc. Guarantors  Guarantors
Entries   Consolidated
                                      ---------   ---------   ----------
----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(15,037)   $(11,799)   $ (3,143)   $
14,942    $(15,037)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......       --       13,569         803
--       14,372
  Gain on sale of fixed assets.......       --         (722)         (4)
--         (726)
  Impairment of long-lived assets....       --          396         --
--          396
  Lease amortization.................       --        1,917         --
--        1,917
  Equity (income) loss in
    consolidated subsidiaries........    14,072         --          --
(14,072)        --
  Minority interest..................       870         285         585
(870)        870
  Amortization of deferred
    financing fees and discount......     1,039           9       1,386
--        2,434
  Changes in assets and liabilities..      (321)      2,308         (34)
--        1,953
                                       ---------   ---------   ---------
---------   ---------
    Net cash provided by (used in)
      operating activities...........       623       5,963        (407)
--        6,179
                                       ---------   ---------   ---------
---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (5,557)    (29,882)
--      (35,439)
  Proceeds from the sale of property.       --        1,520          81
--        1,601
  Change in restricted cash..........       --          --       (4,354)
--       (4,354)
  Purchase of lease options..........       --       (1,325)        --
--       (1,325)
  Purchase of short-term investments.       --       (2,022)        --
--       (2,022)
  Investment in subsidiaries.........      (519)       (104)        --
623         --
  Minority interest..................      (104)        --         (208)
208        (104)
                                       ---------   ---------   ---------
---------   ---------
    Net cash used in
      investing activities...........      (623)     (7,488)    (34,363)
831     (41,643)
                                       ---------   ---------   ---------
---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable........       --          --       30,000
--       30,000
  Repayment of notes payable.........       --         (400)        --
--         (400)
  Proceeds from capital lease refund.       --          --          108
--          108
  Payments on capital
    lease obligations................       --          --          (81)
--          (81)
  Change in intercompany accounts....       --       (4,431)      4,639
(208)        --
  Capital contributions..............       --          519         104
(623)        --
                                       ---------   ---------   ---------
---------   ---------
    Net cash provided by (used in)
      financing activities...........       --       (4,312)     34,770
(831)     29,627
                                       ---------   ---------   ---------
---------   ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS...............       --       (5,837)        --
--       (5,837)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      25,114         --
--       25,115
                                       ---------   ---------   ---------
---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 19,277    $    --     $
--     $ 19,278
                                       =========   =========   =========
=========   =========

                            PRESIDENT CASINOS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
            For the Years Ended February 29/28, 2000, 1999 and 1998
                                (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and
     Balance at
        Description                            of Year      Expenses
Deductions   End of Year
        -----------                           ---------    ----------
---------    ---------
Allowance for Doubtful Accounts Receivable:

Year ended February 29, 2000...............    $   357      $   364      $
(390)(a)  $   331

Year ended February 28, 1999...............        382          348
(273)(a)      357

Year ended February 28, 1998...............        393          268
(279)(a)      382

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 29, 2000...............     52,828        5,086 (b)
--        57,914

Year ended February 28, 1999...............     44,447        8,381 (b)
--        52,828

Year ended February 28, 1998...............     38,468        5,979 (b)
--        44,447

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b)  Recognition criteria under SFAS No. 109 not satisfied.

INDEPENDENT AUDITORS' REPORT


To the Partners
The Connelly Group, L.P.:

We have audited the accompanying balance sheets of The Connelly Group, L.P., a limited partnership, (the "Partnership") (a 95% owned subsidiary of President Casinos, Inc., see Note 1) as of February 29, 2000 and February 28, 1999 and the related statements of operations, partners' preferred redeemable capital and general capital, and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, President Casinos Inc. ("PCI") is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations which raises substantial doubt about PCI's ability to continue as a going concern. PCI management's plan in regard to these matters is also described in Note 1.



DELOITTE & TOUCHE LLP
May 17, 2000

                          THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)

                                                        Feb. 29,    Feb. 28,
                                                          2000        1999
                                                         ------      ------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................      $  3,465     $ 7,192
  Receivables (net of allowance for doubtful
    accounts of $84 and $65).....................            65          21
  Receivables from related parties...............           --            5
  Inventories....................................           548         658
  Prepaid expenses and other current assets......           274         270
                                                       ---------   ---------
    Total current assets.........................         4,352       8,146
                                                       ---------   ---------
PROPERTY AND EQUIPMENT, NET......................        18,074      19,719
                                                       ---------   ---------
OTHER ASSETS.....................................           171         295
                                                       ---------   ---------
                                                       $ 22,597    $ 28,160
                                                       =========   =========
LIABILITIES, PARTNERS' PREFERRED REDEEMABLE
  CAPITAL AND GENERAL CAPITAL

CURRENT LIABILITIES:
  Accounts payable...............................       $    501    $    422
  Accrued payroll and benefits...................          1,525       1,835
  Other accrued expenses.........................          2,666       2,738
  Due to related parties.........................            953         312
  Short-term debt................................            547          --
  Current portion of long-term debt..............          2,200          --
                                                        ---------   ---------
    Total current liabilities....................          8,392       5,307
                                                        ---------   ---------
LONG-TERM DEBT:
  Notes payable..................................            --        2,251
                                                        ---------   ---------
      Total liabilities..........................          8,392       7,558
                                                        ---------   ---------
COMMITMENTS AND CONTINGENT LIABILITIES...........            --          --

PARTNERS' GENERAL CAPITAL........................         14,205      20,602
                                                        ---------   ---------
                                                        $ 22,597    $ 28,160
                                                        =========   =========
See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                Years Ended February 29/28,
                                               2000        1999        1998
                                              ------      ------      ------
OPERATING REVENUES:
Gaming.................................      $ 71,221    $ 71,549    $ 67,210
Food and beverage......................         6,145       5,646       5,416
Retail and other.......................           872         826         721
Less promotional allowances............        (4,759)     (3,644)     (3,481)
                                             ---------   ---------   ---------
  Total operating revenues.............        73,479      74,377      69,866
                                             ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...............        43,771      41,139      38,980
Food and beverage......................         3,384       3,201       3,019
Retail and other.......................           414         516         438
Selling, general and administrative....        13,278      12,859      12,580
Depreciation and amortization..........         3,999       4,296       4,267
Management fees to related parties.....         3,770       2,997       2,814
                                             ---------   ---------   ---------
  Total operating costs and expenses...        68,616      65,008      62,098
                                             ---------   ---------   ---------

OPERATING INCOME.......................         4,863       9,369       7,768
                                             ---------   ---------   ---------
OTHER INCOME (EXPENSE):
Interest income........................            38         120         135
Interest expense (related party
  interest expense of $0, $0 and
  $62).................................          (198)       (200)       (376)
                                             ---------   ---------   ---------
  Total other expense..................          (160)        (80)       (241)
                                             ---------   ---------   ---------
NET INCOME............... .............      $  4,703    $  9,289    $  7,527
                                             =========   =========   =========
See Notes to Financial Statements.

                                      THE CONNELLY GROUP, L.P.
                       STATEMENTS OF PARTNERS' PREFERRED REDEEMABLE CAPITAL
                                        AND GENERAL CAPITAL
                                           (in thousands)

                                                               Partners'
General Capital

--------------------------------------
-
                                             Partner's      Limited
General        Total
                                             Preferred     Partner's
Partner's
Partners'
                                             Redeemable     General
General       General
                                              Capital       Capital
Capital       Capital
                                             ---------     ---------
---------     --------
-
Years Ended February 28/29, 1998,
 1999 and 2000:

Balance as of March 1, 1997...........      $ 14,494      $    265      $
5,919      $  6,184

Capital distributions.................        (3,315)          --
--            --
Net income allocated..................         1,821           285
5,421         5,706
                                            ---------     ---------
---------     ---------
Balance as of February 28, 1998.......        13,000           550
11,340        11,890

Capital distributions.................       (13,577)          --
--            --
Net income allocated..................           577           483
8,229         8,712
                                            ---------     ---------
---------     ---------
Balance as of February 28, 1999.......           --          1,033
19,569        20,602

Capital distributions.................           --           (555)
(10,545)      (11,100)
Net income allocated..................           --            235
4,468         4,703
                                            ---------     ---------
---------     ---------
Balance as of February 29, 2000.......      $    --       $    713      $
13,492      $ 14,205
                                            =========     =========
=========     =========

See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)
                                                Years Ended February 29/28,
                                               2000        1999        1998
                                              ------      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................   $  4,703    $  9,289    $  7,527
Adjustments to reconcile net income to
  net cash provided by
  operating activities:
    Depreciation and amortization.........      3,999       4,296       4,267
    Loss on disposal of
      property and equipment..............         17         --           35
    Changes in assets and liabilities:
      Receivables, net....................        (44)        234         (46)
      Receivables from related parties....          5         445        (442)
      Inventories.........................        110         (30)       (126)
      Prepaid expenses....................         (4)         17          64
      Other non-current assets............        124         138         140
      Accounts payable....................         79        (266)        130
      Accrued payroll and benefits........       (310)         20         145
      Other accrued expenses..............        (72)         86        (393)
      Due to related parties..............        641          76         (28)
                                             ---------   ---------   ---------
Net cash provided by operating activities.      9,248      14,305      11,273
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment
   ($101, $0 and $68 to related parties)..     (1,396)     (1,257)     (2,525)
  Proceeds from sales of property and
    equipment.............................          6          --           5
                                             ---------   ---------   ---------
Net cash used in investing activities.....     (1,390)     (1,257)     (2,520)
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable..............        319         --          --
  Payments on note payable................       (804)        --          --
  Capital distributions...................    (11,100)    (13,706)     (5,071)
  Repayment of advances and subordinated
   debt from related parties..............        --          --       (4,329)
                                             ---------   ---------   ---------
Net cash used in financing activities.....    (11,585)    (13,706)     (9,400)
                                             ---------   ---------   ---------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS........................     (3,727)       (658)       (647)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR......................      7,192       7,850       8,497
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $  3,465    $  7,192    $  7,850
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

  In December 1992, all preferred and general capital interests, except a limited partner's general capital interest of 5%, were contributed by the general partners to a newly formed corporation, President Casinos, Inc. ("PCI") in exchange for common stock of PCI. PCI subsequently transferred its ownership interest in the Partnership to a wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC-Iowa"). PCI and its affiliates are engaged in the business of owning, operating, managing and developing entertainment oriented operations with its primary focus on riverboat gaming.

  PCI is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. As a result, PCI was unable to pay the required interest payment of $6,375 on March 15, 2000 with respect to the $75,000 Senior Exchange Notes and $25,000 Secured Notes and with the lapse of the thirty day grace period, PCI is considered in default on such notes. Accordingly, there is substantial doubt about PCI's ability to continue as a going concern. The Partnership, along with certain wholly-owned subsidiaries of PCI, has guaranteed on a senior subordinated basis certain debt of PCI.
The Partnership's guarantee is limited to the amount owed from time to time by the Partnership to a subsidiary of PCI. The Partnership had no indebtedness to the subsidiary of PCI in either of the fiscal years ended February 29/28, 2000 or 1999.

  PCI management is pursuing various strategic financing alternatives in order to fund these obligations. PCI is working with recognized financial advisors in the gaming industry to pursue various alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of assets. PCI's continued existence is dependent on its ability to restructure successfully, refinance its debt or sell/charter assets, including its investment in the Partnership, on a timely basis under acceptable terms and conditions.

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

                                         2000       1999       1998
                                        ------     ------     ------
          Food and beverage.........   $ 2,338    $ 1,813    $ 1,630
          Other.....................        62         63         55

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

  Self-Insurance -- The Partnership was partially self-insured for both employee and third party liability costs through April 1999. Effective May 1999, the Partnership became fully insured for workers compensation claims. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not reported.

  Recently Issued Accounting Standards -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, after being amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Partnership is currently evaluating the impact this statement will have on the financial statements, but management believes it will not materially impact the Partnership as the Partnership does not engage in hedging activities or utilize derivative instruments.

  Use of Management Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Recoverability of Long-Lived Assets to be Held and Used in the Business -- The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Partnership considers a history of operating losses or a change in the Partnership's intended use of the asset to be primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets (the "Asset"). The Partnership deems the Asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the Asset, including disposal value if any, is less than its carrying amount. If the Asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Asset exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

  Reclassifications -- Certain amounts for fiscal 1999 and 1998 have been reclassified to conform with fiscal 2000 financial statement presentation.

2.  PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                    2000       1999
                                                   ------     ------
          Riverboat, barges and improvements...   $ 19,502   $ 19,459
          Leasehold improvements...............      7,770      7,759
          Furnishings and equipment............     18,149     16,455
          Construction in progress.............        175         28
                                                  ---------  ---------
                                                    45,596     43,701
            Accumulated depreciation
              and amortization.................    (27,522)   (23,982)
                                                  ---------  ---------
          Property and equipment, net .........   $ 18,074   $ 19,719
                                                  =========  =========

3.  NOTES PAYABLE

Short-Term Debt

  The Partnership purchased various gaming equipment on payment terms ranging from three to twelve months. The terms are non-interest bearing and payments are generally due monthly. The notes are collateralized with gaming equipment with a net book value of $904 as of February 29, 2000.

Current Portion of Long-Term Debt

  Current portion of long-term debt consists of a bank line of credit bearing interest at prime plus 0.5% (combined rate of 9.0% as of February 29, 2000). The line of credit is collateralized by a first mortgage on a boat and first mortgages on real property with net book values of $5,949 and $3,937, respectively, as of February 29, 2000, various personal property and an assignment of various contracts. The real property consists of assets of the Blackhawk Hotel which is a subsidiary of PCI. As of February 29, 2000, the line of credit was $2,700, of which $500 was available. The line of credit reduces to $1,800 as of March 31, 2000 and terminates in September 2000. The line of credit also limits additional borrowings without the lender's prior consent.

4.  OPERATING LEASES

  The Partnership leases various office facilities, parking lots, equipment and levee property. The levee lease and its associated parking lot lease expire in 2015 and a second parking lot lease expires in 2002 with a fifteen-year renewal option. The various other leases are for periods of 24 to 60 months. Future minimum lease commitments under these noncancellable long-term operating leases consisted of the following:

                  Years Ending February 28/29:
                  2001.......................  $    825
                  2002.......................       719
                  2003.......................       515
                  2004.......................       239
                  2005.......................       248
                  Thereafter.................     3,129
                                               ---------
                    Total....................  $  5,675
                                               =========

  Rental expense incurred under operating leases was $2,960, $1,984 and $1,440 for the years ended February 29/28, 2000, 1999 and 1998, respectively.

5.  EMPLOYEE BENEFIT PLAN

  The Partnership participates in an employee savings plan sponsored by PCI, which covers all full-time employees. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Partnership. The expense applicable for the Partnership's contribution to the savings plan was $154, $145 and $141 for the years ended February 29/28, 2000, 1999 and 1998, respectively.

6.  PARTNER'S PREFERRED REDEEMABLE CAPITAL

  The preferred redeemable capital was originally recorded at the historical cost of assets and advances contributed by the partners which were entities under common control and such carrying value was less than the stated value of the preferred capital as set forth in the partnership agreement. The Partnership accrued the difference between the recorded value and stated value each year to the extent of available net income. The preferred redeemable capital had cumulative distribution rights of 13% on the stated value which were accrued as of February 28, 1998. During fiscal year 1999, the Partnership distributed $13,577 to fully redeem the partner's preferred capital.

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

8.  RELATED PARTY TRANSACTIONS

  The Partnership is related to other entities through common ownership by its partners or principal officers. The Partnership purchased various services and purchased property and equipment from such related parties. The amounts charged were based on specific identification of the products or services provided. In addition, the Partnership entered into a management advisory agreement with the general partner for advisory services related to gaming and riverboat operations. The agreement provides for management fees based on a percentage of revenues. Transactions with such related parties consisted of the following:

                                         2000       1999       1998
                                        ------     ------     ------
        Management fees............    $ 3,770    $ 2,997    $ 2,814
        Property and equipment.....        101        --          68
        Hotel, retail and other....        678        308        456
        Interest...................        --         --          62

9.  COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

  The Partnership is a party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these matters will not have a material adverse effect upon the Partnership's financial position or results of operations.

Agreement with the City Of Davenport

  The Partnership and the City of Davenport (the "City") are parties to an
                                    F-53
agreement, which provides, among other things, for the following:

  Boarding Fees -- The Partnership, pursuant to Chapter 99F of the Iowa Code and an ordinance enacted by the City, is required to pay the City an annual minimum fee equal to the greater of $559 or 50 cents per passenger boarding the "President".

  Docking Fees -- The Partnership is required to make docking fee payments to the City. The Partnership has guaranteed the City an annual lump sum payment of a base amount plus a per passenger payment for each passenger in excess of 1,117,579 passengers during the period April 1 to March 31. Such base and per passenger amounts for the periods ended March 31, 2000, 1999 and 1998 were $147, $141 and $136, and 13.2 cents, 12.7 cents and 12.2 cents, respectively. Both base and per passenger amounts are subject to an annual increase of 4.0%. The Partnership is required to prepay such docking fees for the following twelve month period.

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

Hull Inspection

  The "President" must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. These requirements set limits on the operation of the vessel and require that the vessel be operated by a minimum complement of licensed personnel. Loss of the vessel's Certificate of Inspection would preclude its use as a cruising riverboat, and as such, would preclude its use as a casino. Every five years, the "President" must be dry-docked for an inspection of the hull resulting in a loss of service. Any such loss of service may have an adverse effect on the Partnership. During the period November 13, 1995 through April 1, 1996, the "President" underwent a $4,000 refurbishment and its Coast Guard hull inspection. During that period the "President" was temporarily replaced with a smaller vessel owned by PCI, "President Casino-Mississippi." The "President" must undergo its next hull inspection by March 2001. While the "President Casino-Mississippi" is again available to temporarily replace the "President" during its next hull inspection, the Partnership is contemplating alternatives, not limited to leasing or purchasing a new vessel.

Operator's Contract

  The Partnership and the Riverboat Development Authority (the "Authority"), an Iowa non-profit corporation, entered into an operator's contract on December 28, 1989, which enables the Partnership to be the operator of an excursion gambling boat pursuant to the rules and regulations of the Iowa Racing and Gaming Commission ("IRGC"). This contract was last amended on March 1, 1998. The contract, as amended, requires the Partnership to make payments of $28 weekly and an amount equal to one dollar and fifty cents for each admission in excess of 1,117,579 admissions for the period April 1 through March 31 of each year. The Partnership is also required to pay an annual payment of 2% of adjusted gaming receipts in excess of $34,000 for each of the Authority's fiscal years commencing July 1. The current contract expires February 28, 2002. In accordance with the terms of the operator's contract, the Partnership recorded expenses of $2,917, $3,097 and $2,951 for the fiscal years ended February 29/28, 2000, 1999 and 1998, respectively.

Gaming Referendum

  A proposition to extend the referendum approving riverboat gaming operations in Scott County, Iowa, must be submitted to the county electorate at the general election held in calendar year 2002, and the general election held at each subsequent eight-year interval.

Other

  A National Gambling Impact Study Commission (the "National Commission") has been established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the National Commission issued a final report of its findings and conclusions, together with recommendations for legislature and administrative actions. Below are some of those recommendations:

     Legal gaming should be restrictive to those at least 21 years of age;
     Betting on college and amateur sports should be banned;
     The introduction of casino-style gambling at pari-mutual racing facilities for the primary purpose of saving the pari-mutual facility should be prohibited;
     The types of gaming activities allowed by Indian tribes within a given state should not be inconsistent with the gaming activities allowed to other persons in that state; and
     State, local and tribal governments should recognize that casino gaming provides economic development, particularly for economically depressed areas. The National Commission differentiated casino gaming from stand-alone slot machines (i.e. in convenience stores), Internet gaming and lotteries which the National Commission stated do not provide the same economic development.

  Any additional regulation of the gaming industry which may result from the National Commission's report may have an adverse effect on the gaming industry, including the Partnership.

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Partnership must submit detailed financial, operating and other reports to the state gaming commission, which has broad powers to suspend or revoke licenses. In addition, substantially all of the Partnership's material transactions are subject to review and/or approval by the various regulatory bodies.

10.  SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURES

  Supplemental schedule of noncash investing and financing activities:

  Years ended February 29, 2000 -- The Partnership acquired $981 of gaming equipment financed through non-interest bearing short-term notes.

  Years ended February 28, 1999 and 1998 -- No material noncash investing and financing activities occurred.

  Interest paid by the Partnership was $192, $202 and $420 for the years ended February 29/28, 2000, 1999 and 1998, respectively.

11. RECONCILIATION OF GAMING REVENUE REPORTED ON THE STATEMENTS OF OPERATIONS TO NET WIN REPORTED TO THE IRGC

                                            2000         1999        1998
                                           ------       ------      ------
    Gaming revenue reported on
      the Statements of Operations.....   $ 71,221    $ 71,549    $ 67,210
    Change in progressive
      liability (1)....................         21         154        (528)
    Change in slot hopper
      inventory (2)....................        --          --          (55)
                                          ---------   ---------   ---------
        Net win reported to IRGC.......   $ 71,242    $ 71,703    $ 66,627
                                          =========   =========   =========


(1) In accordance with industry practice, the Partnership accrues a liability for progressive jackpots and reduces gaming revenue by an equal amount. This adjustment is necessary to reconcile gaming revenue reported on an accrual basis on the Statements of Operations to net win reported on a cash basis to the IRGC.

(2) In accordance with the request of the IRGC, the total slot machine hopper inventory level was determined by actual counts performed on a test basis. The estimated change from the initial inventory level was accrued as a reduction of gaming revenue. No such requests were made for fiscal years 1999 and 2000.

                              THE CONNELLY GROUP, L.P.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended February 29/28, 2000, 1999 and 1998
                                  (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                               Beginning    Costs and
      Balance at
        Description                            of Year      Expenses
Deductions   End of Year
        -----------                           ---------    ----------
----------   -----------
Allowance for Doubtful Accounts Receivable:

Year ended February 29, 2000...............    $   65        $ 120       $
(101)(a)    $   84

Year ended February 28, 1999...............       119          148
(202)(a)        65

Year ended February 28, 1998...............       195           67
(143)(a)       119

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX
  Exhibits
   3.1      Articles of Incorporation of the Company, as amended. (19)
   3.2      By-Laws of the Company, as amended. (16)
   4.1      Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S.
            Trust"). (6)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.2    Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.3    Warrant Agreement dated as of August 26, 1994, by and between the
            Company and U.S. Trust. (6)
   4.1.4    Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in
            favor of U.S. Trust, as collateral agent. (6)
   4.2      Rights Agreement, dated as of November 20, 1997, between the
            Company and ChaseMellon Shareholder Services, LLC. (20)
   4.3      Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc.
            ("President Iowa"), President Riverboat Casino-Missouri, Inc.
            ("President Missouri"), The President Riverboat Casino-
            Mississippi, Inc. ("President Mississippi"), TCG/Blackhawk, Inc.
            ("Blackhawk"), P.R.C.-Louisiana, Inc., President Riverboat Casino-
            New York, Inc. ("President New York"), President Casino New
            Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC
            Management"), PRCX Corporation, President Riverboat Casino-
            Philadelphia, Inc. ("President Philadelphia"), Vegas, Vegas, Inc.,
            and The Connelly Group, L.P. ("TCG") and each holder of the
            Company's 13% Senior Exchange Notes due 2001. (23)
   4.3.1    Indenture dated as of December 3, 1998, among The Company,
            President Iowa, President Missouri, President Mississippi,
            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President
            Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management,
            PRCX Corporation, President Philadelphia, Vegas, Vegas, Inc. and
            TCG and U.S. Trust Company of Texas, N.A. (23)
   10.1     Amended and Restated Agreement of Limited Partnership of TCG. (1)
   10.2     Agreement between the Company and John E. Connelly. (2)
   10.3     Employment Agreement dated November 4, 1992, between the Company and Mr. Connelly. (2)
   10.3.1   Amendment No. 1 to Employment Agreement dated December 15, 1994, between the Company and Mr. Connelly. (8)
   10.3.2   Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Connelly. (22)
 * 10.4     The Company's 1992 Stock Option Plan, as amended. (5)
 * 10.4.1   The Company's 1996 Amended and Restated Stock Option Plan. (13)
 * 10.4.2   The Company's 1997 Stock Option Plan. (18)
 * 10.4.3   The Company's 1999 Incentive Stock Plan. (27)
   10.5     Amended and Restated Davenport-Connelly Development Agreement
            dated November 29, 1990, between TCG and the City of Davenport,
            Iowa (the "Development Agreement"). (1)
   10.5.1   First Amendment to the Development Agreement dated August 21,
            1991.(1)

   10.5.2   Second Amendment to the Development Agreement dated April 10,
            1992. (1)
   10.6 Operator's Contract dated December 28, 1989, between the Riverboat Development Authority and TCG. (1)
   10.6.1 Amendment to Operator's Contract, dated December 29, 1993, between the Riverboat Development Authority and TCG. (5)
   10.6.2   Amendment to the Operator's Agreement dated March 1, 1998. (21)
   10. 7 Lease dated November 29, 1990, between the City of Davenport, Iowa and TCG. (1)
   10.8     Management Advisory Agreement for TCG. (1)
   10.9 Credit Agreement dated as of March 11, 1991, among TCG, Blackhawk and Firstar Bank Davenport, N.A. ("Firstar"). (1)
   10.9.1   Note dated March 11, 1991, from TCG and Blackhawk to Firstar. (1)
   10.9.2   Security Agreement dated March 11, 1991 between TCG and Firstar.
            (1)
   10.9.3 First Preferred Fleet Mortgage dated March 11, 1991, from TCG to Firstar. (1)
   10.9.4 Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents, dated March 11, 1991, by TCG to Firstar on the Landing Promenade Property. A similar mortgage has been given to Firstar by Blackhawk on the Blackhawk Hotel. (1)
   10.9.5 Amendment to Note dated March 16, 1993, from TCG and Blackhawk to Firstar. (2)
   10.9.6 Second Amendment to Note dated March 31, 1997, from TCG and Blackhawk to Firstar. (14)
   10.10 Lease Agreement dated August 7, 1986, between the City of St. Louis and St. Louis River Cruise Lines, Inc. (the "'Belle' Lease"). (1)
   10.10.1 Amended Lease Agreement dated July 16, 1990, amending the "Belle" Lease. (1)
   10.10.2 Second Amendment to Lease Agreement, effective June 19, 1992, amending the "Belle" Lease. (1)
   10.11 Lease Agreement dated December 20, 1983 between the City of St. Louis and S.S. Admiral Partners (the "'Admiral' Lease"). (1)
   10.11.1 Amendment and Assignment of Mooring Lease dated December 12, 1990, amending the "Admiral" Lease. (1)
   10.11.2 Second Amendment to Lease Agreement effective June 19, 1992, amending the "Admiral" Lease. (1)
   10.12 Promissory Note (Vessel-Term) dated July 8, 1992, from President Mississippi to Caterpillar. (3)
   10.12.1 Loan Agreement dated July 31, 1992, between President Mississippi and Caterpillar. (1)
   10.12.2 Preferred Fleet Mortgage dated July 8, 1992, between President Mississippi and Caterpillar. (1)
   10.13    Form of Indemnification Agreement for Directors and Officers. (1)
   10.14 Agreement for Purchase of Partnership Interest dated September 24, 1997, by and among Massena Management Corp., Gary A. Melius, Native American Management Corp., PRC-St. Regis, Inc. and Naussau County Native American, Inc. (21)
   10.14.1 Agreement dated September 24, 1997, by and among Massena Management LLC, Native American Management Corp., Gary A. Melius, PRC-St. Regis, Inc. and Massena Management Corp. (21)
   10.15    Lease Agreement, dated as of December 14, 1993, by and between

            Liberty Landing Associates ("Liberty Landing") and President Philadelphia.(4)
   10.15.1 First Amendment to Lease Agreement, dated July 31, 1996, by and between President Philadelphia and Liberty Landing. (12)
   10.15.2 Second Amendment to Lease Agreement, dated July 31, 1996, by and between Liberty Landing and President Philadelphia. (12)
   10.15.3 Modification to First Amendment to Lease Agreement, dated September 12, 1997, by and between Liberty Landing and President Philadelphia. (16)
   10.15.4 Assignment, dated as of December 14, 1993, pursuant to which Liberty Landing assigns, transfers and sets over unto President Philadelphia all of the rights, title and interest of Liberty Landing in, to and under that certain Master Agreement to Lease, dated September 25, 1989, by and between Philadelphia Port Corporation and Liberty Landing, as amended. (4)
   10.15.5 Letter Agreement dated May 7, 1996, by and between President Philadelphia, Liberty Landing, The Sheet Metal Workers' International Association Local Union #19, Delaware Avenue Development Corp. and Delaware-Washington Corp. (11)
   10.16 Option Agreement dated July 31, 1996, by and between Liberty Landing and President Philadelphia. (12)
   10.16.1 Modification to Option Agreement dated December 12, 1996, by and between Liberty Landing and President Philadelphia. (13)
   10.16.2  Second Modification to Option Agreement, dated September 12,
            1997, by and between Liberty Landing and President Philadelphia.
            (16)
   10.16.3  First Amendment to Corporate Guaranty dated July 31, 1996, by
            The Company. (12)
   10.16.4 Third Modification to Option Agreement, dated October 22, 1998, by and between Liberty Landing and President Philadelphia. (24)
   10.17 Charter Agreement dated February 17, 1995, by and between American Gaming & Entertainment, Ltd. ("AGEL") and the President Mississippi Charter Corporation ("Charter Corp."). (7)
   10.17.1 Subcharter Agreement dated February 17, 1995, by and between Charter Corp. and President Mississippi. (7)
   10.17.2 Collateral Assignment Agreement dated February 17, 1995, by Charter Corp. to AGEL. (7)
   10.17.3 First Amendment to Charter, dated October 30, 1998 (effective as of December 1, l997), by and between AGEL, owner, and Charter Corp., with the concurrence of the following parties: AmGam Associates ("AmGam"), American Gaming & Resorts of Mississippi, Inc. ("AGRM"), the Official Committee of the Unsecured
            Creditors of AmGam, the Official Committee of the Unsecured Creditors of AGRM, AGEL and Shamrock Holdings, Inc. (formerly known as Bennett Holdings Group, Inc.). (24)
   10.18 Employment Agreement dated March 13, 1995, by and between the Company and John S. Aylsworth. (8)
   10.18.1 Option Agreement dated March 13, 1995, by and between Mr. Aylsworth and the Company. (10)
   10.18.2 Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Aylsworth. (22)
   10.19 Promissory Note dated February 17, 1995, from BH Acquisition Corp. ("BH") to PRC Management. (10)

   10.19.1  Surety Agreement dated February 13, 1995, between Mr. Connelly and PRC Management. (10)
   10.19.2  Amended and Restated Promissory Note dated February 15, 1996, from
            BH to PRC Management. (11)
   10.19.3  Promissory Note dated February 15, 1996, from BH to PRC
            Management. (11)
   10.19.4  Amended and Restated Surety Agreement dated February 15, 1996, between Mr. Connelly and PRC Management. (11)
   10.19.5  Collateral Pledge Agreement dated February 15, 1996, between
            Connelly Hotel Associates, Inc. and PRC Management. (11)
   10.20    Employment Agreement dated November 1, 1995, by and between the
            Company and James A. Zweifel. (9)
   10.20.1  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Zweifel. (22)
   10.21    "Natatorium Site" Lease Agreement dated July 20, 1995, by and between the City of Davenport, Iowa and TCG through the President
            Iowa. (9)
   10.22    Independent Contractor Consulting Agreement dated May 15, 1996, by and between the Company and Mr. Wirginis. (11)
   10.22.1  Employment Agreement dated May 1, 1996, by and between the Company and Mr. Wirginis. (11)
   10.22.2  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Wirginis. (22)
 * 10.23    1998 Fiscal Year Management Incentive Plan Participant Form. (16)
   10.24    Promissory Note dated July 22, 1997, by and between President
            Broadwater Hotel, L.L.C. (Broadwater LLC) and Lehman Brothers
            Holdings Inc. ("Lehman"). (15)
   10.24.1  Redemption Agreement dated July 22, 1997, by and among J. Edward
            Connelly Associates, Inc. ("JECA") and Broadwater LLC and
            Broadwater Hotel, Inc. (15)
   10.24.2  Indemnity Agreement dated July 22, 1997, by Broadwater LLC, the
            Company and President Mississippi, jointly and severally, in favor of Lehman. (15)
   10.24.3  Indemnity and Guaranty Agreement dated July 22, 1997, by the
            Company and President Mississippi in favor of Lehman. (15)
   10.24.4  Unconditional Guaranty of Lease Obligations dated July 22, 1997, by the Company. (15)
   10.24.5  Amended and Restated Limited Liability Company Operating
            Agreement, dated as of July 22, 1997, by and between JECA and
            President Broadwater Hotel, Inc. (15)
   10.25    Public Trust Tidelands Lease Agreement dated August 6, 1992, by and between the Secretary of State, with the approval of the
            Governor, for and on behalf of the State of Mississippi, and BH.
            (25)
   10.25.1  Amendment to Public Trust Tidelands Lease Agreement dated November
            10, 1993, by and between the Secretary of State, with the approval of the Governor, for and on behalf of the State of Mississippi, and BH. (25)
   10.25.2  Amendment No. 1 to the Lessee's Assignment of Public Trust
            Tidelands Lease dated July 22, 1997, between JECA, successor by merger to BH, and President Broadwater Hotel, LLC. (25)
   10.26    Public Trust Tidelands Lease of Fast Lands dated December 31,
            1996, by and between the Secretary of State, with approval of the

            Governor, for and on behalf of the State of Mississippi, and BH.
            (25)
   10.26.1  Amendment No. 1 to the Lessee's Assignment of Fast Lands Lease
            dated July 22, 1997, between JECA, successor by merger to BH and President Broadwater Hotel, Inc. (25)
   10.27    Sale and Purchase of Real Estate Agreement dated March 30, 1999, by and among R. David Sanders, James W. Sanders, Julia Sheila
            Sanders and June Sanders Clement and President Casinos, Inc. (26)
   10.27.1  Deer Island Agreement dated March 30, 1999, by and between Eric
            Clark and President Casinos, Inc. (26)
   10.28    Sale Agreement dated July 2, 1999, by and between President
            Mississippi, the Company and Charter Corp., on the one hand, and
            AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of
            AmGam, the Committee for the Unsecured Creditors of AGRM,
            International Game Technology, Inc.("IGT"), and Shamrock Holdings
            Group, Inc. (formerly known as Bennett Holdings Group, Inc.)
            ("Shamrock" and collectively with AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of AmGam, the Committee for the
            Unsecured Creditors of AGRM and IGT), on the other hand. (27)
   10.28.1  Promissory Note dated August 10, 1999, from President
            Mississippi to AGEL. (27)
   10.28.2  Security Agreement, dated August 10, 1999, between President
            Mississippi and AGEL. (27)
   10.28.3  Preferred Ship Mortgage dated August 10, 1999, granting by
            President Mississippi to and in favor of AGEL. (27)
   10.28.4  Guaranty Agreement dated August 10, 1999, made by President
            Mississippi, in favor of AGEL. (27)
   10.29    Relocation Funding Agreement entered into January 18, 2000, by and among the City of St. Louis, Missouri, the Port Authority of the
            City of St. Louis, President Missouri and Mercantile Bank National
            Association.
   10.29.1  Lease and Sublease Agreement entered into January 18, 2000, among the City of St. Louis, the Port Authority of the City of St. Louis
            and President Missouri.
   10.29.2  Escrow Agreement made as of January 18, 2000, by and among
            Mercantile Bank, President Missouri and U.S. Title Guaranty
            Company, Inc.
   10.29.3  Escrow Agreement made as of January 18, 2000, by and among the
            Port Authority of the City of St. Louis, President Missouri and
            U.S. Title Guaranty Company, Inc.
   21       Schedule of subsidiaries of the Company.
   23.1     Consent of Deloitte & Touche, L.L.P. with respect to the Company's
            Registration Statements on Form S-8, as filed on June 8, 1994 and
            January 8, 1998.
   27       Financial Data Schedule.
    __________________

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

(4) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(6) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(7) Incorporated by reference from the Company's Report on Form 8-K dated February 7, 1995.
(8) Incorporated by reference from the Company's Report on Form 8-K dated March 16, 1995.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995 filed January 12, 1996.
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1995 filed on May 30, 1995.
(11) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1996 filed on May 30, 1996.
(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1996 filed October 15, 1996.
(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996 filed January 14, 1997.
(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1997 filed on May 30, 1997.
(15) Incorporated by reference from the Company's Report on Form 8-K dated July 24, 1997.
(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997 filed January 14, 1998.
(18) Incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.
(19) Incorporated by reference from the Company's Registration Statement on Form S-8 dated January 8, 1998.
(20) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(21) Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1998 filed on May 29, 1998.
(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 filed October 15, 1998.
(23) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(24) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1998 filed January 14, 1999.
(25) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1999 filed on May 28, 1999.

(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1999 filed July 12, 1999.
(27) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999 filed October 15, 1999.
 * Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.