Form 10-K/A
period 2000-02-29
PRESIDENT CASINOS INC
filed 2000-06-22
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

  Explanatory Note: The Company hereby amends Part III of its Annual Report on Form 10-K for the year ended February 29, 2000 as set forth in the pages attached hereto.

                                    PART III

Item 10.  Directors and Executive Officers Registrant

  As of the date hereof, the directors and executive officers of the Company, together with certain information about them, are set forth below.

         Name           Age    Director Since    Positions with the Company
         ----           ---    --------------    --------------------------
   John E. Connelly      74        1992          Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Class III)
   John S. Aylsworth     49        1995          President, Chief Operating
                                                   Officer and Director
                                                   (Class III)
   Terrence L. Wirginis  48        1993          Vice Chairman of the Board,
                                                   Vice President-Marine and
                                                   Development and Director
                                                   (Class II)
   James A. Zweifel      54         --           Executive Vice President and
                                                   Chief Financial Officer
   Karl G. Andren        53        1993          Director (Class I)
   Royal P. Walker, Jr.  40        1996          Director (Class I)
   W. Raymond Barrett    67        1999          Director (Class II)

----------------

  The Company has a classified Board of Directors consisting of three classes. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms are expiring. Terms of directors of Class I will expire in 2002, terms of directors of Class II will expire in 2000 and terms of directors of Class III will expire in 2001.

  Mr. Connelly has served as Chairman and a director of the Company and its predecessors since their inception. Mr. Connelly has also served as Chief Executive Officer of the Company from its inception until March 1995 and from July 1995 to the present. Mr. Connelly served as President from July 1995 until July 1997. Entities controlled by Mr. Connelly have owned and operated the Gateway Clipper Fleet in Pittsburgh from its inception in 1958 through 1996, the Station Square Sheraton Hotel in Pittsburgh from 1981 to 1998 and the Broadwater Beach Resort from 1992 until the July 1997 purchase of the property by a limited liability company in which the Company and Mr. Connelly have interests. In 1984, Mr. Connelly founded World Yacht Enterprises, a fleet of dinner cruise, sightseeing and excursion boats in New York City. Mr. Connelly is also the founder, owner and Chief Executive Officer of J. Edward Connelly Associates, Inc., a marketing firm based in Pittsburgh, Pennsylvania.

  Mr. Aylsworth has been President and Chief Operating Officer since July 1997 and has served as a director of the Company since July 1995. Mr. Aylsworth served as Executive Vice President and Chief Operating Officer of the Company from March 1995 until July 1997. Prior to joining the Company, Mr. Aylsworth served for over 18 years as an executive operating and financial officer for various company interests controlled by Martin Davis. These companies included interests in oil and gas exploration, oil and products trading, financial instruments trading, a chain of premier health and fitness facilities and a supplier of in-room entertainment and interactive information systems in the hotel industry. Mr. Aylsworth has served on the Board of Directors of EPS Solutions Corp., a provider of executive search and relocation, performance improvement and employee retention solutions, since April 2000.

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

  Mr. Andren has been Chairman of Circle-Line Sightseeing Yachts, Inc., a subsidiary of New York Cruise Lines, Inc. ("NYCL"), which operates the leading sightseeing cruise line in New York City, since 1981. In addition, NYCL owns World Yacht, Inc., a fleet of luxury dinner cruise, sightseeing and excursion boats in New York City. Mr. Andren is a principal stockholder in NYCL. Mr. Andren is a member of the Company's Audit and Compensation Committees.

  Mr. Walker holds a J.D. from Texas Southern University in Houston, Texas, and since June 1, 1992 has served on the staff of The Institute for Disability Studies at the University of Southern Mississippi. From June 1991 through May 1992 he served as the first Executive Director of the Mississippi Gaming Commission. Mr. Walker is a member of the Company's Audit and Compensation Committees.

  Mr. Barrett became a member of the Company's Board of Directors in August 1999. Mr. Barrett founded Biomedical Systems Corporation, a manufacturer of medical equipment and provider of pharmaceutical data acquisition and perinatal services, in 1975. Mr. Barrett served as President from inception until 1995 and has served as Chairman since 1995.

Item 11.  Executive Compensation

  The following table sets forth certain information with respect to compensation paid by the Company during the three fiscal years ended February 29/28, 2000, 1999 and 1998, respectively, to each of the named executive officers of the Company.

                                    SUMMARY COMPENSATION TABLE

                                                                 Long-Term
                                        Annual Compensation     Compensation
                                        --------------------    ------------
                                                                 Securities          All
                                Fiscal                           Underlying         Other
Name and Principal Position      Year     Salary      Bonus     Options/SARs     Compensation (1)
---------------------------     ------    ------      -----     ------------     ----------------
John E. Connelly                 2000    $200,000    $    --          --            $ 3,200
Chairman of the Board and        1999     200,000         --          --              3,200
Chief Executive Officer          1998     200,000         --          --              3,200

John S. Aylsworth                2000    $450,000    $150,000      90,000           $ 3,786
President and Chief              1999     400,000     236,677         --              8,141
Operating Officer                1998     400,000     220,002     346,667 (2)         3,781

Terrence L. Wirginis             2000    $205,000    $ 41,000      60,000           $ 3,404
Vice Chairman of the             1999     180,000      63,900         --              3,110
Board and Vice President         1998     180,000      59,400      52,000 (2)         3,679
-Marine and Development

James A. Zweifel                 2000    $205,000    $ 41,000      60,000           $ 3,404
Executive Vice                   1999     180,000      63,900         --              3,110
President and                    1998     180,000      59,400      26,000 (2)         3,679
Chief Financial Officer

(1) Consists of contributions made to the Company's 401(k) plan for the account of the named executive.
(2) On August 22, 1997, the Company repriced certain outstanding stock options with exercise prices ranging from $5.625 to $37.00 per share by amending the terms of such options to provide for an exercise price of $2.625 per share. In connection with such repricing each of Messrs. Aylsworth, Wirginis and Zweifel had previously granted options for 66,667, 10,000 and 5,000 shares, respectively, repriced.

  The following table contains information concerning the grant of stock options during fiscal 2000 to the Company's executive officers named in the Summary Compensation Table.


                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                       Individual Grants
                        ----------------------------------------------
                                                                            Potential Realizable
                                                                          Value at Assumed Annual
                      Number of    Percent of Total                         Rates of Stock Price
                      Securities     Options/SARs     Exercise                Appreciation for
                      Underlying      Granted to      or Base                  Option Term (1)
                     Options/SARs    Employees in      Price    Expiration
Name                    Granted       Fiscal Year      ($/Sh)      Date       5%($)      10%($)
----                -------------  ----------------  --------   ----------  --------    --------

John E. Connelly          --             --             --           --          --         --
John S Aylsworth       90,000 (2)       29.8%         1,875      Aug. 2009   $ 57,625   $133,607
Terrence L. Wirginis   60,000 (3)       19.9%         1.875      Aug. 2009     38,417     89,071
James A. Zweifel       60,000 (4)       19.9%         1.875      Aug. 2009     38,417     89,071

(1) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming an aggregate ten year appreciation of the fair market value of the Company's Common Stock on the date of the grant, at annual compounded rates of 5% and 10%, respectively. The market value of the Company's Common Stock on February 29, 2000 was $0.875 per share.
(2) Options to purchase 45,000 shares of the Company's Common Stock were vested as of February 29, 2000 and options to purchase 45,000 shares of the Company's Common Stock vested on May 23, 2000.
(3) Options to purchase 30,000 shares of the Company's Common Stock were vested as of February 29, 2000 and options to purchase 30,000 shares of the Company's Common Stock vested on May 23, 2000.
(4) Options to purchase 30,000 shares of the Company's Common Stock were vested as of February 29, 2000 and options to purchase 30,000 shares of the Company's Common Stock vested on May 23, 2000.

  The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table during fiscal 2000. None of the named executive officers exercised any stock options during fiscal 2000.

                                FISCAL YEAR END OPTION/SAR VALUES

                                  Number of Securities
                                 Underlying Unexercised               Value of Unexercised
                                     Options/SARs                   in-the-Money Options/SARs
                                 at Fiscal Year End (#)             at Fiscal Year End ($) (1)
                               -------------------------            --------------------------
Name                       Exercisable       Unexercisable       Exercisable       Unexercisable
----                      --------------     --------------     --------------     --------------
John E. Connelly                   --                --            $    --            $    --
John S. Aylsworth              391,667            45,000                --                 --
Terrence L. Wirginis            82,000            30,000                --                 --
James A. Zweifel                56,000            30,000                --                 --

(1) As of February 29, 2000, no options were in the money.

Employment Arrangements

  In June 1998, the Company entered into separate Amended and Restated Employment Agreements with each of Messrs. Connelly, Aylsworth, Wirginis and Zweifel. The agreements with each of Messrs. Connelly, Aylsworth and Wirginis provide for a term of employment through June 1, 2003, and the agreement with Mr. Zweifel provides for a term of employment through June 1, 2001. The agreements are automatically renewable thereafter for successive two-year terms unless terminated by either party.

  The agreements provide for minimum annual base salaries of $200,000 for Mr. Connelly, $400,000 for Mr. Aylsworth, $180,000 for Mr. Wirginis and $180,000 for Mr. Zweifel. Such minimum annual base salaries are subject to increases at the discretion of the Board of Directors. Each such executive officer may also receive incentive bonuses provided through any incentive compensation plan of the Company.

  Each employment agreement provides that if the Company terminates the employment of the executive without Cause or if the executive terminates his employment for Good Reason prior to a Change in Control of the Company, the Company will be required to pay such executive officer severance benefits including the continuation of the executive's then-current annual salary for a maximum of two years (except for Mr. Zweifel's agreement, which provides for salary continuation for a one-year period), and the continuation of certain welfare benefits to which he otherwise would have been entitled. "Cause" is generally defined as (i) any breach or failure to perform duties or follow instructions of the Board of Directors, (ii) commission of fraud, misappropriation, embezzlement or other acts of dishonesty, alcoholism, drug addiction or dependency or conviction of a felony or gross misdemeanor if the Board of Directors determines such conduct is materially adverse to Company,
(ii) breach of the employment agreement by the executive, (iv) the refusal by any gaming commission with jurisdiction over the Company's facilities to grant a license to the executive or any suspension or revocation of a license previously granted to the executive. "Good Reason" is generally defined as (i) a significant and adverse change in the nature or scope of the executive's position, authority, duties or responsibility, (ii) a failure to continue the executive officer's then-current participation in benefits or compensation;
(iii) within a period of one year following a Change in Control (as defined), resignation by the executive in his sole and absolute discretion, or (v) any material breach of the agreement by the Company.

  Each employment agreement additionally provides that each such executive officer will be paid severance benefits in the event that his employment with the Company is terminated by the Company without Cause or by the executive for Good Reason within two years of a Change in Control of the Company. The Change in Control provisions would require, in addition to any other benefits to which the executive is entitled, a lump-sum cash payment in an amount equal to 2.99 times the executive officer's average annual base compensation, as determined pursuant to the employment agreement. If payment of the foregoing amounts and any other benefits received or receivable upon termination after a Change in Control would subject such executive officer to the payment of a federal excise tax, the total amount payable by the Company to such executive officer would be increased by an amount sufficient to provide such executive officer (after satisfaction of all excise taxes and federal income taxes attributable to such increased payment) with a net amount equal to the amount receivable prior to the federal excise tax owed by the executive officer.

  Change in Control is generally defined as (i) the acquisition by any person of beneficial ownership of 20% or more of the combined voting power of the Company's then outstanding securities; (ii) a change in the composition of the Company's Board of Directors such that during any two consecutive years the incumbent directors and their nominees do not constitute a majority of the Board; (iii) a merger or consolidation of the Company in which the Company is not the continuing or surviving corporation or pursuant to which the holders of the Common Stock prior to such event do not have the same proportionate ownership of the common stock of the surviving corporation, (iv) a merger or consolidation of the Company in which the Company is the continuing or surviving corporation in which the holders of the Company's Common Stock immediately prior to such event do not own 50% or more of the outstanding stock of the surviving corporation; or (v) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company or the sale of substantially all of the assets of the Company. A transfer by Mr. Connelly and certain related persons and entities which would otherwise be sufficient to constitute a Change of Control would not constitute a Change of Control for the purpose of triggering a payment to Mr. Connelly, but would constitute a change in control for each of the other executives.

Compensation of Directors

  During fiscal 2000, directors who were not employees of the Company received annual director's fees of $36,000. Directors who are employees of the Company do not receive director's fees. Directors of the Company are entitled to receive discretionary grants of stock options. During fiscal 2000, Messrs. Andren and Walker each received options to purchase up to 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. In addition, under the Company's stock option plan, each non-employee director elected to the Board of Directors receives a grant of non-qualified stock options to purchase 5,000 shares of Common Stock at the fair market value of the Company's Common Stock on the date of grant. These stock options are exercisable immediately with respect to one-half of the shares and become exercisable with respect to the remainder of the shares in two equal annual installments. Mr. Barrett received such a grant during fiscal 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of June 22, 2000: (i) by each person known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) by each of the Company's directors; (iii) by each of the executive officers of the Company listed in the Summary Compensation Table and (iv) by all of such directors and executive officers as a group.

  Name of Beneficial Owner          No. of Shares (1)       % of Class
  ------------------------         ------------------       ----------
    John E. Connelly                    1,644,113 (2)          32.7%
    John S. Aylsworth                     455,334 (3)           8.3%
    Terrence L. Wirginis                  159,825 (4)           3.1%
    Karl G. Andren                         74,800 (5)            *
    James A. Zweifel                       97,684 (6)            *
    Royal P. Walker, Jr.                   27,000 (7)            *
    W. Raymond Barrett                      7,500 (8)            *
    All executive officers and
     directors as a group (7 persons)   2,466,256              42.8%

--------------------------------------------
* Less than 1%

(1) Except as otherwise noted in the footnotes to this table, to the Company's knowledge each of the persons named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The percentage calculations are Based upon 5,032,988 shares of Company Common Stock issued and outstanding, and for each director or executive officer or the group, The number of shares subject to options currently exercisable by such director or executive or the group.
(2) Includes shares owned of record by entities controlled by Mr. Connelly. Also includes 37,500 shares beneficially owned by Mr. Connelly but subject to purchase options granted to certain individuals. Mr. Connelly's address is 2180 Noblestown Road, Pittsburgh, PA 15205.
(3) Includes 436,667 shares issuable pursuant to stock options which are currently exercisable.
(4) Includes 112,000 shares issuable pursuant to stock options which are currently exercisable.
(5) Consists of 12,500 shares owned by New York Cruise Lines, Inc. of which Mr. Andren is Chairman and a principal stockholder and 62,000 shares issuable pursuant to stock options which are currently exercisable.
(6) Includes 86,000 shares issuable pursuant to stock options which are currently exercisable.

(7) Consists exclusively of shares issuable pursuant to stock options which are currently exercisable.
(8) Includes 2,500 shares issuable pursuant to stock options which are currently exercisable.

Item 13.  Certain Relationships and Related Transactions

  Mr. Connelly and his affiliates guaranteed debt of the Company in fiscal 2000. The highest aggregate sum guaranteed in fiscal 2000 was $3,400,000. The guaranteed amount as of February 29, 2000 was $3,000,000.

  Mr. Connelly formerly owned 100% of President Mississippi. Mr. Connelly transferred all of the capital stock of President Mississippi to the Company at the closing of the Company's initial public offering in return for 261,022 shares of PCI Common Stock, a distribution of $4,253,492 representing cash advanced by Mr. Connelly to President Mississippi, and a tax distribution equal to 37% of President Mississippi S corporation's taxable income from formation to date of reorganization. The Company agreed to indemnify Mr. Connelly against any future income tax liability arising as a result of income tax audit adjustments for the period prior to the reorganization. The Internal Revenue Service subsequently audited said period. During fiscal 2000, the Company reimbursed Mr. Connelly $225,646 for the income tax liability, and related interest, which resulted from the audit.

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

PRESIDENT CASINOS, INC.

By:    /s/ James A. Zweifel
    ---------------------------
    Name:   James A. Zweifel
    Title:  Executive Vice President
            and Chief Financial Officer

    Date:   June 22, 2000

                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX
  Exhibits
   3.1      Articles of Incorporation of the Company, as amended. (19)
   3.2      By-Laws of the Company, as amended. (16)
   4.1      Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S.
            Trust"). (6)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.2    Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.3    Warrant Agreement dated as of August 26, 1994, by and between the
            Company and U.S. Trust. (6)
   4.1.4    Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in
            favor of U.S. Trust, as collateral agent. (6)
   4.2      Rights Agreement, dated as of November 20, 1997, between the
            Company and ChaseMellon Shareholder Services, LLC. (20)
   4.3      Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc.
            ("President Iowa"), President Riverboat Casino-Missouri, Inc.
            ("President Missouri"), The President Riverboat Casino-
            Mississippi, Inc. ("President Mississippi"), TCG/Blackhawk, Inc.
            ("Blackhawk"), P.R.C.-Louisiana, Inc., President Riverboat Casino-
            New York, Inc. ("President New York"), President Casino New
            Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC
            Management"), PRCX Corporation, President Riverboat Casino-
            Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc.,
            and The Connelly Group, L.P. ("TCG") and each holder of the
            Company's 13% Senior Exchange Notes due 2001. (23)
   4.3.1    Indenture dated as of December 3, 1998, among the Company,
            President Iowa, President Missouri, President Mississippi,
            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President
            Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management,
            PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and
            TCG and U.S. Trust Company of Texas, N.A. (23)
   10.1     Amended and Restated Agreement of Limited Partnership of TCG. (1)
   10.2     Agreement between the Company and John E. Connelly. (2)
   10.3     Employment Agreement dated November 4, 1992, between the Company and Mr. Connelly. (2)
   10.3.1   Amendment No. 1 to Employment Agreement dated December 15, 1994, between the Company and Mr. Connelly. (8)
   10.3.2   Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Connelly. (22)
 * 10.4     The Company's 1992 Stock Option Plan, as amended. (5)
 * 10.4.1   The Company's 1996 Amended and Restated Stock Option Plan. (13)
 * 10.4.2   The Company's 1997 Stock Option Plan. (18)
 * 10.4.3   The Company's 1999 Incentive Stock Plan. (27)
   10.5     Amended and Restated Davenport-Connelly Development Agreement
            dated November 29, 1990, between TCG and the City of Davenport,
            Iowa (the "Development Agreement"). (1)
   10.5.1   First Amendment to the Development Agreement dated August 21,
            1991.(1)

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

            Governor, for and on behalf of the State of Mississippi, and BH.
            (25)
   10.26.1  Amendment No. 1 to the Lessee's Assignment of Fast Lands Lease
            dated July 22, 1997, between JECA, successor by merger to BH and President Broadwater Hotel, Inc. (25)
   10.27    Sale and Purchase of Real Estate Agreement dated March 30, 1999, by and among R. David Sanders, James W. Sanders, Julia Sheila
            Sanders and June Sanders Clement and President Casinos, Inc. (26)
   10.27.1  Deer Island Agreement dated March 30, 1999, by and between Eric
            Clark and President Casinos, Inc. (26)
   10.28    Sale Agreement dated July 2, 1999, by and between President
            Mississippi, the Company and Charter Corp., on the one hand, and
            AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of
            AmGam, the Committee for the Unsecured Creditors of AGRM,
            International Game Technology, Inc.("IGT"), and Shamrock Holdings
            Group, Inc. (formerly known as Bennett Holdings Group, Inc.)
            ("Shamrock" and collectively with AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of AmGam, the Committee for the
            Unsecured Creditors of AGRM and IGT), on the other hand. (27)
   10.28.1  Promissory Note dated August 10, 1999, from President
            Mississippi to AGEL. (27)
   10.28.2  Security Agreement, dated August 10, 1999, between President
            Mississippi and AGEL. (27)
   10.28.3  Preferred Ship Mortgage dated August 10, 1999, granting by
            President Mississippi to and in favor of AGEL. (27)
   10.28.4  Guaranty Agreement dated August 10, 1999, made by President
            Mississippi, in favor of AGEL. (27)
   10.29    Relocation Funding Agreement entered into January 18, 2000, by and among the City of St. Louis, Missouri, the Port Authority of the
            City of St. Louis, President Missouri and Mercantile Bank National
            Association. **
   10.29.1  Lease and Sublease Agreement entered into January 18, 2000, among the City of St. Louis, the Port Authority of the City of St. Louis
            and President Missouri. **
   10.29.2  Escrow Agreement made as of January 18, 2000, by and among
            Mercantile Bank, President Missouri and U.S. Title Guaranty
            Company, Inc. **
   10.29.3  Escrow Agreement made as of January 18, 2000, by and among the
            Port Authority of the City of St. Louis, President Missouri and
            U.S. Title Guaranty Company, Inc. **
   21       Schedule of subsidiaries of the Company. **
   23.1     Consent of Deloitte & Touche, L.L.P. with respect to the Company's
            Registration Statements on Form S-8, as filed on June 8, 1994 and
            January 8, 1998. **
   27       Financial Data Schedule. **
    __________________

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

(27) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999 filed October 15, 1999.
 * Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.
 **  Previously filed.