Form 10-Q
period 2000-05-31
PRESIDENT CASINOS INC
filed 2000-06-30
CIK 888507

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

                 For the quarterly period ended May 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,032,988 shares outstanding as of June 30, 2000.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 29, 2000..................................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months Ended May 31, 2000 and 1999....................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 2000 and 1999....................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....25

Part II.   Other Information

  Item 1.  Legal Proceedings.............................................25

  Item 2.  Changes in Securities.........................................25

  Item 3.  Defaults Upon Senior Securities...............................25

  Item 4.  Submission of Matters to a Vote of Security Holders...........25

  Item 5.  Other Information.............................................25

  Item 6.  Exhibits and Reports on Form 8-K..............................26


Signature................................................................27

Part I.  Financial Information
Item 1.  Financial Statements
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
PRESIDENT CASINOS, INC.                                            (UNAUDITED)
______________________________________________________________________________

(in thousands)                                           May 31,   Feb. 29,
                                                          2000       2000
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 11,140   $ 12,408
  Restricted cash................................          2,986      2,780
  Restricted short-term investments..............            975        960
  Accounts receivable, net of allowance for
    doubtful accounts of $284 and $331...........            950      1,401
  Inventories....................................          1,716      1,728
  Prepaid expenses and other current assets......          2,824      2,218
                                                        ---------  ---------
      Total current assets.......................         20,591     21,495
Property and equipment, net of accumulated
  depreciation of $84,526 and $81,027............        142,645    142,490
Other assets.....................................          1,129      1,409
                                                        ---------  ---------
                                                        $164,365   $165,394
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt................................       $  3,403   $  4,513
  Current maturities of long-term debt...........        135,656    135,577
  Accrued loan fee...............................          6,631      5,996
  Accounts payable...............................          3,416      3,969
  Accrued payroll and benefits...................          6,405      7,499
  Other accrued expenses.........................         17,880     14,201
                                                        ---------  ---------
      Total current liabilities..................        173,391    171,755

Long-term liabilities:
   Notes payable.................................            219        --
                                                        ---------  ---------
      Total liabilities..........................        173,610    171,755
                                                        ---------  ---------
Minority interest................................         13,565     13,220
Commitments and contingencies....................            --         --
Stockholders' deficit:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, $0.06 par value per share;
    100,000 shares authorized; 5,033 shares
    issued and outstanding.......................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................       (124,841)  (121,612)
                                                        ---------  ---------
      Total stockholders' deficit................        (22,810)   (19,581)
                                                        ---------  ---------
                                                        $164,365   $165,394
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF OPERATIONS (UNAUDITED)
______________________________________________________________________________

(in thousands, except share data)                   Three Months Ended May 31,
                                                         2000        1999
                                                        ------      ------
OPERATING REVENUES:
  Gaming.........................................      $ 45,672    $ 47,536
  Food and beverage..............................         5,585       6,176
  Hotel..........................................         1,907       2,011
  Retail and other...............................         1,536       2,997
  Less promotional allowances....................        (4,249)     (4,365)
                                                       ---------   ---------
    Net operating revenues.......................        50,451      54,355
                                                       ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming and gaming cruise.......................        27,291      28,260
  Food and beverage..............................         3,712       3,894
  Hotel..........................................           787         726
  Retail and other...............................           670         763
  Selling, general and administrative............        12,013      12,850
  Depreciation and amortization..................         3,582       3,664
  Development costs..............................            68          95
                                                       ---------   ---------
    Total operating costs and expenses...........        48,123      50,252
                                                       ---------   ---------
OPERATING INCOME.................................         2,328       4,103
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income................................            98         132
  Interest expense...............................        (5,285)     (4,879)
                                                       ---------   ---------
    Total other income (expense).................        (5,187)     (4,747)
                                                       ---------   ---------
LOSS BEFORE MINORITY INTEREST....................        (2,859)       (644)
Minority interest................................           370         332
                                                       ---------   ---------
NET LOSS.........................................      $ (3,229)   $   (976)
                                                       =========   =========

Basic and diluted net loss per share.............       $ (0.64)    $ (0.19)
                                                       =========   =========
Weighted average common and dilutive
 potential shares outstanding....................         5,033       5,033
                                                       =========   =========

See Notes to Condensed Consolidated Financial Statements.

                                             CONDENSED CONSOLIDATED STATEMENTS
PRESIDENT CASINOS, INC.                              OF CASH FLOWS (UNAUDITED)
______________________________________________________________________________

(in thousands)                                      Three Months Ended May 31,
                                                         2000        1999
                                                        ------      ------

Net cash provided by operating activities.........    $  3,474    $  4,735
                                                      ---------   ---------

Cash flows from investing activities:
  Expenditures for property and equipment.........      (2,811)     (1,626)
  Change in restricted cash.......................        (206)       (172)
  Payment of minority interest....................         (25)       (250)
  Other...........................................         (12)         52
                                                      ---------   ---------
      Net cash used in investing activities.......      (3,054)     (1,996)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................      (1,687)       (100)
  Payments on capital lease obligations...........          (1)         (3)
                                                      ---------   ---------
      Net cash used in financing activities.......      (1,688)       (103)
                                                      ---------   ---------
Net increase (decrease) in cash
      and cash equivalents........................      (1,268)      2,636
Cash and cash equivalents at beginning of period..      12,408      17,110
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 11,140    $ 19,746
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest............................    $  1,031    $  6,524
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $    923    $    --
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

1.  Summary of Significant Accounting Policies

Principles of Consolidation

  The consolidated financial statements include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which the Company has a 100% ownership interest and in which an entity wholly-owned by the Chairman of the Board of the Company has preferred rights to certain cash flows (collectively, the "Company" or "PCI"). All material intercompany balances and transactions have been eliminated.

  PCI owns and operates riverboat and/or dockside gaming casinos through its subsidiaries. The Company conducts riverboat and/or dockside gaming operations in Davenport, Iowa; in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"); and in St. Louis near the base of the Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Davenport operations are managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Company also operates two nongaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations in Biloxi and Davenport. The Broadwater Property in Biloxi is owned by the President Broadwater Hotel, LLC, a limited liability corporation in which the Company has a 100% ownership interest. The Blackhawk Hotel in Davenport is a wholly-owned subsidiary of the Company.

Basis of Presentation

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

  By suspending the interest payments on the Senior Exchange Notes and Secured Notes until such time as a restructuring plan has been negotiated and implemented, the Company believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels during the restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with any restructuring plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period. The Company remains current with all its vendors and suppliers.

  As of May 31, 2000, the Company has $11,140 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $8,000 to $9,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  Due to cross default provisions associated with other debt agreements, the Company is also in default on certain other debts. These debts include the $30,000 note and the associated $7,000 loan fee related to the Broadwater Property and the $2,900 "President Casino-Mississippi" note. These debts are also currently due and classified in current liabilities as of May 31, 2000. Additionally, the Company did not pay the $3,966 note which was due April 15, 2000, associated with the purchase of the Biloxi casino barge and the note is in default. A payment of $325 was made on that date and further payments of $306 and $344 were made on May 16 and June 15, 2000, respectively. The Company has reached an agreement in principle under this note and is finalizing the documentation. The extended note is expected to have monthly payments of $325 and mature in March 2001. In the event that these notes are accelerated, at this time the Company does not have the resources available to repay such indebtedness.

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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the Company's financial information for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the condensed consolidated financial statements are not necessarily indicative of results for the full year or other periods.

  The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ending February 29, 2000. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

  Certain amounts for fiscal 2000 have been reclassified to conform with fiscal 2001 financial statement presentation.

2.  Short-term Debt and Notes Payable

  Short-term is summarized as follows:

                                                       May 31,       Feb. 29,
                                                        2000           2000
                                                       ------         ------
  "President Casino-Broadwater" note payable......   $  3,038        $  3,966
  Various short-term non-interest bearing notes...        365             547
                                                     ---------       ---------
       Short-term debt............................   $  3,403        $  4,513
                                                     =========       =========

  "President Casino-Broadwater" Barge Note

  In August 1999, the Company purchased "President Casino-Broadwater," the vessel on which the Company conducts its Biloxi gaming operations. The Company had previously leased the "President Casino-Broadwater" since June 1995. The Company paid $1,000 at closing and $5,393 was financed by the seller. Under the terms of the agreement, the Company made monthly combined interest and principal payments of $290 through March 2000. The Company made the scheduled payment of $145 on April 1, 2000. The balloon payment due April 15, 2000 of $3,652 was not made and the note is in default. Instead payment of $325, $306 and $344 were made April 15, May 16 and June 15, 2000, respectively. The Company has reached an agreement in principle to extend the payment obligations under the note and is finalizing the documentation. The extended note is expected to have a restructuring fee of $67, monthly payments of $325 and mature in March 2001.

  Various Non-Interest Bearing Notes

  TCG and President Missouri purchased various gaming and office equipment on payment terms ranging from six to sixteen months. The terms are non-interest bearing and payments are generally due monthly. The notes are collateralized by gaming and office equipment with a net book value of $815 as of May 31, 2000.

  Current and non-current portions of long-term notes payable are summarized as follows:

                                                       May 31,        Feb.29,
                                                        2000           2000
                                                       ------         ------
  Senior Exchange notes, 13%, principal
    payments of $25,000 due September 2000 and
    $50,000 due September 2001, net of discount
    of $224 and $284..............................   $ 74,776        $ 74,716
  Secured Notes, 12%, principal payment of
    $25,000 due September 2001, net of a gain
    on modification of terms of $549 and $655.....     25,549          25,655
  Broadwater Hotel note payable, variable
    interest rate, 10.1875% and 9.875% as of
    May 31 and February 29, 2000, respectively,
    principal payment due July 2000...............     30,000          30,000
  M/V "President Casino-Mississippi" note payable,
   variable interest rate, 9.67% and 9.29% as of
   May 31 and February 29, 2000, respectively,
   principal payments due quarterly of $100,
   with a final payment of $2,000 due
   in fiscal 2003.................................      2,900           3,000
  Line of credit, prime plus 0.5%, combined
   rate of 9.25% and 9.0% as of May 31 and
   February 29, 2000, respectively................      1,800           2,200
  Gaming equipment note payable, 11.0%, monthly
   combined principal and interest payments of
   $10 due through August 2000, monthly
   combined principal and interest payments of
   $74 due September 2000 through August 2001.....        845             --
                                                     ---------       ---------
     Total notes payable..........................    135,870         135,571

   Less: Current maturities.......................   (135,651)       (135,571)
                                                     ---------       ---------
                                                     $    219        $    --
                                                     =========       =========

  Senior Exchange Notes

  In April 1995, the Company exchanged $100,000 of Senior Notes for an equal principal amount of 13% Senior Exchange Notes due 2001 ("Senior Exchange Notes") registered under the Securities Act of 1933. The Senior Exchange Notes rank equal in right of payment to all present and future senior debt (as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture")) of the Company and its subsidiaries and were payable as follows:
25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG is limited in amount. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  Broadwater Hotel Note-10.1875%

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7,000 which will be fully earned and nonrefundable when the Indebtedness is repaid. As of May 31, 2000, the Company has accrued $6,631 of this loan fee. The Company has continued to make the monthly interest payments related to this note and is in negotiations with the lender regarding extending the note past its July 2000 maturity date, as management believes the Company will not have the resources available at that time to pay such indebtedness.

  M/V "President Casino-Mississippi" Note-9.67%

  The 9.67% term note payable is collateralized by the vessel "President Casino-Mississippi" and various equipment with a net book value of $7,363 as of May 31, 2000, and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The Company received a waiver of the net worth covenant through the period ended September 30, 2000, at which time the Company's net worth requirement will return to $40,000.
The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this vessel note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  Line of Credit

  TCG, the Company's 95%-owned partnership, maintains a line of credit provided by Firstar Bank, N.A., collateralized by a first mortgage on the M/V "President" and first mortgages on the Blackhawk Hotel with net book values as of May 31, 2000, of $5,690 and $3,883, respectively, various personal property and an assignment of various contracts. As of May 31, 2000, the line of credit was $1,800. The line of credit terminates in September 2000. The line of credit is available exclusively to TCG. Distributions from TCG to its general partner are limited by its partnership agreement. The Company has continued to make the principal and interest payment required under the line including the $400 principal payment that was due and paid in March 2000.

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

4.  Segment Information

  The Company evaluates performance based on operations EBITDA. Operations EBITDA is earnings before interest, taxes, depreciation and amortization expense of each of the reportable segments. Corporate and development expenses and gain/loss on sale of assets are not allocated to the reportable segments and are therefore excluded from operations EBITDA.

  Operations EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows from operational activities as a measure of liquidity. The Company has presented operations EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest, depreciation and amortization.

  The Company had no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

  The Company's reportable segments are based on its three geographic gaming operations and its leasing operation. The Biloxi Properties consists of the Biloxi casino and Broadwater Property; the Davenport Properties consists of the Davenport casino and the Blackhawk Hotel; and the St. Louis Properties consists of the St. Louis casino and Gateway Riverboat Cruises.

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets.

                                               Three Months Ended May 31,
                                                   2000        1999
                                                  ------      ------
   OPERATING REVENUES:
    Biloxi Properties......................      $ 14,887    $ 15,342
    Davenport Properties...................        18,920      20,935
    St. Louis Properties...................        16,644      16,650
                                                 ---------   ---------
     Gaming and ancillary operations.......        50,451      52,927
    Leasing Operation......................           --        1,428
                                                 ---------   ---------
        Net operating revenues.............      $ 50,451    $ 54,355
                                                 =========   =========

                                               Three Months Ended May 31,
                                                   2000        1999
                                                  ------      ------
    EBITDA (before development and
      impairment expenses and gain/loss
      on sale of property and equipment):
    Biloxi Properties......................      $  2,500    $  1,971
    Davenport Properties...................         3,177       3,517
    St. Louis Properties...................         1,874       2,114
                                                 ---------   ---------
     Gaming and ancillary operations.......         7,551       7,602
    Leasing Operation......................          (333)      1,257
                                                 ---------   ---------
        Operations EBITDA..................         7,283       8,859

    OTHER COSTS AND EXPENSES:
    Corporate expense......................         1,245         992
    Development expense....................            68          95
    Depreciation and amortization..........         3,582       3,664
    (Gain)/loss on sale of assets..........            (5)          5
    Other expense, net.....................         5,187       4,747
                                                 ---------   ---------
      Total other costs and expenses.......        10,077       9,503
                                                 ---------   ---------
    LOSS BEFORE MINORITY INTEREST..........        (2,859)       (644)
    Minority interest......................           370         332
                                                 ---------   ---------
    NET LOSS...............................      $ (3,229)   $   (976)
                                                 =========   =========


                                                   May 31,    Feb. 29,
                                                    2000        2000
                                                   ------      ------
      Property and Equipment
        Biloxi Properties.....................   $ 54,183    $ 54,638
        Davenport Properties..................     22,085      22,873
        St. Louis Properties..................     38,240      36,496
                                                 ---------   ---------
           Gaming and ancillary operations....    114,508     114,007
        Leasing Operations....................     25,050      25,685
                                                 ---------   ---------
          Operations Assets...................    139,558     139,692
        Corporate Assets......................         49          54
        Development Assets....................      3,038       2,744
                                                 ---------   ---------
            Net Property and Equipment........   $142,645    $142,490
                                                 =========   =========

                                               Three Months Ended May 31,
                                                    2000        1999
                                                   ------      ------
      Additions to Property and Equipment:
        Biloxi Properties.....................   $    321    $  1,020
        Davenport Properties..................        329         175
        St. Louis Properties..................      2,788         148
                                                 ---------   ---------
           Gaming and ancillary operations....      3,438       1,343
        Leasing Operations....................        --          (10)
                                                 ---------   ---------
          Operations Assets...................      3,438       1,333
        Corporate Assets......................          2           8
        Development Assets....................        294         285
                                                 ---------   ---------
                                                  $ 3,734    $  1,626
                                                 =========   =========

  Included in additions to property and equipment is $923 of assets acquired in exchange for debt.

5. Relocation of the "Admiral"

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report.

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


  Due to cross default provisions associated with other debt agreements, the Company is also in default on certain other debts. These debts include the $30.0 million note and the associated $7.0 million loan fee related to the Broadwater Property and the $2.9 million "President Casino-Mississippi" note. These debts are also currently due and classified in current liabilities as of May 31, 2000. Additionally, the Company did not pay the $3.7 million note which was due April 15, 2000, associated with the purchase of the Biloxi casino barge. The Company has reached an agreement in principle to extend the payment obligations under this note and is finalizing the documentation. In the event that these notes are accelerated, at this time the Company does not have the resources available to repay such indebtedness. See Liquidity and Capital Resources.

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

  Applications have been submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which are within 20 miles of the "Admiral." The Gaming Commission has not set a time line for their decision on whether or not to award additional licenses. Management believes that the opening of one or more additional casinos in the St. Louis market would have a negative impact on the Company. And, depending upon the site location of any potential new licensee, could increase competition to the extent that revenues would fall below the level needed to sustain the Company's St. Louis operation.

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

  --Potential Growth Opportunities

  Biloxi, Mississippi

  In July 1997, the Company, through a newly created subsidiary, President Broadwater Hotel, LLC ("PBLLC"), purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which was wholly-owned by John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. The property comprises approximately 260 acres and includes two hotels, a 111-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement. The Company invested $5.0 million in PBLLC.

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth as of May 31, 2000 was $12.8 million and is included on the balance sheet in minority interest. Cash payments relating to this membership interest have totaled $0.2 million since its inception.

  PBLLC is obligated to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7.0 million which will be fully earned and nonrefundable when the Indebtedness is repaid. As of May 31, 2000, the accrued loan fee of $6.6 million is included in current liabilities. See Liquidity and Capital Resources for a discussion of the repayment of this obligation.

  The Company has developed a master plan for the Broadwater Property. Management believes that this site is ideal for the development of "Destination Broadwater," a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming. The plans for the resort feature a village which will include a cluster of casinos, hotels, restaurants, theaters and other entertainment attractions. Management believes that with its beachfront location and contiguous golf course, the property is the best site for such a development in the rapidly growing Gulf Coast market.

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources ("DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the finalization of the Environmental Impact Statement ("EIS"). The Company has received the draft of the EIS, the notice of which was posted in the Federal Register in early June for public comment.

  In March 1999, to facilitate its proposed master plan development, the Company entered into contracts with the State of Mississippi and the owners of Deer Island to purchase for $15.0 million and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located just offshore of Biloxi. It is primarily a wilderness which the state would preserve for use by the people of Mississippi. This transaction completes another essential step towards securing the necessary agreements and approvals from the State of Mississippi for the Company's "Destination Broadwater" development plans. The purchase and conveyance of the title are contingent on the occurrence of various events, including the issuance to the Company of all required federal, state and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino licenses necessary for development of Destination Broadwater.

  In connection with the Company's proposed "Destination Broadwater" development plan, to date, the Company has not identified any specific financing alternatives or sources as the necessary regulatory approvals have not been obtained. There can be no assurance that the Company will be able to obtain the regulatory approvals or the requisite financing. Should the Company fail to raise the required capital, such failure would materially and adversely impact the Company's business plan.

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

  This competitive disadvantage will soon escalate. Effective August 28, 2000, Missouri will begin to allow credits generated through use of the bill validators to go directly to the slot "credit meter" for use by the customer. Presently in Missouri, a customer using a bill validator receives tokens in the tray and then must feed these tokens into the machine. The regulatory change will provide a significant added convenience to slot players.

  In March 2000, the Company purchased 850 previously owned slot machines that are equipped with bill validators and are fitted to operate with an electronic loss limit system that the Company is installing. It is anticipated that the installation of these slot machines and the new system will be completed during the fall of 2000. Management believes that when completed, the Company will be better positioned to compete in the St. Louis market.

  Relocation of the "Admiral"

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

  The platform construction on the levee began in September 1999. As of the end of May 2000, the Company has spent approximately $2.9 million on the relocation, of which the City has reimbursed the Company $2.2 million.

  It is anticipated that the move will be completed by the fall of 2000, river conditions permitting. The river height must be below 10 feet to allow the "Admiral" to maneuver under two bridges to its new location. It is anticipated the "Admiral" will be closed approximately two weeks to effectuate the move, including the physical move of the "Admiral," utility hook up and re-installation of the slot machines.

  The anticipated benefits of relocating the "Admiral" include:

  Ingress/Egress -- Traffic ingress to and egress from the casino, at its present location, is difficult. Access from the major highways has
historically been poor.   Significant improvements in exit and entrance ramps
to the Laclede's Landing area off the main highway have been recently completed. In addition, road improvements within the Laclede's Landing area are underway or completed. Four roads to and from the main highway will provide improved ingress/egress at the new location.

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

  Flooding -- Flooding and high water on the Mississippi River has negatively impacted the financial results of the "Admiral" operations every year since it has opened. The impact first occurs as the river rises and reduces or totally eliminates parking on the levee, which is currently the closest parking to the casino. Periodically the river level has reached levels that have made the construction of costly scaffolding necessary to keep access to the casino open. The new location is four feet higher and will be much less susceptible to flooding. Historically, if the "Admiral" had been at its new location since it opened for gaming in 1994, it is unlikely that the casino would have been forced to close due to flooding.

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

  Commercial Development -- There has been significant commercial development in recent years in the Laclede's Landing area. The number of conventions and entertainment at the nearby convention center and TWA Dome continues to be a catalyst for business in the area. Management believes that the relocated "Admiral" will serve as a catalyst for further commercial and entertainment growth in the Laclede's Landing area.

  While the management believes both the slot upgrade and relocation of the "Admiral" should enhance St. Louis operations, there can be no assurances that these expected benefits will be realized.

Results of Operations

Three-Month Period Ended May 31, 2000 Compared to the
Three-Month Period Ended May 31, 1999

  The results of operations for the three-month periods ended May 31, 2000 and 1999 include the gaming results for the Company's operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the non-gaming operations for Davenport (the Blackhawk Hotel), Biloxi (the Broadwater Property) and St. Louis (Gateway Riverboat Cruises).

  The following table highlights the results of the Company's operations.

                                           Three Months Ended May 31,
                                               2000        1999
                                              ------      ------
                                                 (in millions)

          Davenport, Iowa Operations
            Operating revenues               $  18.9     $  20.9
            Operating income                 $   2.1     $   2.4

          Biloxi, Mississippi Operations
            Operating revenues               $  15.0     $  15.4
            Operating income                 $   1.7     $   1.2

          St. Louis, Missouri Operations
            Operating revenues               $  16.6     $  16.7
            Operating income                 $   0.8     $   0.7

          Corporate Leasing Operations
            Operating revenues               $    --     $   1.4
            Operating income (loss)          $  (1.0)    $   0.9

          Corporate Administrative
            and Development
            Operating loss                   $  (1.3)    $  (1.1)

  The following table highlights certain supplemental measures of the Company's financial performance.

                                          Three Months Ended May 31,
                                               2000        1999
                                              ------      ------
                                            (dollars in millions)
          Davenport, Iowa Operations
            EBITDA                           $   3.2     $   3.5
            EBITDA margin                       16.9%       16.7%

          Biloxi, Mississippi Operations
            EBITDA                           $   2.5     $   2.0
            EBITDA margin                       16.7%       13.0%

          St. Louis, Missouri Operations
            EBITDA                           $   1.9     $   2.1
            EBITDA margin                       11.4%       12.6%

          Corporate Leasing Operations
            EBITDA                           $  (0.3)    $   1.2

          Corporate Administrative
            and Development
            EBITDA                           $  (1.3)    $  (1.1)

  "EBITDA" consists of earnings from operations before interest, income taxes, depreciation and amortization. For the purposes of this presentation, EBITDA margin is calculated as EBITDA divided by operating revenue.

  EBITDA and EBITDA margin are not determined in accordance with generally accepted accounting principles. Since not all companies calculate these measures in the same manner, the Company's EBITDA measures may not be comparable to similarly titled measures reported by other companies.

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

  Operating revenues. The Company generated consolidated operating revenues of $50.5 million during the three-month period ended May 31, 2000 compared to $54.4 million during the three-month period ended May 31, 1999, a decrease of $3.9 million, or 7.2%. While the St. Louis operations experienced relatively the same revenue during both three-month periods, the Davenport and Biloxi operations experienced decreases in operating revenues of $2.0 million and $0.4 million, respectively. Additionally, the corporate leasing operation experienced a $1.4 million decrease in operating revenues as a result of a charter agreement with a third party terminating in July 1999.

  Gaming revenues from the Company's Davenport operations decreased $1.8 million during the three-month period ended May 31, 2000, compared to the three-month period ended May 31, 1999, primarily as a result of the change in Illinois legislation in July 1999 eliminating the requirement of Illinois riverboat casinos to cruise, which has allowed Davenport's Illinois competitor to gain a larger share of the market. Gaming revenues in the Company's Biloxi and St. Louis operations remained relatively stable during both three-month periods.

  The Company's revenues from food and beverage, hotel, retail and other (net of promotional allowances) were $4.8 million during the three-month period ended May 31, 2000, compared to $6.8 million during the three-month period ended May 31, 1999, a decrease of $2.0 million or 29.4%. The decrease was largely attributable to (i) a combined $0.6 million decline in food and beverage at the operating properties and (ii) a decrease in charter revenues of $1.4 million as a result of a charter agreement with a third party terminating in July 1999.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $27.3 million during the three-month period ended May 31, 2000, compared to $28.3 million during the three-month period ended May 31, 1999, a decrease of $1.0 million or 3.5%. The decrease in gaming costs was primarily attributable to (i) the $1.9 million decrease in gaming revenues and those costs directly affected by the decreased revenue levels, such as gaming and admission taxes and (ii) the reduction of wide area progressive slot machine rentals. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 59.7% in the three-month period ended May 31, 2000 from 59.4% during the three-month period ended May 31, 1999.

  The Company's consolidated selling, general and administrative expenses were $12.0 million during the three-month period ended May 31, 2000, compared to $12.9 million during the three-month period ended May 31, 1999, a decrease of $0.9 million or 7.0%. The decrease in selling, general and administrative expense is primarily due to a $0.6 million reduction in lease expense resulting from the purchase of the "President Casino-Broadwater," the Company's Biloxi casino barge which was formerly leased, and a combined decrease of $0.5 million at the Company's Davenport and St. Louis operations, offset by increases of $0.2 million primarily related Corporate legal expense related to debt restructuring efforts and $0.2 million of leasing operations expense resulting from the ongoing maintenance of the Company's vessels which are no longer used in the Company's operations. As a percentage of consolidated revenues, selling, general and administrative expenses were 23.8% during both three-month periods ended May 31, 2000 and 1999.

  Operating income. As a result of the foregoing items, the Company had operating income of $2.3 million during the three-month period ended May 31, 2000, compared to operating income of $4.1 million during the three-month period ended May 31, 1999.

  Interest expense, net. The Company incurred net interest expense of $5.2 million during the three-month period ended May 31, 2000, compared to $4.7 million during the three-month period ended May 31, 1999 an increase of $0.5 million or 10.6%. The increase is primarily the result of interest incurred on debt associated with the purchase of the "President Casino-Broadwater" barge, an increase in the interest rate on the Broadwater Property note and compounding interest on the notes in default.

  Minority interest expense. The Company incurred $0.4 million minority interest expense for the three-month period ended May 31, 2000, compared to a $0.3 million expense for the three-month period ended May 31, 1999.

  Net loss. The Company incurred a net loss of $3.2 million during the three-month period ended May 31, 2000, compared to a net loss of $1.0 million during the three-month period ended May 31, 1999.

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

  By suspending the interest payments on the Senior Exchange Notes and Secured Notes until such time as a restructuring plan has been negotiated and implemented, the Company believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels during the restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with any restructuring plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period. The Company remains current with all its vendors and suppliers.

  As of May 31, 2000, the Company has $11.1 million of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $8.0 million to $9.5 million of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  The $3.0 million of the Company's restricted cash relates to the Broadwater Property. Pursuant to debt agreement for the Broadwater Property, revenues are deposited in lockboxes that are controlled by the lender. Such revenues include the operations of the hotels and golf course and $2.9 million annually of proceeds from rental of the Biloxi casino's mooring site. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements.
The $1.0 million restricted short-term investments consists of certificates of deposit guaranteeing certain obligations of the Company.

  The Company generated cash flow from operating activities of $3.5 million during the three-month period ended May 31, 2000, compared to $4.7 million during the three-month period ended May 31, 1999.

  The Company experienced a net cash decrease from investing activities of $3.1 million during the three-month period ended May 31, 2000, compared to a decrease of $2.0 million during the three-month period ended May 31, 1999.
The net cash decrease from investing activities during both periods resulted primarily from expenditures on property and equipment. During the three-month period ended May 31, 2000, the Company had fixed asset additions of approximately $3.7 million, of which, $0.9 million was a non-cash addition in exchange for debt. The Company spent approximately $0.3 million, $1.9 million and $0.3 million at the Company's Biloxi, St. Louis and Davenport operations, respectively. Additionally, the Company spent $0.3 million in conjunction with Destination Broadwater.

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

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC is obligated to pay to the lender a loan fee in the amount of $7.0 million which will be fully earned and nonrefundable when the Indebtedness is repaid. As of May 31, 2000, the Company has accrued $6.6 million of this loan fee. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company has continued to make the monthly interest payments related to this note and is in negotiations with the lender regarding extending the note past its July 2000 maturity date as management believes the Company will not have the resources available at that time to pay such indebtedness. No action has been taken by the lender to accelerate the note and declare the unpaid principal and loan fee due and payable.

  In August 1999, the Company purchased "President Casino-Broadwater," the vessel on which the Company conducts its Biloxi gaming operations. The Company paid $1.0 million at closing and financed $5.4 million. Under the terms of the agreement, the Company made monthly combined interest and principal payments of $0.3 million through March 2000. The Company made the scheduled payment of $0.1 million on April 1, 2000. The balloon payment due of $3.7 million was not made on April 15, 2000 and the note is in default. Instead a payment of $0.3 million was made at that date and subsequent payments of $0.3 million was made in May and June 2000. The Company has reached an agreement in principle to extend the payment obligations under this note and is finalizing the documentation. The extended note is expected to have a restructuring fee of $0.1 million, monthly payments of $0.3 million and mature in March 2001.

  The 9.67% term note payable is collateralized by the vessel "President Casino-Mississippi" and various equipment with a net book value of $7.4 million as of May 31, 2000, and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The Company received a waiver of the net worth covenant through the period ended September 30, 2000, at which time the Company's net worth requirement will return to $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  TCG, the Company's 95%-owned partnership, maintains a line of credit provided by Firstar Bank, N.A., collateralized by first mortgages on the M/V "President" and the Blackhawk Hotel, with net book values as of May 31, 2000, of $5.7 million and $3.9 million, respectively, various personal property and an assignment of various contracts. As of May 31, 2000, the line of credit was $1.8 million. The line of credit terminates in September 2000. The line of credit is available exclusively to TCG. Distributions from TCG to its general partner are limited by its partnership agreement. The Company has continued to make the principal and interest payment required under the line including the $0.4 million principal payment that was due and paid in March 2000.

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

Forward Looking Statements

  This quarterly report on Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this quarterly report on Form 10-Q and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects;
(ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continuation of future operating and net losses by the Company; (ii) the inability of the Company to restructure its debt obligations; (iii) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations; (iv) developments or new initiatives by our competitors in the markets in which we compete; (v) our stock price; (vi) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (vii) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this quarterly report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

        (b)  Reports on Form 8-K

             On March 7, 2000, the Company filed a Current Report on Form 8-K dated March 7, 2000, reporting under Item 5 that the Company would not be able to meet its obligation to pay the $6.4 million interest with respect to its $75.0 million Senior Notes and $25.0 million Secured Notes due March 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: June 30, 2000                          /s/ James A. Zweifel
                                            -----------------------------
                                             James A. Zweifel
                                             Executive Vice President and
                                             Principal Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.


  27      Financial Data Schedule for the three-months ended May 31, 2000.