Form 10-Q
period 2000-08-31
PRESIDENT CASINOS INC
filed 2000-10-19
CIK 888507

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

                 For the quarterly period ended August 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.06 par value, 5,032,450 shares outstanding as of October 19, 2000.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 29, 2000...............................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three and Six Months Ended August 31, 2000
      and 1999............................................................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 2000 and 1999...................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....30

Part II.   Other Information

  Item 1.  Legal Proceedings.............................................30

  Item 2.  Changes in Securities.........................................30

  Item 3.  Defaults Upon Senior Securities...............................30

  Item 4.  Submission of Matters to a Vote of Security Holders...........31

  Item 5.  Other Information.............................................31

  Item 6.  Exhibits and Reports on Form 8-K..............................31


Signature................................................................32

Part I.  Financial Information
Item 1.  Financial Statements

                           PRESIDENT CASINOS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                   (in thousands, except per share data)

                                                        Aug. 31,   Feb. 29,
                                                          2000       2000
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 10,213   $ 12,408
  Restricted cash................................          2,894      2,780
  Restricted short-term investments..............            975        960
  Accounts receivable, net of allowance for
    doubtful accounts of $256 and $331...........            989      1,401
  Inventories....................................          1,742      1,728
  Prepaid expenses and other current assets......          3,424      2,218
                                                        ---------  ---------
      Total current assets.......................         20,237     21,495
Property and equipment, net of accumulated
  depreciation of $76,407 and $81,027............        131,558    142,490
Other assets.....................................            851      1,409
                                                        ---------  ---------
                                                        $152,646   $165,394
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term debt................................       $  2,728   $  4,513
  Current maturities of long-term debt...........        135,657    135,577
  Accrued loan fee...............................          7,000      5,996
  Accounts payable...............................          4,010      3,969
  Accrued payroll and benefits...................          6,927      7,499
  Accrued interest...............................         13,220      6,445
  Other accrued expenses.........................          7,799      7,756
                                                        ---------  ---------
      Total current liabilities..................        177,341    171,755
Long-term liabilities:
   Notes payable.................................            --         --
                                                        ---------  ---------
      Total liabilities..........................        177,341    171,755
                                                        ---------  ---------
Minority interest................................         13,857     13,220
Commitments and contingencies....................            --         --
Stockholders' deficit:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, $0.06 par value per share;
    100,000 shares authorized; 5,033 shares
    issued and outstanding.......................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................       (140,583)  (121,612)
                                                        ---------  ---------
      Total stockholders' deficit................        (38,552)   (19,581)
                                                        ---------  ---------
                                                        $152,646   $165,394
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.

                             PRESIDENT CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (in thousands, except per share data)


                                                 Three Months                  Six Months
                                               Ended August 31,             Ended August 31,
                                               2000        1999             2000        1999
                                              ------      ------           ------      ------

OPERATING REVENUES:
  Gaming...................................  $ 41,958    $ 46,257         $ 87,630    $ 93,793
  Food and beverage........................     5,956       6,458           11,541      12,634
  Hotel....................................     2,246       2,252            4,153       4,263
  Retail and other.........................     1,648       2,524            3,184       5,521
  Less promotional allowances..............    (4,525)     (4,788)          (8,774)     (9,153)
                                             ---------   ---------        ---------   ---------
    Net operating revenues.................    47,283      52,703           97,734     107,058
                                             ---------   ---------        ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming and gaming cruise.................    25,656      28,031           52,947      56,291
  Food and beverage........................     3,719       4,042            7,431       7,936
  Hotel....................................       821         853            1,608       1,579
  Retail and other.........................       662         742            1,332       1,505
  Selling, general and administrative......    12,523      12,645           24,536      25,495
  Depreciation and amortization............     2,806       2,660            6,388       6,324
  Impairment of long-lived assets..........    11,400         --            11,400         --
  Development costs........................        96          38              164         133
                                             ---------   ---------        ---------   ---------
    Total operating costs and expenses.....    57,683      49,011          105,806      99,263
                                             ---------   ---------        ---------   ---------
OPERATING INCOME (LOSS)....................   (10,400)      3,692           (8,072)      7,795
                                             ---------   ---------        ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................       112         165              210         296
  Interest expense.........................    (5,088)     (4,934)         (10,373)     (9,812)
                                             ---------   ---------        ---------   ---------
    Total other income (expense)...........    (4,976)     (4,769)         (10,163)     (9,516)
                                             ---------   ---------        ---------   ---------
LOSS BEFORE MINORITY INTEREST..............   (15,376)     (1,077)         (18,235)     (1,721)
Minority interest..........................       366         359              736         691
                                             ---------   ---------        ---------   ---------

NET LOSS...................................  $(15,742)   $ (1,436)        $(18,971)   $ (2,412)
                                             =========   =========        =========   =========


Basic and diluted net loss per share
     From continuing operations............  $  (3.13)   $  (0.29)        $  (3.77)   $  (0.48)
                                             =========   =========        =========   =========

Weighted average common and dilutive
 potential shares outstanding..............     5,033       5,033            5,033       5,033
                                             =========   =========        =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Six Months Ended August 31,
                                                         2000        1999
                                                        ------      ------

Net cash provided by operating activities.........    $  6,513    $  5,960
                                                      ---------   ---------

Cash flows from investing activities:
  Expenditures for property and equipment.........      (5,532)     (4,060)
  Change in restricted cash.......................        (114)         98
  Payment of minority interest....................        (100)       (250)
  Proceeds from sales of property and equipment...           2         129
  Other...........................................         (14)         87
                                                      ---------   ---------
      Net cash used in investing activities.......      (5,758)     (3,996)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................      (2,948)       (251)
  Payments on capital lease obligations...........          (2)       (904)
                                                      ---------   ---------
      Net cash used in financing activities.......      (2,950)     (1,155)
                                                      ---------   ---------
Net increase (decrease) in cash
      and cash equivalents........................      (2,195)        809
Cash and cash equivalents at beginning of period..      12,408      17,110
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 10,213    $ 17,919
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $  2,109    $  7,444
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $  1,338    $  5,393
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          (dollars in thousands)

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

  PCI owns and operates riverboat and dockside gaming casinos through its subsidiaries. As of August 31, 2000, the Company conducted riverboat and/or dockside gaming operations in Davenport, Iowa; in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"); and in St. Louis near the base of the Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. The Broadwater Property in Biloxi is owned by the President Broadwater Hotel, LLC, a limited liability corporation in which the Company has a 100% ownership interest. The Company also operates two nongaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations (see Note 7). The Davenport casino operations were managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Blackhawk Hotel in Davenport was a wholly-owned subsidiary of the Company.

Basis of Presentation

  The Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain its operations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $75,000 Senior Exchange Notes and $25,000 Secured Notes. Accordingly, the Company has not paid the regularly scheduled interest payments of $6,375 that were each due and payable March 15, and September 15, 2000, respectively. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  On October 10, 2000, the Company and its principal subsidiaries entered into an agreement with holders of certain of its 13% Senior Exchange Notes due

September 15, 2001 of which $75,000 are currently outstanding and with all of the holders of its 12% Secured Notes due September 15, 2001, of which $25,000 are outstanding. The note holders constitute an unofficial committee comprised of certain holders of the Company's notes.

  The agreement was entered into in contemplation of the sale of the Davenport operations. The agreement contemplates that a portion of the proceeds will be placed in an escrow account as collateral for the notes and that this amount shall be used to purchase certain of the notes at par, following a joint consent solicitation and tender offer to the note holders to waive certain defaults and amend the indentures, to pay missed interest payments and to purchase certain notes. The receipt of consents and waivers by holders of at least 98% in aggregate principal amount of the Senior Exchange Notes will be a condition precedent to the consummation of the repurchase. The escrowed portion of the Davenport sale proceeds will be applied to the notes at the earlier of the closing of the repurchase or November 30, 2000. If the repurchase does not occur by November 30, 2000, and the noteholders have received the net proceeds, then upon satisfaction of certain additional conditions, the Company has until May 30, 2001 to effectuate the restructuring through a confirmed reorganization plan.

  The agreement also contemplates the sale of the Company-owned vessel, the "New Yorker," prior to December 31, 2000.

  While the agreement contemplates the preparation and execution of definitive documents to accomplish the terms of an attached term sheet, there can be no assurance that such agreements will be prepared in acceptable form such that they will be executed by all necessary parties. The term sheet anticipates that the proceeds from the Davenport sale shall pay outstanding interest due under both the Senior Exchange Notes and the Secured Notes, that principal and interest will be paid on the Biloxi casino barge obligation, which has been done, and working capital will be made available to the Company in an amount not to exceed $2,000.

  In addition, $4,900 will be placed in an escrow account and pledged as collateral for the notes to be applied to the interest payment due note holders on March 15, 2001. The remainder shall be applied to purchase the notes at par on a pro rata basis with the two issuances as follows: 75% to the holders of the Senior Exchange Notes and 25% to the holders of the Secured Notes.

  The maturity of the Secured Notes will be extended to September 15, 2003, if the Company meets a certain interest coverage ratio.

  The 13% Senior Exchange Notes shall be amended to provide for a sinking fund payment of $15,000 on July 31, 2001 in lieu of the $25,000 redemption scheduled for September 15, 2000, assuming the "Admiral" is relocated and opened and new slot product is operational by November 30, 2000. If there are delays there are provisions for an extension. The sinking fund payment schedule shall be excused if the St. Louis operations meet a performance test based on EBITDA. The maturity date on the 13% Senior Exchange Notes shall be extended to September 15, 2003 if the Company meets a certain interest coverage ratio. To secure the Senior Exchange Notes, the Company will grant security interests on virtually all of its remaining assets, including a subordinate security interest in the Biloxi casino barge after a $4,000 pledge to another creditor.

  The Company will issue to the note holders on a pro rata basis warrants to purchase 10% of the common stock of the Company at an exercise price of $2.625 per share. The warrants will have a 5-year period. Registration rights will be granted.

  All agreements are contingent upon due diligence, the absence of material adverse change and documentation being in form and substance satisfactory to the committee and its counsel. The full text of the agreement and the term sheet incorporated therein are attached hereto as Exhibit 10.1 and incorporated herein by reference.

  The Company did not pay the $3,966 note which was due April 15, 2000, associated with the purchase of the Biloxi casino barge and the note was in default as of August 31, 2000. A payment of $325 was made April 15, 2000 and the Company has continued to make monthly combined principal and interest each month thereafter. On October 10, 2000, the Company paid the then outstanding principal balance of $1,853, interest of $16 and a restructuring fee of $67 from the proceeds of the sale of its Davenport operations.

  Additionally, the Company did not pay the $30,000 note and the associated $7,000 loan fee due July 22, 2000 related to the Broadwater Property. The Company is currently in negotiations with the lender to restructure this debt. Also in default, due to cross default provisions associated with other debt agreements, is the Company's $2,800 "President Casino-Mississippi" note. This debt is currently due and classified in current liabilities. See Note 3 - Short-Term Debt and Notes Payable.

  By suspending certain interest and principal payments until such time as a restructuring plan has been negotiated and implemented, the Company believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels during the restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with the restructuring plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period. The Company remains current with all its vendors and suppliers.

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

  As of August 31, 2000, the Company has $10,213 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $8,000 to $9,500 of cash to fund daily operations. The subsequent sale of the Davenport casino and hotel operations reduced this requirement by approximately $2,500. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  On October 10, 2000, the Company sold the assets of its Davenport operations for aggregate consideration of $58,200 in cash. An allocation of $56,100 has been made to the assets of TCG and $2,100 to the assets of the Blackhawk Hotel. The Company anticipates it will recognize a gain of approximately $33,000 on the transaction. The Company made combined principal and interest payments of $1,851 and $1,953 to pay off TCG's line of credit and the "President Casino-Broadwater" note, respectively. The Company is continuing negotiations with its bond holders and lenders as to the use of proceeds from the sale as it relates to the restructuring of its indebtedness. See Note 5 - Segment Information, for results of operations of the Davenport property.

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

2.  Property and Equipment

  During August 2000, management evaluated the net realizable value of its assets based on their intended future use and current market conditions. Specifically, during the quarter, the Company entered into an option to sell one vessel and with the sale of the Davenport properties, the need to maintain a reserve vessel for the upcoming hull inspection was eliminated. As a result, the Company recorded an impairment of long-lived assets of $11,400 on two casino vessels not currently used by the Company's operations and accounted for in the Company's leasing segment. The net realizable value was determined primarily by current offers on the vessels.

3.  Short-Term Debt and Notes Payable

  Short-term debt is summarized as follows:

                                                      Aug. 31,       Feb. 29,
                                                        2000           2000
                                                       ------         ------
  "President Casino-Broadwater" note payable......   $  2,135        $  3,966
  Construction note payable.......................        237             --
  Various equipment notes payable.................        356             547
                                                     ---------       ---------
       Short-term debt............................   $  2,728        $  4,513
                                                     =========       =========

  "President Casino-Broadwater" Barge Note

  In August 1999, the Company purchased "President Casino-Broadwater," the vessel on which the Company conducts its Biloxi gaming operations. The Company had previously leased the "President Casino-Broadwater" since June 1995. The Company paid $1,000 at closing and $5,393 was financed by the seller. Under the terms of the agreement, the Company made monthly combined interest and principal payments of $290 through March 2000. The Company made the scheduled payment of $145 on April 1, 2000. The balloon payment due April 15, 2000 of $3,652 was not made and the note was in default. Instead payments of $325 were made April 15, 2000, and each month thereafter. On October 10, 2000, the Company paid the then outstanding principal balance of $1,853, interest of $16 and a restructuring fee of $67 from the proceeds of the sale of its Davenport operations.

  Construction Note Payable

  In conjunction with the relocation of the "Admiral" (see Note 6), the Company has negotiated extended payments with a vendor providing certain services related to the new site development. Under the terms of the agreement, the Company pays $250 against progress billings and any unpaid outstanding balance bears an interest rate of 9.75%. As of August 31, 2000, the Company had paid $500 against $737 invoiced.

  Various Equipment Notes Payable

  TCG and President Missouri purchased various gaming and office equipment on payment terms ranging from six to twelve months. The terms are non-interest bearing and payments are generally due monthly. The notes are collateralized by gaming and office equipment with a net book value of $937 as of August 31, 2000.

  Current and non-current portions of long-term notes payable are summarized as follows:

                                                     August 31,       Feb.29,
                                                        2000           2000
                                                       ------         ------
  Senior Exchange notes, 13%, principal
    payments of $25,000 due September 2000 and
    $50,000 due September 2001, net of discount
    of $163 and $284..............................   $ 74,837        $ 74,716
  Secured Notes, 12%, principal payment of
    $25,000 due September 2001, net of a gain
    on modification of terms of $443 and $655.....     25,443          25,655
  Broadwater Hotel note payable, variable
    interest rate, 10.625% and 9.875% as of
    August 31 and February 29, 2000, respectively,
    principal payment due July 2000...............     30,000          30,000
  M/V "President Casino-Mississippi" note payable,
   variable interest rate, 9.67% and 9.29% as of
   August 31 and February 29, 2000, respectively,
   principal payments due quarterly of $100,
   with a final payment of $2,100 due
   August 2002....................................      2,800           3,000
  Line of credit, prime plus 0.5%, combined
   rate of 10.0% and 9.0% as of August 31 and
   February 29, 2000, respectively................      1,800           2,200
  Gaming equipment note payable, 11.0%, monthly
   combined principal and interest payments of
   $10 due through August 2000, monthly
   combined principal and interest payments of
   $74 due September 2000 through August 2001.....        774             --
                                                     ---------       ---------
     Total notes payable..........................    135,654         135,571

   Less: Current maturities.......................   (135,654)       (135,571)
                                                     ---------       ---------
                                                     $    --         $    --
                                                     =========       =========

  Senior Exchange Notes

  In April 1995, the Company exchanged $100,000 of Senior Notes for an equal principal amount of 13% Senior Exchange Notes due 2001 ("Senior Exchange Notes") registered under the Securities Act of 1933. The Senior Exchange Notes rank equal in right of payment to all present and future senior debt (as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture")) of the Company and its subsidiaries and were payable as follows:
25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG is limited in amount. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets. On October 10, 2000, the Company and its principal subsidiaries entered into an agreement with holders of certain of its Senior Exchange Notes and with all of the holders of the Secured Notes. See Note 1-Basis of Presentation.

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

  Broadwater Hotel Note-10.625%

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and nonrefundable when the Indebtedness was due. The Company has continued to make the monthly interest payments related to this note and is in negotiations with the lender regarding restructuring this debt under acceptable terms. There can be no assurances that such negotiations will be successful.

  M/V "President Casino-Mississippi" Note-9.67%

  The 9.67% term note payable is collateralized by the vessel "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The Company received a waiver of the net worth covenant through the period ended September 30, 2000, at which time the Company's net worth
requirement returned to $40,000.   The aforementioned default on the Company's
Senior Exchange Notes and Secured Notes also constituted a default under this vessel note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  Line of Credit

  TCG, the Company's 95%-owned partnership, maintained a line of credit provided by Firstar Bank, N.A., collateralized by a first mortgage on the M/V "President" and first mortgages on the Blackhawk Hotel with net book values as of August 31, 2000, of $5,433 and $3,825, respectively, various personal property and an assignment of various contracts. Principal of $1,800 and interest of $51 were paid from the proceeds of the sale of the assets of the Davenport casino operations and the line of credit was terminated on October 10, 2000.

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

5.  Segment Information

  The Company evaluates performance based on operations EBITDA. Operations EBITDA is earnings before interest, taxes, depreciation and amortization of each of the reportable segments. Corporate and development expenses, gain/loss on sale of assets and impairment of long-lived assets are not allocated to the reportable segments and are therefore excluded from operations EBITDA.

  The Company has no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

  The Company's reportable segments are based on its three geographic gaming operations and its leasing operation. The Biloxi Properties consists of the Biloxi casino and the Broadwater Property; the Davenport Properties consists of the Davenport casino and the Blackhawk Hotel; and the St. Louis Properties consists of the St. Louis casino and Gateway Riverboat Cruises.

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets.

                                                    Three Months              Six Months
                                                  Ended August 31,          Ended August 31,
                                                   2000      1999            2000      1999
                                                  ------    ------          ------    ------
   OPERATING REVENUES:
    Biloxi Properties......................      $ 14,221  $ 15,999        $ 29,108  $ 31,341
    Davenport Properties...................        17,930    20,036          36,850    40,971
    St. Louis Properties...................        15,132    16,276          31,776    32,926
                                                 --------- ---------       --------- ---------
     Gaming and ancillary operations.......        47,283    52,311          97,734   105,238
    Leasing Operation......................           --        392             --      1,820
                                                 --------- ---------       --------- ---------

      Net operating revenues...............      $ 47,283  $ 52,703        $ 97,734  $107,058
                                                 ========= =========       ========= =========


                                                    Three Months               Six Months
                                                  Ended August 31,          Ended August 31,
                                                   2000      1999            2000      1999
                                                  ------    ------          ------    ------
    EBITDA (before development and
      impairment expenses and gain/loss
      on sale of property and equipment):
    Biloxi Properties......................      $  1,640  $  1,904        $  4,140  $  3.875
    Davenport Properties...................         2,825     3,896           6,002     7,413
    St. Louis Properties...................           827     1,704           2,701     3,818
                                                 --------- ---------       --------- ---------
     Gaming and ancillary operations.......         5,292     7,504          12,843    15,106
    Leasing Operation......................          (267)       55            (600)    1,312
                                                 --------- ---------       --------- ---------
        Operations EBITDA..................         5,025     7,559          12,243    16,418

    OTHER COSTS AND EXPENSES:
    Corporate expense......................         1,106     1,175           2,351     2,168
    Development expense....................            96        38             164       133
    Depreciation and amortization..........         2,806     2,660           6,388     6,324
    Impairment of long-lived assets........        11,400       --           11,400       --
    (Gain)/loss on sale of assets..........            17        (6)             12        (2)
                                                 --------- ---------       --------- ---------
      Total other costs and expenses.......        15,425     3,867          20,315     8,623
                                                 --------- ---------       --------- ---------
    OPERATING INCOME (LOSS)................       (10,400)    3,692          (8,072)    7,795
                                                 --------- ---------       --------- ---------
    Interest expense, net..................         4,976     4,769          10,163     9,516
                                                 --------- ---------       --------- ---------
    LOSS BEFORE MINORITY INTEREST..........       (15,376)   (1,077)        (18,235)   (1,721)
    Minority interest......................           366       359             736       691
                                                 --------- ---------       --------- ---------

    NET LOSS...............................      $(15,742) $ (1,436)       $(18,971) $ (2,412)
                                                 ========= =========       ========= =========

                                                   Aug. 31,   Feb. 29,
                                                    2000        2000
                                                   ------      ------
      Property and Equipment:
        Biloxi Properties.....................   $ 53,751    $ 54,638
        Davenport Properties..................     22,021      22,873
        St. Louis Properties..................     39,446      36,496
                                                 ---------   ---------
          Gaming and ancillary operations.....    115,218     114,007
        Leasing Operations....................     13,023      25,685
                                                 ---------   ---------
          Operations Assets...................    128,241     139,692
        Corporate Assets......................         43          54
        Development Assets....................      3,274       2,744
                                                 ---------   ---------
          Net Property and Equipment..........   $131,558    $142,490
                                                 =========   =========

                                                Six Months Ended Aug. 31,
                                                    2000        1999
                                                   ------      ------
      Additions to Property and Equipment:
        Biloxi Properties.....................   $    532    $  7,322
        Davenport Properties..................        636         924
        St. Louis Properties..................      5,170         540
                                                 ---------   ---------
           Gaming and ancillary operations....      6,338       8,786
        Leasing Operations....................        --           -
                                                 ---------   ---------
          Operations Assets...................      6,338       8,786
        Corporate Assets......................          2           8
        Development Assets....................        530         659
                                                 ---------   ---------
                                                  $ 6,870    $  9,453
                                                 =========   =========

  Included in additions to property and equipment is $1,338 of assets acquired in exchange for debt.

6. Relocation of the "Admiral"

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its current location on the Mississippi River. It is anticipated that the new location will enhance access to the casino, provide better parking and be less susceptible to flooding.

  The aggregate cost to relocate the "Admiral" and construct ancillary facilities is expected to be approximately $8,500. Under the terms of the agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. The Company will pay for the remaining costs. Under the terms of the agreement, the Company has placed $500 in escrow to be used to fund a portion of these costs. It is anticipated that the City will repay the $2,400 in debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed completion of the project and repayment of the $2,400 bank debt if the City fails to pay the obligation. Construction began in September 1999 and the move is anticipated to occur during November 2000, subject to weather and river conditions. The Company expects to fund this project from operating cash flow (see Note 1).

7.  SUBSEQUENT EVENT

  On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations for aggregate consideration of $58,200 in cash. An allocation of $56,100 has been made to the assets of TCG and $2,100 to the assets of the Blackhawk Hotel. The Company anticipates it will recognize a gain of approximately $33,000 on the transaction. See Note 5-Segment Information, for results of operations of the Davenport properties. The Company made combined principal and interest payments of $1,851 and $1,953 to pay off its line of credit and the "President Casino-Broadwater" note, respectively. The Company is continuing negotiations with its bond holders and lenders as to the use of proceeds from the sale as it relates to the restructuring of its indebtedness. See Note 1-Basis of Presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report.

  The Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain its operations. As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Exchange Notes and Secured Notes. Accordingly, the Company has not paid the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, 2000 and September 15, 2000, respectively. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  The Company did not pay the $4.0 million note which was due April 15, 2000, associated with the purchase of the Biloxi casino barge and the note was in default. Instead, a payment of $0.3 million was made on that date and the Company has continued to make monthly combined principal and interest payments of $0.3 million each month thereafter. On October 10, 2000, the Company paid the then outstanding principal balance of $1.9 million and a restructuring fee of $0.1 million from the proceeds of the sale of its Davenport operations.

  Additionally, the Company did not pay the $30.0 million note and the associated $7.0 million loan fee due July 22, 2000 related to the Broadwater Property. The Company continues to make monthly interest payments and is currently negotiating with the lender for restructuring the debt. Also in default, due to cross default provisions associated with other debt agreements, is the Company's $2.8 million "President Casino-Mississippi" note. The Company continues to make quarterly principal and interest payments.
These debts are currently due and classified in current liabilities. In the event that these notes are accelerated, at this time the Company does not have the resources available to repay such indebtedness. See Liquidity and Capital Resources.

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

  On October 10, 2000, the Company sold the assets of its Davenport operations for aggregate consideration of $58.2 million in cash. An allocation of $56.1 million has been made to the assets of TCG and $2.1 million to the assets of the Blackhawk Hotel. The Company anticipates it will recognize a gain of approximately $33.0 million on the transaction. The Company made combined principal and interest payments of $1.9 million and $2.0 million to pay off its line of credit and the "President Casino-Broadwater" note, respectively. The Company is continuing negotiations with its lenders as to the use of the balance of the proceeds from the sale as it relates to the restructuring of its indebtedness.

  On October 10, 2000, the Company and its principal subsidiaries entered into an agreement with holders of certain of its Senior Exchange Notes due September 15, 2001 of which $75.0 million are currently outstanding and with all of the holders of its Secured Notes due September 15, 2001, of which $25.0 million are outstanding. The note holders constitute an unofficial committee comprised of certain holders of the Company's notes.

  The agreement was entered into in contemplation of the sale of the Davenport operations. The agreement contemplates that a portion of the proceeds will be placed in an escrow account as collateral for the notes and that this amount shall be used to purchase certain of the notes at par, following a joint consent solicitation and tender offer to the note holders to waive certain defaults and amend the indentures, to pay missed interest payments and to purchase certain notes. The receipt of consents and waivers by holders of at least 98% in aggregate principal amount of the Senior Exchange Notes will be a condition precedent to the consummation of the repurchase. The escrowed portion of the Davenport sale proceeds will be applied to the notes at the earlier of the closing of the repurchase or November 30, 2000. If the repurchase does not occur by November 30, 2000, and the noteholders have received the net proceeds, then upon satisfaction of certain additional conditions, the Company has until May 30, 2001 to effectuate the restructuring through a confirmed reorganization plan.

  The agreement also contemplates the sale of the Company-owned vessel, the "New Yorker," prior to December 31, 2000.

  While the agreement contemplates the preparation and execution of definitive documents to accomplish the terms of an attached term sheet, there can be no assurance that such agreements will be prepared in acceptable form such that they will be executed by all necessary parties. The term sheet anticipates that the proceeds from the Davenport sale shall pay outstanding interest due under both the Senior Exchange Notes and the Secured Notes, that principal and interest will be paid on the Biloxi casino barge obligation, which has been done, and working capital will be made available to the Company in an amount not to exceed $2.0 million.

  In addition, $4.9 million will be placed in an escrow account and pledged as collateral for the notes to be applied to the interest payment due note holders on March 15, 2001. The remainder shall be applied to purchase the notes at par on a pro rata basis with the two issuances as follows: 75% to the holders of the Senior Exchange Notes and 25% to the holders of the Secured Notes.

  The maturity of the Secured Notes will be extended to September 15, 2003, if the Company meets a certain interest coverage ratio.

  The Senior Exchange Notes shall be amended to provide for a sinking fund payment of $15.0 million on July 31, 2001 in lieu of the $25.0 million redemption scheduled for September 15, 2000, assuming the "Admiral" is relocated and opened and new slot product is operational by November 30, 2000.

If there are delays there are provisions for an extension. The sinking fund payment schedule shall be excused if the St. Louis operations meet a performance test based on EBITDA. The maturity date on the Senior Exchange

Notes shall be extended to September 15, 2003 if the Company meets a certain interest coverage ratio. To secure the Senior Exchange Notes, the Company will grant security interests on virtually all of its remaining assets, including a subordinate security interest in the Biloxi casino barge after a $4.0 million pledge to another creditor.

  The Company will issue to the noteholders on a pro rata basis warrants to purchase 10% of the common stock of the Company at an exercise price of $2.625 per share. The warrants will have a 5-year period. Registration rights will be granted.

  All agreements are contingent upon due diligence, the absence of material adverse change and documentation being in form and substance satisfactory to its committee and its counsel. The full text of the agreement and the term sheet incorporated therein are attached hereto as Exhibit 10.1 and incorporated herein by reference.

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

  Within a 45-mile radius of the Quad Cities, the Company's Davenport casino operations compete with three other casino operations. Expansion and increased marketing by these competitors and changes in the Illinois gaming laws has resulted in a decrease in market share and an increase promotional and marketing costs for the Company's Davenport operations. The assets of the Davenport operations were sold on October 10, 2000.

  Competition is intense in the St. Louis market area. There are presently four other casino companies operating eight casinos in the market area. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one directly across the Mississippi from the "Admiral" and the second 20 miles upriver. There were three Missouri casino companies in the market area, each of which operated two casino vessels approximately 20 miles west of St. Louis on the Missouri River, one in the City of St. Charles, Missouri and two in Maryland Heights, Missouri. In April 2000, one of these two casino companies purchased the other resulting in all four casinos being operated by the same company.

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which are within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site in the farthest location in proximity to the "Admiral" of the four proposed locations. The Commission's decision is being challenged by one of the applicants whose proposal was not selected and certain other entities. Management believes that the opening of one or more additional casinos in the St. Louis market would have a negative impact on the Company's results of operations, with the currently selected location having the least impact.

  --Regulatory Matters

  Differences in gaming regulations in the St. Louis market between Illinois and Missouri operators have given both competitive advantages and disadvantages to the various operators. Missouri regulations formerly did not require vessels to actually cruise, however, simulated cruising requirements were imposed which restricted entry to a vessel to a 45-minute period every two hours. Those competitors having two adjacent casino vessels could alternate hourly boarding times and provide virtually continuous boarding for their guests. Thus, they had a distinct competitive advantage over the Company, which has a single casino vessel. Illinois casino vessels were formerly required to cruise, thereby limiting ingress and egress to their casinos. On June 25, 1999, legislation was enacted eliminating the Illinois cruising requirements. This change immediately gave the Illinois operators an advantage over the Missouri operators as Illinois patrons could enter and exit the vessel at any time. However, this advantage was negated on August 16, 1999, when the Missouri Gaming Commission allowed "continuous boarding" by establishing a program eliminating the boarding restrictions for the "Admiral" and other casinos in eastern Missouri. This change to "continuous boarding" also enabled the "Admiral" to compete more effectively with the Missouri operators who have two adjacent casino vessels. The program was subsequently extended to all casinos in the state of Missouri.

  Other Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. Companies that operate adjacent casinos enable guests who reach the cruise loss limit to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players; additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operations.

  In Iowa, an excursion gaming boat must operate at least one excursion each day for 100 days during the April 1 through October 31 excursion season. Excursions must last a minimum of two hours. While an excursion gaming boat is docked, passengers may embark or disembark at any time. As discussed above, Illinois boats were required to cruise until June 1999 when such cruising requirements were eliminated. The Company believes that the elimination of cruising requirements in Illinois has had a negative impact on the Davenport operations. As a result of the change in Illinois legislation, the competitor directly across the Mississippi River in Rock Island, Illinois is no longer required to cruise. The elimination of the cruising requirements has provided the Rock Island casino an opportunity to expand its operations, increasing its slot machine total from approximately 400 to approximately 600.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. Under less severe conditions, high river levels cause reduced parking and a general public perception of diminished access to the casino resulting in decreased revenues.

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

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth as of August 31, 2000 was $13.1 million and is included on the balance sheet in minority interest. Cash payments relating to this membership interest have totaled $0.2 million since its inception.

  PBLLC is obligated to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and nonrefundable when the Indebtedness was due. See Liquidity and Capital Resources for a discussion of the repayment of this obligation.

  The Company has developed a master plan for the Broadwater Property. Management believes that this site is ideal for the development of "Destination Broadwater," a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming. The plans for the resort feature a village which will include a cluster of casinos, hotels, restaurants, theaters and other entertainment attractions. Management believes that with its beachfront location and contiguous golf course, the property is the best site for such a development in the Gulf Coast market.

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources ("DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the finalization of the Environmental Impact Statement ("EIS"). The Company has received the draft of the EIS, the notice of which was posted in the Federal Register in early June for public comment. The comment period has been closed and the finalized EIS is currently pending.

  In March 1999, to facilitate its proposed master plan development, the Company entered into contracts with the State of Mississippi and the owners of Deer Island to purchase for $15.0 million and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located just offshore of Biloxi. It is primarily wilderness which the state would preserve for use by the people of Mississippi. This transaction completes another essential step towards securing the necessary agreements and approvals from the State of Mississippi for the Company's Destination Broadwater development plans. The purchase and conveyance of the title are contingent on the occurrence of various events, including the issuance to the Company of all required federal, state and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino licenses necessary for development of Destination Broadwater.

  In connection with the Company's proposed Destination Broadwater development plan, to date, the Company has not identified any specific financing alternatives or sources as the necessary regulatory approvals have not been obtained. There can be no assurance that the Company will be able to obtain the regulatory approvals or the requisite financing. Should the Company fail to raise the required capital, such failure would materially and adversely impact the Company's business plan.

  St. Louis, Missouri

  Slot Upgrade   Machines and Loss Limit Card Tracking System

  During the summer of 1998, all Missouri casinos in the St. Louis market, except the "Admiral," migrated from a manual/paper system of regulating the Missouri $500 loss limit to an electronic system. This paperless loss tracking system is more accommodating to guests and allows for the use of bill validators on slot machines, a convenience that the "manual/paper" system does not allow.

  The slot machines offered by the "Admiral" until the end of August 2000 lacked bill validators. As a result, the Company could not provide guests the convenience of using bill validators nor adapt to the paperless loss tracking system, putting the "Admiral" at a significant competitive disadvantage with the other casinos in the area market.

  Effective August 28, 2000, Missouri began to allow credits generated through use of the bill validators to go directly to the slot "credit meter" for use by the customer. Previously in Missouri, a customer using a bill validator received tokens in the tray and fed these tokens into the machine. The regulatory change provided a significant added convenience to slot players.

  In March 2000, the Company purchased 850 previously owned slot machines that are equipped with bill validators and are fitted to operate with an electronic loss limit system. Effective August 28, approximately 700 of these machines were installed on the "Admiral," 600 of which are currently operational with the electronic loss limit system. It is anticipated that the installation of these slot machines and the new system will be completed during the fall of 2000. Management believes that when completed, the Company will be better positioned to compete in the St. Louis market.

  Relocation of the "Admiral"

  The Company has received the appropriate regulatory and city approvals to relocate the "Admiral" 1,000 feet north from its current location (the "Laclede's Landing area"). It is anticipated that the new location will provide for an improved operation with better ingress/egress, provide better parking and be less susceptible to flooding. The Company believes that this move will result in increased revenues for the "Admiral" and increased rent and tax revenues for the City of St. Louis. The City agreed to fund the first $3.0 million of the estimated $8.5 million in costs to relocate and improve the "Admiral." Of the $3.0 million City-funded relocation costs, $2.4 million was financed through bank debt. The Company will pay for the remaining costs. It is anticipated that the City will repay the $2.4 million debt from gaming taxes it receives based upon gaming revenues of the "Admiral." The Company has guaranteed completion of the project and repayment of the $2.4 million bank debt if the City fails to pay it. The Company expects to fund this project from operating cash flow. See Liquidity and Capital Resources.

  The platform construction on the new levee site began in September 1999. As of the end of August 2000, the Company has spent approximately $4.3 million on the relocation, of which the City has reimbursed the Company $3.0 million.

  It is anticipated that the move will be completed in the fall of 2000, river conditions permitting. The river stage must be below 10 feet to allow the "Admiral" to maneuver under two bridges to its new location. It is anticipated the "Admiral" will be closed approximately one week to effectuate the move, including the physical move of the "Admiral," utility hook up and re-verification of the slot machines by regulatory officials.

  The anticipated benefits of relocating the "Admiral" include:

  Ingress/Egress -- Traffic ingress to and egress from the casino, at its present location, is difficult. Access from the major highways has historically been poor. Significant improvements in exit and entrance ramps to the Laclede's Landing area off the main highway have been recently completed. In addition, road improvements within the Laclede's Landing area are underway or completed. Four roads to and from the main highway will provide improved ingress to and egress from the new location.

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

  While management believes both the slot upgrade and relocation of the "Admiral" should enhance St. Louis operations, there can be no assurances that these expected benefits will be realized.

Results of Operations

  The results of operations for the three-month and six-month periods ended August 31, 2000 and 1999 include the gaming results for the Company's operations in Davenport, Iowa, Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the non-gaming operations for Davenport (the Blackhawk Hotel), Biloxi (the Broadwater Property) and St. Louis (Gateway Riverboat Cruises).

  The following table highlights the results of the Company's operations.

                                    Three Months            Six Months
                                  Ended August 31,        Ended August 31,
                                    2000    1999           2000     1999
                                   ------  ------         ------   ------
                                                 (in millions)

Davenport, Iowa Operations
  Operating revenues............   $ 17.9  $ 20.0         $ 36.8    $ 41.0
  Operating income..............      2.4     2.8            4.5       5.2

Biloxi, Mississippi Operations
  Operating revenues............   $ 14.2  $ 16.0         $ 29.1    $ 31.3
  Operating income..............      1.0     1.8            2.7       3.1

St. Louis, Missouri Operations
  Operating revenues............   $ 15.1  $ 16.3         $ 31.8    $ 32.9
  Operating income (loss).......     (0.3)    0.6            0.5       1.3

Corporate Leasing Operations
  Operating revenues............   $   -   $  0.4         $  --     $  1.8
  Operating income (loss).......    (12.3)   (0.3)         (13.3)      0.5

Corporate Administrative and
  Development operating loss....   $ (1.2) $ (1.2)        $ (2.5)   $ (2.3)

  The following table highlights certain supplemental measures of the Company's financial performance.

                                     Three Months            Six Months
                                  Ended August 31,        Ended August 31,
                                    2000    1999           2000     1999
                                   ------  ------         ------   ------
                                           (dollars in millions)
Davenport, Iowa Operations
  EBITDA.......................    $  2.8  $  3.9         $  6.0    $  7.4
  EBITDA margin................      15.6%   19.5%          16.3%     18.0%

Biloxi, Mississippi Operations
  EBITDA.......................    $  1.6  $  1.9         $  4.1    $  3.9
  EBITDA margin................      11.3%   11.9%          14.1%     12.5%

St. Louis, Missouri Operations
  EBITDA.......................    $  0.8  $  1.7         $  2.7    $  3.8
  EBITDA margin................       5.3%   10.4%           8.5%     11.6%

Corporate Leasing Operations
  EBITDA.......................    $(11.7) $  0.1         $(12.0)   $  1.3

Corporate Administrative and
  Development EBITDA...........    $ (1.2) $ (1.2)        $ (2.5)   $ (1.2)

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

Three-Month Period Ended August 31, 2000 Compared to the Three-Month Period Ended August 31, 1999

  Operating revenues. The Company generated consolidated operating revenues of $47.3 million during the three-month period ended August 31, 2000 compared to $52.7 million during the three-month period ended August 31, 1999, a decrease of $5.4 million, or 10.2%. The Davenport, Biloxi and St. Louis operations experienced decreases in operating revenues of $2.1 million, $1.8 million and $1.2 million, respectively. Additionally, the corporate leasing operation experienced a $0.4 million decrease in operating revenues.

  Gaming revenues from the Company's Davenport and Biloxi operations decreased $2.2 million and $1.2 million, respectively, during the three-month period ended August 31, 2000, compared to the three-month period ended August 31, 1999, primarily as a result of increased competition. In Davenport the change in Illinois legislation in July 1999 eliminating the requirement of Illinois riverboat casinos to cruise allowed Davenport's Illinois competitor to gain a larger share of the market. In Biloxi, changes in marketing campaigns of competitors negatively impacted market share. Gaming revenues in St. Louis decreased $1.0 million, or 6.3%, primarily due to decreased market share resulting from the St. Louis area competition having more modern slot product than the "Admiral." Effective August 28, 2000, 700 comparable machines were placed into service on the "Admiral." During the transition period, many banks of machines were out of service from time to time.

  The Company's revenues from food and beverage, hotel, retail and other (net of promotional allowances) were $5.3 million during the three-month period ended August 31, 2000, compared to $6.4 million during the three-month period ended August 31, 1999, a decrease of $1.1 million or 17.2%. The decrease was largely attributable to (i) a combined $0.5 million decline in food and beverage at the operating properties, (ii) business interruption insurance proceeds recognized during the second quarter of fiscal 2000 in St. Louis, and
(iii) a decrease in charter revenues of $0.4 million as a result of a charter agreement with a third party terminating in July 1999.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $25.7 million during the three-month period ended August 31, 2000, compared to $28.0 million during the three-month period ended August 31, 1999, a decrease of $2.3 million or 8.2%. The decrease in gaming costs was primarily attributable to the $4.3 million decrease in gaming revenues and those costs directly affected by the decreased revenue levels, such as gaming and admission taxes. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 61.1% in the three-month period ended August 31, 2000 from 60.6% during the three-month period ended August 31, 1999.

  The Company's consolidated selling, general and administrative expenses were $12.5 million during the three-month period ended August 31, 2000, compared to $12.6 million during the three-month period ended August 31, 1999, a decrease of $0.1 million. The decrease in selling, general and administrative expense is primarily due to a $0.5 million reduction in lease expense resulting from the purchase of the "President Casino-Broadwater," the Company's Biloxi casino barge which was formerly leased, offset by an increase of $0.3 million resulting from a personal property tax assessment resolution during the three-month period ended August 31, 1999. Increase in corporate legal expense as a result of costs incurred associated with the restructuring plan have been offset by other reductions in corporate overhead. As a percentage of consolidated revenues, selling, general and administrative expenses were 26.5% for the three-month period ended August 31, 2000, compared to 24.0% for the three-month period ended August 31, 1999.

  Depreciation and amortization expense was $2.8 million for the three-month period ended August 31, 2000, compared to $2.7 million for the three-month period ended August 31, 1999, an increase of $0.1 million.

  During the three-month period ended August 31, 2000, the Company incurred $11.4 million expense for impairment of long-lived assets, and incurred no comparable expense during the three-month period ended August 31, 1999. During August 2000, management evaluated the net realizable value of its assets based on their intended future use, market conditions and current offers made to purchase such assets. Specifically, during the quarter, the Company entered into an option to sell one vessel and with the sale of the Davenport properties, the need to maintain a reserve vessel for the upcoming hull inspection was eliminated. As a result, the Company recorded an impairment of long-lived assets of $11.4 million on two casino vessels not currently used by the Company's operations and accounted for in the Company's leasing segment.

  Operating income/loss. As a result of the foregoing items, the Company had operating loss of $10.4 million during the three-month period ended August 31, 2000, compared to operating income of $3.7 million during the three-month period ended August 31, 1999.

  Interest expense, net. The Company incurred net interest expense of $5.0 million during the three-month period ended August 31, 2000, compared to $4.8 million during the three-month period ended August 31, 1999 an increase of $0.2 million or 4.2%. The increase is primarily the result of interest incurred on debt associated with the purchase of the "President Casino-Broadwater" barge and an increase in the variable interest rate on the Broadwater Property note.

  Minority interest expense. The Company incurred $0.4 million minority interest expense for each of the three-month periods ended August 31, 2000, and August 31, 1999, respectively.

  Net loss. The Company incurred a net loss of $15.7 million during the three-month period ended August 31, 2000, compared to a net loss of $1.4 million during the three-month period ended August 31, 1999.

Six-Month Period Ended August 31, 2000 Compared to the Six-Month Period Ended August 31, 1999

  Operating revenues. The Company generated consolidated operating revenues of $97.7 million during the six-month period ended August 31, 2000 compared to $107.1 million during the six-month period ended August 31, 1999, a decrease of $9.4 million, or 8.8%. Davenport, Biloxi and St. Louis operations experienced decreases in operating revenues of $4.2 million, $2.2 million and $1.1 million, respectively. Additionally, the corporate leasing operation experienced a $1.8 million decrease in operating revenues as a result.

  Gaming revenues from the Company's Davenport operations decreased $4.0 million during the six-month period ended August 31, 2000, compared to the six-month period ended August 31, 1999, primarily as a result of the change in Illinois legislation in July 1999 eliminating the requirement Illinois riverboat casinos cruise, which has allowed Davenport's Illinois competitor to gain a larger share of the market. Gaming revenues from the Company's Biloxi operations and St. Louis operations decreased $1.3 million and $0.9 million, respectively, for the six-month period ended August 31, 2000, compared to the six-month period ended August 31, 1999. In Biloxi, changes in marketing campaigns of competitors negatively impacted market share.

  The Company's revenues from food and beverage, hotel, retail and other (net of promotional allowances) were $10.1 million during the six-month period ended August 31, 2000, compared to $13.3 million during the six-month period ended August 31, 1999, a decrease of $3.2 million or 24.1%. The decrease was largely attributable to (i) a combined $1.1 million decline in food and beverage at the operating properties and (ii) a decrease in charter revenues of $1.8 million as a result of a charter agreement with a third party terminating in July 1999.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $52.9 million during the six-month period ended August 31, 2000, compared to $56.3 million during the six-month period ended August 31, 1999, a decrease of $3.4 million or 6.0%. The decrease in gaming costs was primarily attributable to (i) the $6.2 million decrease in gaming revenues and those costs directly affected by the decreased revenue levels, such as gaming and admission taxes and (ii) the reduction of wide area progressive slot machine rentals. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 60.4% during the six-month period ended August 31, 2000 from 60.0% during the six-month period ended August 31, 1999.

  The Company's consolidated selling, general and administrative expenses were $24.5 million during the six-month period ended August 31, 2000, compared to $25.5 million during the six-month period ended August 31, 1999, a decrease of $1.0 million or 3.9%. The decrease in selling, general and administrative expense is primarily due to a $0.9 million reduction in lease expense resulting from the purchase of the "President Casino-Broadwater," the Company's Biloxi casino barge which was formerly leased, offset by increases of $0.2 million primarily related Corporate legal expense resulting from debt restructuring efforts and $0.1 million of leasing operations expense resulting from the ongoing maintenance of the Company's vessels which are no longer used in the Company's operations. As a percentage of consolidated revenues, selling, general and administrative expenses were 25.1% during the six-month period ended August 31, 2000, compared to 23.8% during the six-month period ended August 31, 1999.

  Depreciation and amortization expense was $6.4 million for the six-month period ended August 31, 2000, compared to $6.3 million for the three-month period ended August 31, 1999, an increase of $0.1 million.

  During the six-month period ended August 31, 2000, the Company incurred $11.4 million expense for impairment of long-lived assets, and incurred no comparable expense during the six-month period ended August 31, 1999. During August 2000, management evaluated the net realizable value of its assets based on their intended future use future use, market conditions and current offers made to purchase such assets. Specifically, during the quarter, the Company entered into an option to sell one vessel and with the sale of the Davenport properties, the need to maintain a reserve vessel for the upcoming hull inspection was eliminated. As a result, the Company recorded an impairment of long-lived assets of $11.4 million on two casino vessels not currently used by the Company's operations and accounted for in the Company's leasing segment.

  Operating (loss) income. As a result of the foregoing items, the Company had an operating loss of $8.1 million during the six-month period ended August 31, 2000, compared to operating income of $7.8 million during the six-month period ended August 31, 1999.

  Interest expense, net. The Company incurred net interest expense of $10.2 million during the six-month period ended August 31, 2000, compared to $9.5 million during the six-month period ended August 31, 1999 an increase of $0.7 million or 7.4%. The increase is primarily the result of interest incurred on debt associated with the purchase of the "President Casino-Broadwater" barge and an increase in the interest rate on the Broadwater Property note.

  Minority interest expense. The Company incurred $0.7 million minority interest expense for each of the six-month periods ended August 31, 2000 and 1999.

  Net loss. The Company incurred a net loss of $19.0 million for the six-month period ended August 31, 2000, compared to a net loss of $2.4 million for the six-month period ended August 31, 1999.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's casino operations.

  The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, because of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Exchange Notes and Secured Notes. Accordingly, the Company did not make the regularly scheduled interest payments of $6.4 million that were each due and payable on March 15 and September 15, 2000, respectively. Under the Indenture pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior

Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable. The Company does not have the resources available to repay such indebtedness.

  By suspending certain interest and principal payments until such time as a restructuring plan has been negotiated and implemented, the Company believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels during the restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with any restructuring plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period. The Company remains current with all its vendors and suppliers.

  On October 10, 2000, the Company sold the assets of its Davenport operations for an aggregate consideration of $58.2 million in cash. An allocation of $56.1 million has been made to the assets of TCG and $2.1 million to the assets of the Blackhawk Hotel. The Company is continuing negotiations with its bond holders and lenders as to the use of the balance of the proceeds from the sale as it relates to the restructuring of its indebtedness.

  As of August 31, 2000, the Company has $10.2 million of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $8.0 million to $9.5 million of cash to fund daily operations. The subsequent sale of the Davenport casino and hotel operations reduced this requirement by approximately $2.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  The $2.9 million of the Company's restricted cash relates to the Broadwater Property. Pursuant to debt agreement for the Broadwater Property, revenues are deposited in lockboxes that are controlled by the lender. Such revenues include the operations of the hotels and golf course and $2.9 million annually of proceeds from rental of the Biloxi casino's mooring site. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements.
The $1.0 million restricted short-term investments consists of certificates of deposit guaranteeing certain obligations of the Company.

  The Company generated cash flow from operating activities of $6.5 million during the six-month period ended August 31, 2000, compared to $6.0 million during the six-month period ended August 31, 1999.

  The Company experienced a net cash decrease from investing activities of $5.8 million during the six-month period ended August 31, 2000, compared to a decrease of $4.0 million during the six-month period ended August 31, 1999. The net cash decrease from investing activities during both periods resulted primarily from expenditures on property and equipment. During the six-month period ended August 31, 2000, the Company had fixed asset additions of approximately $6.9 million, of which, $1.3 million were non-cash additions in exchange for debt. The Company spent approximately $0.5 million, $0.6 million and $4.0 million at the Company's Biloxi, Davenport and St. Louis operations, respectively. Additionally, the Company spent $0.5 million in conjunction with Destination Broadwater.

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

  Under the terms of the Indebtedness, PBLLC is required to make monthly payments of interest, and was to repay the Indebtedness in full and a $7.0 million loan fee on July 22, 2000. The Company defaulted on the principal and loan fee payments on July 22, 2000. The Company has continued to make the monthly interest payments related to this note and is in negotiations with the lender. The lender accelerated the note and has declared the unpaid principal and loan fee due and payable. The Company is continuing its discussions with the lender concerning the restructuring of the note.

  In August 1999, the Company purchased "President Casino-Broadwater," the vessel on which the Company conducts its Biloxi gaming operations. The Company paid $1.0 million at closing and financed $5.4 million. Under the terms of the agreement, the Company made monthly combined interest and principal payments of $0.3 million through March 2000. The Company made the scheduled payment of $0.1 million on April 1, 2000. The balloon payment due of $3.7 million was not made on April 15, 2000 and the note was in default. Instead a payment of $0.3 million was made on that date and the Company continued to make monthly combined interest and principal payments of $0.3 million each month thereafter. On October 10, 2000, the Company paid the then outstanding principal balance of $1.9 million and a restructuring fee of $0.1 million from the proceeds of the sale of its Davenport operations.

  The 9.67% term note payable is collateralized by the vessel "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The Company received a waiver of the net worth covenant through the period ended September 30, 2000, at which time the Company's net worth requirement returned to $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  TCG, the Company's 95%-owned partnership, maintained a line of credit provided by Firstar Bank, N.A., collateralized by first mortgages on the M/V "President" and the Blackhawk Hotel, with net book values as of August 31, 2000, of $5.4 million and $3.8 million, respectively, various personal property and an assignment of various contracts. The principal and interest on the line of credit were paid from the proceeds of the sale of the assets of the Davenport casino operations and the line of credit was terminated.

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

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has $75.0 million 13.0% Senior Exchange Notes and $25.0 million 12.0% Secured Notes. The Company has not paid the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000, respectively. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due

September 15, 2000 on the Senior Exchange Notes. Total arrearage as of October 19, 2000, is $75.0 million of principal and $11.1 million of interest on the Senior Exchange Notes and $25.0 million of principal and %3.4 million interest on the Secured Notes.

  Additionally, the Company did not pay the $30.0 million note and the associated $7.0 million loan fee due July 22, 2000, related to the Broadwater Property. The Company is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. The Company has continued to make the monthly interest payments related to the $30.0 million note. Total arrearage as of October 19, 2000, is $37.0 million of principal and $0.2 million of interest.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The exhibits filed as part of this report are listed on Index to Exhibits accompanying this report.

        (b)  Reports on Form 8-K

             On July 24, 2000, the Company filed a Current Report on Form 8-K dated July 19, 2000, reporting under Item 5 that the Company had entered into a definitive agreement to sell its Davenport operations to Isle of Capri Casinos, Inc. for aggregate consideration of $58.2 million in cash.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: October 19, 2000                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.

  2.1 Asset Sale Agreement, dated as of July 19, 2000, by and among The Connelly Group, L.P., TCG/Blackhawk, Inc. ("Sellers"), and IOC-Davenport, Inc. and Isle of Capri Casinos, Inc. ("Purchasers").

  10.1 Agreement, dated as of October 10, 2000, entered into by and among President Casinos, Inc., PRC Holdings Corporation, PRC Management, Inc., PRCX, Inc., President Riverboat Casino-Philadelphia, Inc., P.R.C. Louisiana, Inc., Vegas Vegas, Inc., President Riverboat Casino-New York, Inc., President Mississippi Charter Corp., President Riverboat Casino-Missouri, Inc., President Riverboat Casino-Mississippi, Inc., Broadwater Hotel, Inc., President Riverboat Casino-Iowa, Inc., TCG Blackhawk, Inc., President Casino New Yorker, Inc., The Connelly Group, L.P., and President Broadwater Hotel, LLC, (the "Company"), and each of the undersigned holders of the US $100.0 million 13% Senior Notes, due September 15, 2001 issued pursuant to that certain indenture dated as of August 26, 1994 by and between the Company and United States Trust Company of New York, as trustee (the "13% Notes Indenture" and the "13% Notes Trustee"), of which US $75,000,000 in principal amount is outstanding (the "13% Notes"), and holders of the US $25.0 million 12% Notes, due September 15, 2001 issued pursuant to that certain indenture dated as of December 3, 1998 (the "12% Indenture" and together with the 13% Notes Indenture, the "Indentures"), by and between the Company and U.S. Trust Company of Texas, N.A., as trustee (together with the 13% Notes Trustee, the "Indenture Trustees"), (the "12% Notes"), (the 13% Notes and the 12% Notes are collectively referred to as the "Notes").

  27      Financial Data Schedule for the six-months ended August 31, 2000.