Form 10-Q
period 2000-11-30
PRESIDENT CASINOS INC
filed 2001-01-16
CIK 888507

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

              For the quarterly period ended November 30, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,032,998 shares outstanding as of January 16, 2001.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                    Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 29, 2000.............................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three and Nine Months Ended November 30, 2000 and 1999......2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 2000 and 1999................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................13

  Item 3   Quantitative and Qualitative Disclosures About Market Risk....29

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................30

  Item 2.  Changes in Securities.........................................30

  Item 3.  Defaults Upon Senior Securities...............................30

  Item 4.  Submission of Matters to a Vote of Security Holders...........30

  Item 5.  Other Information.............................................30

  Item 6.  Exhibits and Reports on Form 8-K..............................31

Signature................................................................32

Part I.  Financial Information
Item 1.  Financial Statements

                           PRESIDENT CASINOS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                   (in thousands, except per share data)

                                                        Nov. 30,   Feb. 29,
                                                          2000       2000
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents......................       $ 12,349   $ 12,408
  Restricted cash................................          3,325      2,780
  Restricted short-term investments..............          6,575        960
  Accounts receivable, net of allowance for
    doubtful accounts of $264 and $331...........            984      1,401
  Inventories....................................          1,113      1,728
  Prepaid expenses and other current assets......          2,872      2,218
                                                        ---------  ---------
      Total current assets.......................         27,218     21,495
Property and equipment, net of accumulated
  depreciation of $46,224 and $81,027............        110,726    142,490
Other assets.....................................            535      1,409
                                                        ---------  ---------
                                                        $138,479   $165,394
                                                        =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current maturities of long-term debt...........       $108,491   $135,577
  Short-term debt................................            550      4,513
  Accrued loan fee...............................          7,000      5,996
  Accounts payable...............................          4,567      3,969
  Accrued payroll and benefits...................          4,860      7,499
  Accrued interest...............................          4,581      6,445
  Other accrued expenses.........................          7,274      7,756
                                                        ---------  ---------
      Total current liabilities..................        137,323    171,755
Long-term liabilities:
   Notes payable.................................            --         --
                                                        ---------  ---------
      Total liabilities..........................        137,323    171,755
                                                        ---------  ---------
Minority interest................................         13,557     13,220
Commitments and contingencies....................            --         --
Stockholders' deficit:
  Preferred Stock, none issued and outstanding...            --         --
  Common Stock, $0.06 par value per share;
    100,000 shares authorized; 5,033 shares
    issued and outstanding.......................            302        302
  Additional paid-in capital.....................        101,729    101,729
  Accumulated deficit............................       (114,432)  (121,612)
                                                        ---------  ---------
      Total stockholders' deficit................        (12,401)   (19,581)
                                                        ---------  ---------
                                                        $138,479   $165,394
                                                        =========  =========

See Notes to Condensed Consolidated Financial Statements.

                             PRESIDENT CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (in thousands, except per share data)


                                                 Three Months                 Nine Months
                                                Ended Nov. 30,               Ended Nov. 30,
                                               2000        1999             2000        1999
                                              ------      ------           ------      ------

OPERATING REVENUES:
  Gaming...................................  $ 33,091    $ 45,555         $120,721    $139,348
  Food and beverage........................     4,605       6,240           16,146      18,874
  Hotel....................................     1,544       1,594            5,697       5,856
  Retail and other.........................     1,191       1,589            4,375       7,111
  Less promotional allowances..............    (4,274)     (4,747)         (13,048)    (13,900)
                                             ---------   ---------        ---------   ---------
    Net operating revenues.................    36,157      50,231          133,891     157,289
                                             ---------   ---------        ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming and gaming cruise.................    20,798      27,916           73,745      84,206
  Food and beverage........................     2,927       3,655           10,358      11,384
  Hotel....................................       659         650            2,267       2,229
  Retail and other.........................       563         715            1,895       2,221
  Selling, general and administrative......    10,138      12,332           34,663      38,036
  Depreciation and amortization............     1,911       3,676            8,299      10,000
  Impairment of long-lived assets..........       --          --            11,400         --
  Development costs........................        61          29              225         162
                                             ---------   ---------        ---------   ---------
    Total operating costs and expenses.....    37,057      48,973          142,852     148,238
                                             ---------   ---------        ---------   ---------
OPERATING INCOME/(LOSS)....................      (900)      1,258           (8,961)      9,051
                                             ---------   ---------        ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................       493         105              703         402
  Interest expense.........................    (5,504)     (5,168)         (15,877)    (14,981)
  Gain/(loss) on sale of assets............    34,308         (35)          34,297         (33)
                                             ---------   ---------        ---------   ---------
    Total other income (expense)...........    29,297      (5,098)          19,123     (14,612)
                                             ---------   ---------        ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTEREST.....    28,397      (3,840)          10,162      (5,561)
Minority interest..........................     2,246         332            2,982       1,023
                                             ---------   ---------        ---------   ---------

NET INCOME (LOSS)..........................  $ 26,151    $ (4,172)        $  7,180    $ (6,584)
                                             =========   =========        =========   =========

Basic and diluted net income (loss)
  per share................................  $   5.20    $  (0.83)        $   1.43    $  (1.31)
                                             =========   =========        =========   =========

Weighted average common and dilutive
  potential shares outstanding..............    5,033       5,033            5,033       5,033
                                             =========   =========        =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                  Nine Months Ended Nov. 30,
                                                         2000        1999
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $ (8,495)   $  3,087
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........      (8,427)     (6,895)
  Change in restricted cash.......................        (545)        237
  Proceeds from sales of property, equipment
    and inventory.................................      58,207         140
  Purchase of short-term investments..............      (5,615)       (685)
  Other...........................................         --          185
                                                      ---------   ---------
    Net cash provided by (used in)
      investing activities........................      43,620      (7,018)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................     (32,536)     (1,054)
  Payments on capital lease obligations...........          (3)       (905)
  Minority interest payments......................      (2,645)       (520)
                                                      ---------   ---------
    Net cash used in financing activities.........     (35,184)     (2,479)
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........         (59)     (6,410)
Cash and cash equivalents at beginning of period..      12,408      17,110
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 12,349    $ 10,700
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $ 16,122    $ 14,960
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $  1,644    $  5,393
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

  PCI owns and operates riverboat and dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") and in St. Louis, Missouri north of the Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. The Broadwater Property in Biloxi is owned by the President Broadwater Hotel, LLC, a limited liability corporation in which the Company has a 100% ownership interest. The Company also operates two nongaming dinner cruise, excursion and sightseeing vessels in St. Louis near the base of the arch.

  On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Blackhawk Hotel in Davenport was a wholly-owned subsidiary of the Company. The operating results of the Davenport casino and hotel operations have been included in the consolidated operating results until the date of such sale.

Basis of Presentation

  The Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain its operations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $75,000 Senior Exchange Notes and $25,000 Secured Notes. Accordingly, the Company did not pay the regularly scheduled interest payments of $6,375 that were each due and payable March 15, and September 15, 2000, respectively. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  On October 10, 2000, the Company sold the assets of its Davenport operations for aggregate consideration of $58,200 in cash. On November 22, 2000, the Company entered into an agreement with a majority of the holders of its 13% Senior Notes and a majority of the holders of its 12% Secured Notes. The agreement provides for a proposed restructuring of the Company's debt obligations under the notes and the application of certain of the proceeds received by the Company from the sale of the assets of the Company's Davenport, Iowa operations. Approximately $43,000 of the proceeds from the sale were deposited with a trustee. Of this amount, $12,750 was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the 12% and 13% Notes; $25,000 was used to partially redeem the 12% and 13% Notes; and $5,250 will be used to pay interest due March 15, 2001 on the 12% and 13% Notes. In addition, the Company made combined principal and interest payments of $1,851 and $1,953 to pay off TCG's line of credit and the indebtedness on the Company's Biloxi casino vessel, respectively.

  As part of the proposed restructuring, the maturity of the 12% Notes and the 13% Notes will be extended from September 15, 2001 to September 15, 2003, if the Company meets certain interest coverage ratios for the first half of calendar 2001. In lieu of the partial redemption of the 13% Notes scheduled for September 15, 2000, the restructured 13% Notes will provide for a sinking fund payment of $15,000 due August 31, 2001. The sinking fund payment is subject to extension or termination based upon satisfaction of certain financial-based performance tests by the Company's St. Louis operations for the quarter ending in July 2001, and each quarter thereafter on a rolling basis. In addition to the forgoing, as part of the proposed restructuring certain additional assets will be pledged to secure the 13% Notes and the Company will issue to the holders of the 12% Notes and the 13% Notes warrants to purchase up to 10% of the fully diluted common stock of the Company at an exercise price of $2.625 per share.

  To consummate the proposed restructuring, the Company will solicit consent of the noteholders to waive certain defaults and to amend the Indentures governing the 12% and 13% Notes. The Company has until May 30, 2001 to cause the proposed restructuring to close and become effective unless such date is extended. In the event the proposed restructuring is not completed by means of a consent solicitation, the Company anticipates seeking a final order of a court confirming the restructuring as part of a plan of reorganization.

  Additionally, the Company did not pay the $30,000 note and the associated $7,000 loan fee due July 22, 2000 related to the Broadwater Property. The Company is currently in negotiations with the lender to restructure this debt. Also in default, due to cross default provisions associated with other debt agreements, is the Company's $2,700 "President Casino-Mississippi" note. This debt is currently due and classified in current liabilities. See Note 3-Short-Term Debt and Notes Payable.

  By suspending certain interest and principal payments until such time as the restructuring plan has been fully negotiated and implemented, the Company believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels during the proposed restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with the restructuring plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

  As of November 30, 2000, the Company has $12,349 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

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

2.  Property and Equipment

  On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations for aggregate consideration of $58,200 in cash. An allocation of $56,100 was made to the assets of TCG and $2,100 to the assets of the Blackhawk Hotel. The Company recognized a net gain of $34,310 on the transaction. See Note 5-Segment Information, for results of operations of the Davenport properties.

  During August 2000, management evaluated the net realizable value of its assets based on their intended future use and current market conditions. Specifically, during the quarter, the Company entered into an option to sell one vessel and with the sale of the Davenport properties, the need to maintain a reserve vessel for the upcoming hull inspection was eliminated. As a result, the Company recorded an impairment of long-lived assets of $11,400 on two casino vessels not currently used by the Company's operations and accounted for in the Company's leasing segment. The net realizable value was determined primarily by current offers from unrelated third parties on the two vessels. The Company is unable to predict whether these offers will result in sales.

3.  Short-Term Debt and Notes Payable

  Short-term debt is summarized as follows:

                                                      Nov. 30,       Feb. 29,
                                                        2000           2000
                                                       ------         ------
  "President Casino-Broadwater" note payable......   $    --         $  3,966
  Construction note payable.......................        487             --
  Various equipment notes payable.................         63             547
                                                     ---------       ---------
       Short-term debt............................   $    550        $  4,513
                                                     =========       =========

  "President Casino-Broadwater" Barge Note

  In August 1999, the Company purchased "President Casino-Broadwater," the vessel on which the Company conducts its Biloxi gaming operations. The Company had previously leased the "President Casino-Broadwater" since June 1995. On October 10, 2000, the Company paid the then outstanding principal balance of $1,853, interest of $16 and related fees of $84 from the proceeds of the sale of its Davenport operations.

  Construction Note Payable

  In conjunction with the relocation of the "Admiral" (see Note 6), the Company negotiated extended payment terms with a vendor providing certain services related to the new site development. Under the terms of the agreement, the Company pays $250 against monthly progress billings and any unpaid outstanding balance bears an interest rate of 9.75%. As of November 30, 2000, the Company paid $1,250 against $1,737 invoiced.

  Various Equipment Notes Payable

  TCG and President Missouri purchased various gaming and office equipment on payment terms ranging from six to twelve months. The terms are non-interest bearing and payments are generally due monthly. The Company paid the balance of TCG's indebtedness in conjunction with the sale of the Davenport assets.

  Long-term notes payable, classified as current as described in Note 1, are summarized as follows:

                                                      Nov. 30,        Feb.29,
                                                        2000           2000
                                                       ------         ------
  Senior Exchange notes, 13%, principal
    payments of $25,000 due September 2000 and
    $50,000 due September 2001, net of discount
    of $135 and $284..............................   $ 56,115        $ 74,716
  Secured Notes, 12%, principal payment of
    $25,000 due September 2001, net of a gain
    on modification of terms of $353 and $655.....     19,103          25,655
  Broadwater Hotel note payable, variable interest
    rate, 10.625% and 9.875% as of November 30
    and February 29, 2000, respectively,
    principal payment due July 2000...............     30,000          30,000
  M/V "President Casino-Mississippi" note payable,
   variable interest rate, 9.67% and 9.29% as of
   November 30 and February 29, 2000,
   respectively, principal payments due quarterly
   of $100, with a final payment of $2,100 due
   August 2002....................................      2,700           3,000
  Line of credit, prime plus 0.5%, combined
   rate of 9.0% as of February 29, 2000...........        --            2,200
  Gaming equipment note payable, 11.0%, monthly
   combined principal and interest payments of
   $74 due through August 2001....................        571             --
                                                     ---------       ---------
     Total notes payable..........................    108,489         135,571

   Less: Current maturities.......................   (108,489)       (135,571)
                                                     ---------       ---------
                                                     $    --         $    --
                                                     =========       =========

  Senior Exchange Notes

  In April 1995, the Company exchanged $100,000 of Senior Notes for an equal principal amount of 13% Senior Exchange Notes due 2001 ("Senior Exchange Notes") registered under the Securities Act of 1933. The Senior Exchange Notes rank equal in right of payment to all present and future senior debt (as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture")) of the Company and its subsidiaries and were payable as follows:
25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG is limited in amount. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain investments in certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets. On November 22, 2000, the Company and its principal subsidiaries executed an agreement with a majority of holders of its Senior Exchange Notes and a majority of the holders of its Secured Notes. See Note 1-Basis of Presentation.

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and nonrefundable when the Indebtedness was due. As of the default date, the Company is accruing, but has not paid, interest on the unpaid fee balance at the stipulated rate. The Company has continued to make the monthly interest payments accruing on the $30,000 principal and is in negotiations with the lender regarding restructuring this debt under acceptable terms. There can be no assurances that such negotiations will be successful.

  M/V "President Casino-Mississippi" Note

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

  Line of Credit

  TCG, the Company's 95%-owned partnership, maintained a line of credit provided by Firstar Bank, N.A. Outstanding principal of $1,800 and interest of $51 were paid from the proceeds of the sale of the assets of the Davenport casino operations and the line of credit was terminated on October 10, 2000.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

4.  Commitments and Contingent Liabilities

  On January 16, 1997, a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit (the "Whalen Conversion Lawsuit") after accepting from Della III, Inc., a former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claimed in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen sought as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. Although the Company and Mr. Connelly were named as defendants, they were dismissed by the trial court for lack of jurisdiction. The remaining defendants were JECA, a company controlled by Mr. Connelly that is the successor to Della III, and PRC-Iowa, Inc., which was the general partner of TCG and which had asserted a counterclaim against Mr. Whalen. In November 1998, the trial Court granted the remaining defendants' motion for summary judgment and dismissed Whalen's claim for conversion. The trial court also dismissed the counterclaim against Mr. Whalen. Mr. Whalen appealed to the Supreme Court of Iowa. On December 20, 2000, that Court reversed the judgment and ruled that JECA could be found liable for conversion. The case was remanded to the District Court for further proceedings to determine the amount of damages. Further proceedings have not yet been scheduled in the District Court.

  On December 28, 2000, Mr. Whalen filed another lawsuit in Scott County District Court, "Whalen v. The Connelly Group L.P. and President Riverboat Casino Iowa, Inc." In this lawsuit, Whalen asks for injunctive relief to prevent TCG or PRC-Iowa, Inc. from making any further distribution of assets from the remaining proceeds of the sale of TCG's assets to IOC-Davenport, Inc. and Isle of Capri Casinos, Inc. pending a determination of whether the assets can be distributed in light of the potential for a judgment in Whalen's favor in the Whalen Conversion Lawsuit. A hearing in this case is currently scheduled for February 15, 2001. The Company believes that, consistent with the Supreme Court's ruling in the Whalen Conversion lawsuit discussed above, damages in the Whalen Conversion Action, if any, should be assessed against JECA and not PRC-Iowa. The Company believes that it has meritorious defenses and that the outcome of this action will not result in a material adverse effect on the Company.

  The Company is from time to time a party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. The Company does not believe that the outcome of any such litigation will have a material adverse effect on the Company's financial condition, results of operations, or cash flows, or would have any material adverse impact upon the gaming licenses of the Company's subsidiaries.

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

  The Company's reportable segments are based on its three geographic gaming operations and its leasing operation. The Biloxi Properties consists of the Biloxi casino and the Broadwater Property and the St. Louis Properties consists of the St. Louis casino and Gateway Riverboat Cruises. The Davenport Properties consists of the Davenport casino and the Blackhawk Hotel, the assets of which were sold, and operations ceased, on October 10, 2000.

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets.


                                          Three Months         Nine Months
                                         Ended Nov. 30,       Ended Nov. 30,
                                         2000      1999       2000      1999
                                        ------    ------     ------    ------
OPERATING REVENUES:
 Biloxi Properties................... $ 13,589  $ 14,367   $ 42,697  $ 45,708
 St. Louis Properties................   14,855    16,486     46,631    49,413
 Davenport Properties................    7,713    19,378     44,563    60,348
                                      --------- ---------  --------- ---------
 Gaming and ancillary operations.....   36,157    50,231    133,891   155,469
 Leasing Operation...................      --        --         --      1,820
                                      --------- ---------  --------- ---------
      Net operating revenues......... $ 36,157  $ 50,231   $133,891  $157,289
                                      ========= =========  ========= =========

                                          Three Months         Nine Months
                                          Ended Nov. 30,      Ended Nov. 30,
                                         2000      1999       2000      1999
                                        ------    ------     ------    ------
EBITDA (before development and
   impairment expenses and gain/loss
   on sale of property and equipment):
 Biloxi Properties................... $    953  $  1,809   $  5,093  $  5,683
 St. Louis Properties................      568     1,698      3,269     5,516
 Davenport Properties................    1,025     2,921      7,027    10,334
                                      --------- ---------  --------- ---------
 Gaming and ancillary operations.....    2,546     6,428     15,389    21,533
 Leasing Operation...................     (271)     (309)      (871)    1,003
                                      --------- ---------  --------- ---------
   Operations EBITDA.................    2,275     6,119     14,518    22,536

OTHER COSTS AND EXPENSES:
 Corporate expense...................    1,203     1,156      3,555     3,323
 Development expense.................       61        29        225       162
 Depreciation and amortization.......    1,911     3,676      8,299    10,000
 (Gain) loss on sale of assets.......  (34,308)       35    (34,297)       33
 Loss on impairment..................      --        --      11,400       --
 Interest, net.......................    5,011     5,063     15,174    14,579
                                      --------- ---------  --------- ---------
    Total other costs and expenses...  (26,122)    9,959      4,356    29,097
                                      --------- ---------  --------- ---------
INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST..............   28,397    (3,840)    10,162    (5,561)
 Minority interest...................    2,246       332      2,982     1,023
                                      --------- ---------  --------- ---------
NET INCOME (LOSS).................... $ 26,151  $ (4,172)  $  7,180  $ (6,584)
                                      ========= =========  ========= =========

                                                   Nov. 30,   Feb. 29,
                                                    2000        2000
                                                   ------      ------
      Property and Equipment:
        Biloxi Properties.....................   $ 53,443    $ 54,638
        St. Louis Properties..................     40,821      36,496
        Davenport Properties..................        --       22,873
                                                 ---------   ---------
          Gaming and ancillary operations.....     94,264     114,007
        Leasing Operations....................     13,023      25,685
                                                 ---------   ---------
          Operations Assets...................    107,287     139,692
        Corporate Assets......................         38          54
        Development Assets....................      3,401       2,744
                                                 ---------   ---------
          Net Property and Equipment..........   $110,726    $142,490
                                                 =========   =========

                                               Nine Months Ended Nov. 30,
                                                    2000        1999
                                                   ------      ------
      Additions to Property and Equipment:
        Biloxi Properties.....................   $    840    $  7,724
        St. Louis Properties..................      7,842       1,629
        Davenport Properties..................        730       2,011
        Leasing Operations....................        --          --
                                                 ---------   ---------
          Operations' Assets..................      9,412      11,364
        Corporate Assets......................          1           8
        Development Assets....................        658         916
                                                 ---------   ---------
                                                 $ 10,071    $ 12,288
                                                 =========   =========

  Included in additions to property and equipment is $1,644 and $5,393, respectively, of assets acquired in exchange for debt.

6. Relocation of the "Admiral"

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its then current location on the Mississippi River. The casino was closed at midnight December 3, 2000 to prepare for the move and reopened December 7, 2000 at 5:00 p.m. The new location provides guests with improved parking and valet service, and better ingress/egress including improved access from Interstate 70. This site is also less susceptible to flooding than the previous mooring site of the "Admiral."

  The aggregate cost to relocate the "Admiral" and construct ancillary facilities is expected to be approximately $8,760. Under the terms of the agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. The Company will pay for the remaining costs. Under the terms of the agreement, the Company has placed $500 in escrow to be used to fund a portion of these costs. It is anticipated that the City will repay the $2,400 in debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of January 11, 2001, the Company has guaranteed $1,948.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report.

  The Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain its operations. As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Exchange Notes and Secured Notes. Accordingly, the Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, 2000 and September 15, 2000, respectively. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  On October 10, 2000, the Company sold the assets of its Davenport operations for aggregate consideration of $58.2 million in cash. An allocation of $56.1 million was made to the assets of TCG and $2.1 million to the assets of the Blackhawk Hotel. The Company recognized a gain of $34.3 million on the transaction.

  On November 22, 2000, the Company entered into an agreement with a majority of the holders of its 13% Senior Notes and a majority of holders of its 12% Secured Notes. The agreement provides for a proposed restructuring of the Company's debt obligations under the notes and the application of certain of the proceeds received by the Company from the sale of the assets of the Company's Davenport operations. Approximately $43.0 million of the proceeds from the sale were deposited with a securities intermediary. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the 12% and 13% Notes; $25.0 million was used to partially redeem the 12% and 13% Notes; and $5.3 million will be used to pay interest due March 15, 2001 on the 12% and 13% Notes. In addition, the Company made combined principal and interest payments of $1.9 million and $2.0 million to pay off TCG's line of credit and the indebtedness on the Company's Biloxi casino vessel, respectively.

  As part of the proposed restructuring, the maturity of the 12% Notes and the 13% Notes will be extended from September 15, 2001 to September 15, 2003, if the Company meets certain interest coverage ratios for the first half of calendar 2001. In lieu of the partial redemption of the 13% Notes scheduled for September 15, 2000, the restructured 13% Notes will provide for a sinking fund payment of $15 million due August 31, 2001. The sinking fund payment is subject to extension or termination based upon satisfaction of certain financial-based performance tests by the Company's St. Louis operations for the calendar quarter ending in July 2001, and each quarter thereafter on a rolling basis. In addition to the foregoing, as part of the proposed restructuring certain additional assets will be pledged to secure the 13% Notes and the Company will issue to the holders of the 12% Notes and the 13% Notes warrants to purchase up to 10% of the fully diluted common stock of the Company at an exercise price of $2.625 per share.

  To consummate the proposed restructuring, the Company will solicit consent of the noteholders to waive certain defaults and to amend the Indentures governing the 12% Notes and the 13% Notes. The Company has until May 30, 2001 to cause the proposed restructuring to close and become effective unless such date is extended. In the event the proposed restructuring is not completed by means of a consent solicitation, the Company anticipates seeking a final order of a court confirming the restructuring as part of a plan of reorganization.

  Additionally, the Company did not pay the $30.0 million note and the associated $7.0 million loan fee due July 22, 2000 related to the Broadwater Property. The Company continues to make monthly interest payments accruing on the $30.0 million principal and is currently negotiating with the lender for restructuring the debt. Also in default, due to cross default provisions associated with other debt agreements, is the Company's $2.7 million "President Casino-Mississippi" note. The Company continues to make quarterly principal and interest payments. These debts are currently due and classified in current liabilities. In the event that these notes are accelerated, at this time the Company does not have the resources available to repay such indebtedness. See Liquidity and Capital Resources.

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

  Management is pursuing various strategic financing alternatives in order to fund these obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, refinance its debts or sell/charter assets on a timely basis under acceptable terms and conditions and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

  Within a 45-mile radius of the Quad Cities, the Company's Davenport casino operations competed with three other casino operations. Expansion and increased marketing by these competitors and changes in the Illinois gaming laws resulted in a decrease in market share and an increase in promotional and marketing costs for the Company's Davenport operations. The assets of the Davenport operations were sold on October 10, 2000.

  Competition is intense in the St. Louis market area. There are presently four other casino companies operating eight casinos in the market area. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one across the Mississippi from the "Admiral" and the second 20 miles upriver. There were three Missouri casino companies in the market area, each of which operated two casino vessels approximately 20 miles west of St. Louis on the Missouri River, one in the City of St. Charles, Missouri and two in Maryland Heights, Missouri. In April 2000, one of these two casino companies purchased the other resulting in all four casinos being operated by the same company.

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which are within 20 miles or less of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the four proposed locations. The Commission's decision is being challenged by one of the applicants whose proposal was not selected and certain other entities. Management believes that the opening of one or more additional casinos in the St. Louis market would have a negative impact on the Company's results of operations, with the currently selected location having the least impact.

  --Regulatory Matters

  Differences in gaming regulations in the St. Louis market between Illinois and Missouri operators have given both competitive advantages and disadvantages to the various operators. Missouri regulations formerly did not require vessels to actually cruise. However, simulated cruising requirements were imposed which restricted entry to a vessel to a 45-minute period every two hours. Those competitors having two adjacent casino vessels could alternate hourly boarding times and provide virtually continuous boarding for their guests. Thus, they had a distinct competitive advantage over the Company, which has a single casino vessel in Missouri. Illinois casino vessels were formerly required to cruise, thereby limiting ingress and egress to their casinos. On June 25, 1999, legislation was enacted eliminating the Illinois cruising requirements. This change immediately gave the Illinois operators an advantage over the Missouri operators as Illinois patrons could enter and exit the vessel at any time. However, this advantage was negated on August 16, 1999, when the Missouri Gaming Commission allowed "continuous boarding" by establishing a program eliminating the boarding restrictions for the "Admiral" and other casinos in eastern Missouri. This change to "continuous boarding" also enabled the "Admiral" to compete more effectively with the Missouri operators who have two adjacent casino vessels. The program was subsequently extended to all casinos in the state of Missouri.

  Other Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. Companies that operate adjacent casinos enable guests who reach the 2-hour loss limit to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players; additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operations.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods, hurricanes and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. Under less severe conditions, high river levels cause reduced parking and a general public perception of diminished access to the casino resulting in decreased revenues.

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

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth as of November 30, 2000 was $13.4 million and is included on the balance sheet in minority interest. Cash payments relating to this membership interest have totaled $0.2 million since its inception.

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

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources ("DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Environmental Impact Statement ("EIS"). The Company has received the Draft EIS, the notice of which was posted in the Federal Register in early June for public comment. The comment period has been closed and the Final EIS is currently pending.

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

  In March 2000, the Company purchased 850 previously owned slot machines that are equipped with bill validators and are fitted to operate with an electronic loss limit system. Effective August 28, 2000, approximately 700 of these machines were installed on the "Admiral," all of which are currently operational with the electronic loss limit system. As of November 30, 2000, the Company also added approximately 50 new machines with bill validators, and which are fitted to operate with an electronic loss limit system. Management believes the Company will be better positioned to compete in the St. Louis market with these additions.

  Relocation of the "Admiral"

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its then current location on the Mississippi River, to the Laclede's Landing District. The casino was closed at midnight December 3, 2000 to prepare for the move and reopened December 7, 2000 at 5:00 p.m. The new location provides for an improved operation with better ingress and egress, provides better parking and is less susceptible to flooding. The Company believes that this move will result in increased revenues for the "Admiral" and increased rent and tax revenues for the City of St. Louis. The City funded the first $3.0 million of the estimated $8.8 million in costs to relocate and improve the "Admiral." Of the $3.0 million City-funded relocation costs, $2.4 million was financed through bank debt. The Company will pay for the remaining costs. It is anticipated that the City will repay the $2.4 million debt from gaming taxes it receives based upon gaming revenues of the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay it. As of January 11, 2001, the Company guaranteed $1.9 million.

  The platform construction on the new levee site began in September 1999. As of the end of November 2000, the Company has spent approximately $6.2 million on the relocation, of which the City has reimbursed the Company $3.0 million.

  The anticipated benefits of relocating the "Admiral" include:

  Ingress/Egress -- Traffic ingress to and egress from the casino, at its former location, was difficult. Access from the major highways has historically been poor. Significant improvements in exit and entrance ramps to the Laclede's Landing area off the main highway have been completed and road improvements within the Laclede's Landing area are underway or completed. Four roads to and from the main highway provide improved ingress to and egress from the new location.

  Guest Parking -- Parking in the former location was limited and not controlled by the Company. All parking facilities, including the valet parking areas, were operated by third parties. Directly across the street from the casino was a large flood wall, which limited parking. Guests had to either use the parking garages in the proximity of the casino and walk considerable distances or park on the levee. The new location provides the potential for significantly improved parking facilities with parking garages and lots conveniently located, and the potential to expand and control the parking.

  Flooding -- Flooding and high water on the Mississippi River has negatively impacted the financial results of the "Admiral" operations every year since it has opened. The impact first occurs as the river rises and reduces or totally eliminates parking on the levee, which formerly was the closest parking to the casino. Periodically the river level has reached levels that have made the construction of costly scaffolding necessary to keep access to the casino open. The new location is four feet higher and is much less susceptible to flooding. Historically, if the "Admiral" had been at its new location since it opened for gaming in 1994, it is unlikely that the casino would have been forced to close due to flooding.

  Laclede's Landing Entertainment District -- Laclede's Landing is a historic area located north of the Arch on the Mississippi River and is an entertainment destination. The "Admiral" was formerly located "next to" the Laclede's Landing area. The casino was not visible from the downtown area, major highways or the Laclede's Landing entertainment area due to a flood wall and other infrastructure. The relocated "Admiral" is centrally positioned in the entertainment district and readily visible to those coming to the Laclede's Landing area.

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

Results of Operations

  The results of operations for the three-month and nine-month periods ended November 30, 2000 and 1999 include the gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the non-gaming operations in Biloxi (the Broadwater Property) and St. Louis (Gateway Riverboat Cruises). The results of operations also include the Company's gaming operations in Davenport, Iowa and to a much lesser significance the non-gaming operations in Davenport (the Blackhawk Hotel) through the date of sale. The assets of the Davenport operations were sold on October 10, 2000.

  The following table highlights the results of the Company's operations.


                                       Three Months Ended   Nine Months Ended
                                            Nov. 30,             Nov. 30,
                                         2000      1999       2000      1999
                                        ------    ------     ------    ------
                                                    (in millions)
 Biloxi, Mississippi Operations
    Operating revenues................. $ 13.6    $ 14.4     $ 42.8    $ 45.7
    Operating income...................    0.3       1.0        3.0       4.0

 St. Louis, Missouri Operations
    Operating revenues.................   14.9      16.5       46.6      49.4
    Operating income (loss)............   (0.7)      0.6       (0.2)      2.0

 Davenport, Iowa Operations
    Operating revenues.................    7.7      19.4       44.5      60.3
    Operating income...................    1.0       1.8        5.5       7.0

 Corporate Leasing Operations
    Operating revenues.................     --        --         --       1.8
    Operating loss.....................   (0.3)     (1.0)     (13.6)     (0.5)

 Corporate Administrative and
    Development expense................   (1.2)     (1.2)      (3.7)     (3.5)

   The following table highlights certain supplemental measures of the Company's financial performance.

                                       Three Months Ended   Nine Months Ended
                                             Nov. 30,            Nov. 30,
                                         2000      1999       2000      1999
                                        ------    ------     ------    ------
                                                (dollars in millions)
 Biloxi, Mississippi Operations
    EBITDA............................. $  0.9    $  1.8     $  5.0    $  5.7
    EBITDA margin......................    6.7%     12.6%      11.7%     12.5%

 St. Louis, Missouri Operations
    EBITDA............................. $  0.6    $  1.7     $  3.3    $  5.5
    EBITDA margin......................    4.0%     10.3%       7.1%     11.1%

 Davenport, Iowa Operations
    EBITDA............................. $  1.0    $  2.9     $  7.0    $ 10.3
    EBITDA margin......................    n/a      14.9%       n/a      17.1%

 Corporate Leasing Operations
    EBITDA............................. $ (0.3)   $ (0.3)    $(12.3)   $  1.0

 Corporate Administrative and
    Development
    EBITDA............................. $ (1.2)   $ (1.2)    $ (3.7)   $ (3.5)

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

Three-Month Period Ended November 30, 2000 Compared to the
Three-Month Period Ended November 30, 1999

  On October 10, 2000, the Company sold the assets of its Davenport operations for aggregate consideration of $58.2 million in cash. An allocation of $56.1 million was made to the assets of TCG and $2.1 million to the assets of the Blackhawk Hotel. The Company recognized a gain of $34.3 million on the transaction.

  Operating revenues. The Company generated consolidated operating revenues of $36.2 million during the three-month period ended November 30, 2000, compared to $50.2 million during the three-month period ended November 30, 1999, a decrease of $14.0 million, or 27.9%. Excluding the Davenport operations, revenues decreased $2.3 million, or 7.5%.

  Gaming revenues from the Company's Biloxi and St. Louis operations decreased by $0.3 million and $1.4 million, respectively, during the three-month period ended November 30, 2000, compared to the three-month period ended November 30, 1999, primarily as a result of increased competition. In Biloxi, changes in marketing campaigns of competitors negatively impacted market share. In St. Louis, gaming revenues decreased primarily as a result of the disruption of the slot floor as the slot product was updated with bill validators and the new electronic loss limit tracking system through out the period.

  The Company's revenues from food and beverage, hotel, retail, charter and other non-gaming activities (net of promotional allowances) decreased to $3.1 million during the three-month period ended November 30, 2000, from $4.7 million during the three-month period ended November 30, 1999, a decrease of $1.6 million, or 34.4%. Excluding the Davenport operations, revenues decreased $0.7 million, or 24.4%. The decrease was primarily attributable to:
(i) an increase $0.5 million in promotional allowances in Biloxi in response to the competitive pressures in the market and (ii) a decrease of $0.2 million in food and beverage revenues in St. Louis primarily due to a reduction in complementary offers.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $20.8 million during the three-month period ended November 30, 2000, compared to $27.9 million during the three-month period ended November 30, 1999, a decrease of $7.1 million, or 25.4%. Excluding the Davenport operations, gaming and gaming cruise operating expenses decreased $0.5 million, or 2.9%. As a percentage of gaming revenues, Biloxi and St. Louis gaming and gaming cruise costs increased to 62.9% during the three-month period ended November 30, 2000, from 61.1% during the three-month period ended November 30, 1999.

  The Company's consolidated selling, general and administrative expenses were $10.1 million during the three-month period ended November 30, 2000, compared to $12.3 million for the three-month period ended November 30, 1999, a decrease of $2.2 million, or 17.9%. Excluding the Davenport operations, selling, general and administrative expenses increased $0.1 million, or 1.2%. Increased costs incurred relating to the proposed restructuring and costs associated with preparing for the "Admiral" relocation were offset by decreases in general corporate overhead. Excluding the Davenport operations, as a percentage of revenues, selling, general and administrative expenses increased to 29.8% during the three-month period ended November 30, 2000 from 27.3% during the three-month period ended November 30, 1999.

  Depreciation and amortization expenses were $1.9 million for the three-month period ended November 30, 2000 compared to $3.7 million during the three-month period ended November 30, 1999, a decrease of $1.8 million. The Davenport operations and the leasing operations ceased depreciating assets as of June 30, 2000 and August 31, 2000, respectively, based on management's decision to sell such assets. Depreciation expense for the three-month period ended November 30, 1999 was $1.1 million and $0.8 million, respectively, for the Davenport and leasing operations.

  Development costs were less than $0.1 million during both three-month periods ended November 30, 2000 and November 30, 1999. All such costs incurred are for Destination Broadwater.

  Operating income. As a result of the foregoing items, the Company incurred an operating loss of $0.9 million during the three-month period ended November 30, 2000, compared to operating income of $1.3 million during the three-month period ended November 30, 1999.

  Interest expense, net. The Company incurred net interest expense of $5.0 million during the three-month period ended November 30, 2000, compared to $5.1 million during the three-month period ended November 30, 1999, a decrease of $0.1 million, or 2.0%. This decrease is the result of (i) the extinguishment of the Davenport line of credit and the Biloxi barge note and
(ii) interest income earned on the proceeds from the sale of the Davenport assets, offset by an increase in interest expense as a result of compounding interest and penalties on certain indebtedness in default.

  Minority interest expense. The Company incurred $2.2 million minority interest expense for the three-month period ended November 30, 2000, compared to $0.3 million during the three-month period ended November 30, 1999. The increase is the result of the minority interest related to the gain on sale of the Davenport casino assets.

  Net income/loss. The Company incurred net income of $26.2 million during the three-month period ended November 30, 2000, compared to a net loss of $4.2 million during the three-month period ended November 30, 1999.

Nine-Month Period Ended November 30, 2000 Compared to the
Nine-Month Period Ended November 30, 1999

  On October 10, 2000, the Company sold the assets of its Davenport operations for aggregate consideration of $58.2 million in cash. An allocation of $56.1 million was made to the assets of TCG and $2.1 million to the assets of the Blackhawk Hotel. The Company recognized a gain of $34.3 million on the transaction.

  Operating revenues. The Company generated consolidated operating revenues of $133.9 million during the nine-month period ended November 30, 2000, compared to $157.3 million during the nine-month period ended November 30, 1999, a decrease of $23.4 million, or 14.9%. Excluding the Davenport operations, revenues decreased $7.6 million, or 7.8%. The Company's Biloxi and St. Louis operations experienced decreases of $2.9 million and $2.8 million, respectively. Additionally, the corporate leasing operation experienced a $1.8 million decrease in operating revenues as a result of the expiration of a charter agreement.

  Gaming revenues decreased to $120.7 million for the nine-month period ended November 30, 2000, compared to $139.3 million for the nine-month period ended November 30, 1999, a decrease of $18.6 million or 13.4%. Excluding the Davenport operations, gaming revenues decreased $3.8 million, or 4.5%. Gaming revenues from the Biloxi and St. Louis operations contributed $1.5 million and $2.3 million, respectively, to the decrease.

  The Company's revenues from food and beverage, hotel, charter, retail and other (net of promotional allowances) were $13.2 million for the nine-month period ended November 30, 2000, compared to $17.9 million for the nine-month period ended November 30, 1999, a decrease of $4.7 million or 26.3%.
Excluding the Davenport operations, revenues decreased $3.8 million, or 29.9%.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $73.7 million for the nine-month period ended November 30, 2000, compared to $84.2 million for the nine-month period ended November 30, 1999, a decrease of $10.5 million, or 12.5%. Excluding the Davenport operations, gaming and gaming cruise operating costs and expenses decreased $1.5 million, or 2.9%. Gaming costs decreased $0.6 million and $0.9 million at the Biloxi and St. Louis operations, respectively. Decreased gaming revenues at both properties resulted in reduced gaming taxes. In addition, reduced current year promotions contributed to reduced gaming costs at the St. Louis property. As a percentage of gaming revenues, Biloxi and St. Louis gaming and gaming cruise costs increased to 61.3% during the nine-month period ended November 30, 2000, from 60.3% during the nine-month period ended November 30, 1999.

  The Company's consolidated selling, general and administrative expenses were $34.7 million for the nine-month period ended November 30, 2000, compared to $38.0 million for the nine-month period ended November 30, 1999, a decrease of $3.3 million, or 8.7%. Excluding the Davenport operations, selling, general and administrative expenses decreased $0.8 million, or 3.0%. Excluding the Davenport operations, as a percentage of revenues, selling, general and administrative expenses increased to 32.0% during the nine-month period ended November 30, 2000 from 31.5% during the nine-month period ended November 30, 1999.

  Depreciation and amortization expenses were $8.3 million during the nine-month period ended November 30, 2000, compared to $10.0 million during the nine-month period ended November 30, 1999, a decrease of $1.7 million, or 17.0%. The Davenport operations and the leasing operations ceased depreciating assets as of June 30, 2000 and August 31, 2000, respectively, based on management's decision to sell such assets. Depreciation expense for the nine-month period ended November 30, 2000 was $1.5 million and $1.3 million, respectively, for the Davenport and leasing operations compared to $3.3 million and $1.5 million for the nine months ended November 30, 1999.

  Development costs were $0.2 million during both nine-month periods ended November 30, 2000 and November 30, 1999. Development costs for both nine-month periods were for Destination Broadwater.

  Operating income. As a result of the foregoing items, the Company incurred an operating loss of $9.0 million during the nine-month period ended November 30, 2000 compared to operating income of $9.1 million during the nine-month period ended November 30, 1999.

  Interest expense, net. The Company incurred net interest expense of $15.2 million during the nine-month period ended November 30, 2000 million and $15.0 million during the nine-month period ended November 30, 1999.

  Minority interest expense. The Company incurred $3.0 million minority interest expense for the nine-month period ended November 30, 2000, compared to $1.0 million for the nine-month period ended November 30, 1999. The increase is the result of the minority interest related to the gain on sale of the Davenport casino assets.

  Net income/loss. The Company generated net income of $7.2 million during the nine- month period ended November 30, 2000, compared to a net loss of $6.6 million during the nine-month period ended November 30, 1999.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets.

  The Company requires approximately $6.5 million of cash in order to fund daily operations. As of November 30, 2000, the Company had approximately $5.8 million in non-restricted cash in excess of the required $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to fund capital expenditures. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned fiscal 2001 expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company has $3.3 million in restricted cash as of November 30, 2000. Of this amount, $3.0 million relates to the Broadwater Property. Pursuant to debt agreement for the Broadwater Property, revenues are deposited in lockboxes that are controlled by the lender. Such revenues include the operations of the hotels and golf course and $2.9 million annually of proceeds from rental of the Biloxi casino's mooring site. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements.

  The Company has $6.6 million in restricted short-term investments. Of this amount, $5.3 million consists of certificates of deposit restricted for the March 15, 2001 interest payment on the 12% Secured Notes and 13% Senior Exchange Notes and $1.3 million consists of certificates of deposit guaranteeing certain other obligations of the Company.

  The Company used $8.5 million in cash flow from operating activities during the nine-month period ended November 30, 2000, compared to generating cash flow of $3.1 million during the nine-month period ended November 30, 1999.

  The Company experienced a net cash increase from investing activities of $43.6 million during the nine-month period ended November 30, 2000, compared to a decrease of $7.0 million during the nine-month period ended November 30, 1999. During the nine-month period ended November 30, 2000, the Company received $58.2 million cash proceeds from the sale of the assets of the Davenport operations. The net cash decrease from investing activities for the nine-month period ended November 30, 1999 resulted primarily from expenditures on property and equipment. During the nine-month period ended November 30, 2000, the Company had fixed asset additions of approximately $10.1 million, of which, $1.6 million were non-cash additions in exchange for debt. The Company spent approximately $0.8 million, $6.4 million and $0.5 million at the Company's Biloxi, St. Louis and Davenport operations, respectively. Additionally, the Company spent $0.7 million in conjunction with the potential development of the Broadwater Property into a multi-casino destination resort.

  The indenture governing the Company's Senior Exchange Notes due 2001 and the indenture covering the Company's Secured Notes due 2001 (collectively, the "Indentures"), restricts the ability of PCI, TCG and PCI's wholly-owned subsidiaries which are guarantors of the Senior Exchange Notes and Secured Notes (collectively, the "Guarantors"), among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indentures, the Guarantors have the ability to seek to borrow additional funds of $15.0 million and may borrow additional funds for certain uses. The Indentures also provide that the Guarantors must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). In the event such proceeds are not so utilized, the Company must make an offer to all holders of Senior Exchange Notes to repurchase at par value an aggregate principal amount of Senior Exchange Notes equal to the amount by which such proceeds exceeds $5.0 million. Any remaining proceeds must be used in a like manner to repurchase Secured Notes. Certain provisions of the Indenture do not apply to the Company's consolidated entities which do not guarantee the Senior Exchange Notes and Secured Notes.

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

  Under the terms of the Indebtedness, PBLLC is required to make monthly payments of interest, and was to repay the Indebtedness in full and a $7.0 million loan fee on July 22, 2000. The Company defaulted on the principal and loan fee payments on July 22, 2000. The Company has continued to make the monthly interest payments accruing on the $30.0 million principal and is in negotiations with the lender. The lender accelerated the note and has declared the unpaid principal and loan fee due and payable. The Company is continuing its discussions with the lender concerning the restructuring of the note.

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

  TCG, the Company's 95%-owned partnership, maintained a line of credit collateralized by first mortgages on the M/V "President" and the Blackhawk Hotel, various personal property and an assignment of various contracts. The principal and interest on the line of credit were paid from the proceeds of the sale of the assets of the Davenport casino operations and the line of credit was terminated.

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

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000, respectively, under the Senior Exchange Notes and the Secured Notes. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. In November 2000, the Company paid (i) $12.8 million interest and (ii) $18.75 million and $6.25 million principal on the Senior Exchange Notes and Secured Notes, respectively. Total arrearage as of January 16 2001, is $56.25 million of principal and $0.6 million of interest on the Senior Exchange Notes and $18.75 million of principal and %0.2 million interest on the Secured Notes.

  Additionally, the Company did not pay the $30.0 million note and the associated $7.0 million loan fee due July 22, 2000, related to the Broadwater Property. The Company is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. The Company has continued to make the monthly interest payments related to the $30.0 million note. Since the date of default, the Company is accruing, but has not paid, interest on the $7.0 million fee and late fees on the entire $37.0 million. Total arrearage as of January 16, 2001, is $37.0 million of principal and $1.1 million of interest and fees.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The exhibits filed as part of this report are listed on Index to Exhibits accompanying this report.

        (b)  Reports on Form 8-K

             On October 12, 2000, the Company filed a Current Report on Form 8-K dated September 20, 2000, reporting under Item 7 that James
             A. Zweifel, Executive Vice President and Chief Financial Officer, had been named Vice President and General Manager of the President Casino by the Arch, the Company's St. Louis casino.
             The Company also announced that Ralph J. Vaclavik had been appointed Chief Financial Officer and Senior Vice President.

             On October 20, 2000, the Company filed a Current Report on Form 8-K dated September 20, 2000, reporting under Item 2 that the Company had consummated the sale of certain assets utilized in its Davenport, Iowa operations to Isle of Capri Casinos, Inc. pursuant to the terms and conditions of an Asset Sale Agreement, dated as of July 19, 2000, by and among The Connelly Group, L.P., a limited partnership in which the Company holds a 95% ownership interest, TCG/Blackhawk, Inc., a wholly-owned subsidiary of the Company, IOC-Davenport, Inc. and Isle of Capri Casinos, Inc.

                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: January 16, 2001                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.

   27 Financial Data Schedule for the nine-months ended November 30, 2000, as required under EDGAR.

----------------------