Form 10-K405
period 2001-02-28
PRESIDENT CASINOS INC
filed 2001-05-29
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 28, 2001
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/    No / /
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. /X/
  As of May 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,568,206.*
  As of May 28, 2001, the number of shares outstanding of the Registrant's Common Stock was approximately 5,032,999.
* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III - The Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

                                     PART I

Item 1. and Item 2.  Business and Properties.

General

  President Casinos, Inc. owns, operates and develops riverboat and/or dockside gaming casinos through its subsidiaries (collectively, the "Company"). The Company's current gaming facilities and operations are summarized as follows:

  Biloxi, Mississippi
    Operating entity                  - The President Riverboat Casino-
                                        Mississippi, Inc.
    Vessel                            - "President Casino-Broadwater"
    Slots                             -    901
    Gaming tables                     -     38
    Opening of casino                 - August 13, 1992
    Opening of current facility       - June 30, 1995

  St. Louis, Missouri
    Operating entity                  - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "Admiral"
    Slots                             -  1,228
    Gaming tables                     -     48
    Opening of casino without slots   - May 27, 1994
    Opening of casino with slots      - December 9, 1994

  In addition to its gaming operations, the Company owns and manages certain hotel and ancillary facilities associated with its casino operations in Biloxi, Mississippi and operates two non-gaming dinner cruise, excursion and sightseeing vessels on the Mississippi River in St. Louis, Missouri. The Company also from time to time charters certain of its unused vessels to third parties.

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

  On October 10, 2000, the Company sold the assets of its Davenport, Iowa casino and hotel operations for aggregate consideration of $58.2 million in cash. The Company recognized a gain of approximately $34.5 million on the transaction. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Blackhawk Hotel in Davenport was managed by a wholly-owned subsidiary of the Company.

  The Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain its operations. During fiscal 2000, as a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $75.0 million 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25.0 million 12% Secured Notes (the "Secured Notes"). Accordingly, the Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and the Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

  Due to cross default provisions associated with other debt agreements, the Company is also currently in default under the terms of its $2.6 million M/V "President Casino-Mississippi" note.

  On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provides for a proposed restructuring of the Company's debt obligations under the notes and the application of certain of the proceeds received by the Company from the sale of the assets of the Company's Davenport, Iowa operations. Approximately $43.0 million of the proceeds from the sale were deposited with a trustee. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Senior Exchange Notes and the Secured Notes; $25.0 million was used to partially redeem the Senior Exchange Notes and the Secured Notes; and $5.2 million was used to pay interest due March 15, 2001 on the Senior Exchange Notes and the Secured Notes. In addition, the Company made combined principal and interest payments of $1.9 million and $2.0 million to pay off TCG's line of credit and the indebtedness on the Company's Biloxi casino vessel, respectively.

  As part of the proposed restructuring, the maturity of the Senior Exchange Notes and the Secured Notes were to be extended from September 15, 2001 to September 15, 2003, if the Company met certain interest coverage ratios for the first half of calendar 2001. In lieu of the partial redemption of the 13% Notes scheduled for September 15, 2000, the restructured Senior Exchange Notes were to provide for a sinking fund payment of $15.0 million due August 31, 2001. The sinking fund payment was to be subject to extension or termination based upon satisfaction of certain financial-based performance tests by the Company's St. Louis operations for the quarter ending in July 2001, and each quarter thereafter on a rolling basis. In addition to the forgoing, as part of the proposed restructuring "President Casino-Broadwater," the vessel on which the Company's Biloxi gaming operations are conducted, was to be pledged to secure the Senior Exchange Notes and the Company would issue to the holders of the Senior Exchange Notes and the Secured Notes warrants to purchase up to 10% of the fully diluted common stock of the Company at an exercise price of $2.625 per share.

  The proposed restructuring contemplated that the restructuring would be completed by May 30, 2001 and that the Company would meet certain interest coverage ratios as a condition to the extension of the further maturity of the notes. To date, the Company's results of operations have not been at a level sufficient to meet the anticipated criteria and the proposed restructuring has not been implemented. As of May 28, 2001, with respect to the outstanding defaults under the Senior Exchange Notes and the Secured Notes, the Noteholders have not insisted upon the implementation of the proposed restructuring. They have been informed of the Company's intention to continue with the sale of certain properties as a primary source of retiring debt obligations. The Company is unable at this time to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and Secured Notes will result in any further action by the Noteholders.

  In connection with restructuring the Company's indebtedness, the Company has entered into an agreement to sell certain non-gaming cruising operations in St. Louis, Missouri for $1.7 million. In addition, the Company has entered into an installment purchase agreement for the M/V "New Yorker." The Company is continuing its efforts to identify assets available to sale.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, is in default under the terms of a $30.0 million promissory note and associated $7 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 15, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern Division in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender which has been approved by the bankruptcy court allowing PBLLC use of its cash collateral. See "Item 3. Legal Proceedings." PBLLC intends to propose a plan of reorganization which will permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  Management is pursuing various strategic financing alternatives in order to fund these obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, refinance its debts and/or sell/charter assets on a timely basis under acceptable terms and conditions and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

  Current Operations

  The Company's management views its operations in three operating segments:
Biloxi Operations, St. Louis Operations and, to a much lesser extent, Corporate Leasing Operations, each of which is discussed more fully below. Prior to the sale of the Company's Davenport properties, Davenport was considered to be a fourth operating segment. Revenues, results of operations and identifiable assets of each of these segments can be found in Note 13 of the accompanying consolidated financial statements.

  Biloxi, Mississippi Operations

  The Company manages its Biloxi gaming operations through its wholly-owned subsidiary, The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"). Biloxi is located on the Gulf of Mexico 75 miles east of New Orleans. The Mississippi Gulf Coast area has a population of approximately 300,000. The Company's Mississippi gaming license was last renewed in March 2001 for a two-year period.

  Since gaming began in Mississippi in August 1992, competition has steadily increased. There are currently twelve casinos operating in the Mississippi Gulf Coast area. The twelfth casino opened in March 1999 and is the largest casino in the market. The Company also faces competition from gaming operations in the metropolitan New Orleans area and elsewhere in Louisiana and Mississippi. The New Orleans metropolitan area currently has four casinos in operation.

  Management believes the Mississippi Gulf Coast is becoming a major destination point for gaming entertainment. The area is becoming more widely known with many guests coming long distances to enjoy the weather, beaches, golfing and other entertainment. During recent years, several large gaming companies have built large hotel/casino complexes and have captured a significant portion of the Mississippi Gulf Coast market. Many of these competitors have substantially greater name recognition and financial and marketing resources than the Company. Management believes that as newer and larger casino complexes enter the market, it will become increasingly more difficult to compete and maintain market share. Thus, management continues to study strategic alternatives for its Biloxi operations. See "Potential Growth Opportunities-Biloxi, Mississippi."

  The Company began dockside gaming operations in Biloxi on August 13, 1992. In February 1995, in order to provide the Company with the opportunity to compete more effectively in the Mississippi Gulf Coast market, the Company executed a charter agreement to lease a dockside casino to be utilized by its Biloxi gaming operations. In June 1995, the Company replaced the M/V "President Casino-Mississippi" with the chartered facility, "President Casino-Broadwater". The chartered vessel allowed for an increase in casino square footage and the addition of a full service buffet and a steak and seafood restaurant. In August 1999, the Company purchased "President Casino-Broadwater."

  Prior to July 1997, the Company was party to an operating lease with BH Acquisition Corporation ("BH") for its Biloxi mooring site, parking facilities, offices and a warehouse. BH was a wholly-owned entity of John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. Rent under the operating lease agreement was approximately $3.0 million annually, on a triple net basis. In July 1997, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, and a wholly-owned entity of Mr. Connelly which has certain preferred rights to certain cash flows, acquired the real estate and improvements from BH for $40.5 million. The property comprises approximately 260 acres and includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater," two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property").

  The marina at the Broadwater Property consists of both "tidelands" and "fast lands" under the Mississippi Trust Tidelands Act (the "Tidelands Act"). The Tidelands Act provides that land designated as tidelands is deemed to be owned by the State of Mississippi in trust. Under Mississippi law, riparian owners of land designated as tidelands or fast lands are provided the first opportunity to negotiate with the State of Mississippi for a lease on the property.

  During August 1992, BH entered into a ten-year lease agreement with the State of Mississippi for the tidelands (the "Tidelands Lease") for an annual rental fee of $295,000, with an option for a renewal term of five years, subject to renegotiation of the annual rent. In November 1993, the Tidelands Lease was amended to allow a new or second vessel to be moored, among other items, for an annual rent of $525,000. Effective in August 1995, in conjunction with the replacement of the M/V "President Casino-Mississippi" with the "President Casino-Broadwater," BH exercised its rights under the agreement and the Company's annual rent increased to $525,000. Effective August 1997, the state adjusted the annual rent to $598,000 in accordance with the terms of the lease.

  During December 1996, BH entered into a 40-year lease agreement (the "Fast Lands Lease") with the State of Mississippi for the fast lands for an annual rental fee of $21,000, adjustable every five years as defined in the lease agreement. Concurrent with the purchase of PBLLC, BH sold its interest in the Tidelands Lease and the Fast Lands Lease to PBLLC.

  St. Louis, Missouri Operations

  In May 1994, the Missouri Gaming Commission licensed the Company to conduct dockside gaming operations on the Company-owned vessel, "Admiral," in St. Louis through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Company's initial license was subsequently renewed and was last renewed in May 2000 for a period of two years. The "Admiral" is approximately 400 feet long, continuously docked north of the base of the Gateway Arch at a mooring site subleased by the Company from the City of St. Louis Port Commission.

  The Company leases two mooring sites on the St. Louis riverfront. The Company's mooring site for Gateway Riverboat Cruises, which conducts non-gaming dinner cruise, excursion and sightseeing operations, was for an initial term of five years commencing August 1986, with four five-year renewal options. Annual rent is $4,000 and is subject to rate changes every five years as recommended by the Port Commission. On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises. The agreement is subject to certain lease and license approvals and it is anticipated to close before July 2001. As of May 28, 2001, the Company has received cash proceeds of $525,000 of the $1,650,000 purchase price.

  Prior to the move of the "Admiral," the Company's lease for the mooring site of the "Admiral" was for a term of twenty five years and terminated in December 2008. The "Admiral" lease provided for base rent plus payments of 2% of adjusted gross receipts (gross receipts net of winnings paid to wagerers). The base rent was $6,000 annually and was subject to rate change every five years as recommended by the Port Commission.

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. The casino was closed at midnight December 3, 2000 to prepare for the move and reopened the evening of December 7, 2000. At such time the lease for the former mooring site of the "Admiral" was surrendered and terminated. The new location provides guests with improved parking and valet service, and better ingress/egress including improved access from major highways into St. Louis. This site is also less susceptible to flooding than the previous mooring site.

  The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8.7 million. Under the terms of the agreement, the City funded $3.0 million of the relocation costs, $2.4 million of which was financed through bank debt. The Company will pay for the remaining costs. Under the terms of the agreement, the Company has placed $0.5 million in escrow to be used to fund a portion of these costs. It is anticipated that the City will repay the debt from annual allocations of $0.6 million from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of February 28, 2001, the Company guaranteed balance was $2.0 million.

  Rent under the terms of the new lease consists of base rent plus a percent of adjusted gross receipts. The base rent is $27,000 annually and is subject to rate change every five years based on the recommendation of the Port Commission. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80.0 million plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80.0 million but which are equal to or less than $100.0 million plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100.0 million.

  Competition is intense in the St. Louis market area. There are presently four other casino companies operating five casinos in the market area. Many of these competitors have significantly greater name recognition and financial and marketing resources than the Company. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one across the Mississippi River from the "Admiral" and the second 20 miles upriver.

There are two Missouri casino companies, each of which operates casino vessels approximately 20 miles west of St. Louis on the Missouri River. One company operates one casino in the City of St. Charles, Missouri and the other company operates two casinos in Maryland Heights, Missouri.

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis metropolitan area along the Mississippi River. Three of the locations are within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the proposed four locations. The Commission's decision is being challenged by one of the applicants whose proposal was not selected and certain other entities. Management believes that the opening of one or more additional casinos in the St. Louis market would have a negative impact on the Company's results of operations.

  Differences in gaming regulations in the St. Louis market between Illinois and Missouri operators have given both competitive advantages and disadvantages to the various operators. Missouri regulations formerly did not require vessels to actually cruise. However, simulated cruising requirements were imposed which restricted entry to a vessel to a 45-minute period every two hours. Those competitors having more than one casino vessel could alternate hourly boarding times and provide virtually continuous boarding for their guests. Thus, they had a distinct competitive advantage over the Company, which has a single casino vessel in Missouri. Illinois casino vessels were formerly required to cruise, thereby limiting ingress and egress to their casinos. In June 1999, legislation was enacted eliminating the Illinois cruising requirements. This change immediately gave the Illinois operators an advantage over the Missouri operators as Illinois patrons could enter and exit the vessel at any time. However, this advantage was negated in August 1999, when the Missouri Gaming Commission allowed "continuous boarding" by establishing a program eliminating the boarding restrictions for the "Admiral" and other casinos in eastern Missouri. This change to "continuous boarding" also enabled the "Admiral" to compete more effectively with the Missouri operators who have adjacent casino vessels. The program was subsequently extended to all casinos in Missouri.

  Other Missouri regulations limit the loss per simulated cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. Companies that operate adjacent casinos enable guests who reach the 2-hour loss limit to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players; additionally, their guests are not burdened with the administrative requirements related to the loss limits.

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

  Leasing Operations

  In addition to the vessels currently owned and utilized in its gaming and sightseeing cruise operations, the Company owns the M/V "President Casino-Mississippi" and the M/V "New Yorker," which is subject to an installment purchase agreement dated March 29, 2001.

  The M/V "President Casino-Mississippi" was previously utilized at the Company's Biloxi and Davenport operations. The M/V "President Casino-Mississippi" is 292-feet long and 65-feet wide, containing approximately 22,000 square feet of gaming space on three decks and formerly accommodated 620 slot machines and 43 table games. The Company is currently seeking to sell or charter this vessel.

Potential Growth Opportunities

  The Company continues to explore selectively gaming developments in current gaming markets. Pursuit of such opportunities by the Company is dependant upon a number of economic and regulatory factors including the Company's ability to secure required federal, state and local governmental licenses and approvals and the availability of financing for such projects on acceptable terms. In addition, the Company is subject to intense competition for the development of new gaming opportunities from companies that have significantly greater financial, marketing and other resources than the Company. Accordingly, there can be no assurance that the Company will be able to pursue successfully other gaming opportunities or recover its investment in any such new opportunities.

  Biloxi, Mississippi

  As discussed in "Current Operations-Biloxi, Mississippi," in July 1997, the Company purchased the Broadwater Property in Biloxi for $40.5 million. The property comprises approximately 260 acres and includes two hotels, an adjacent 18-hole golf course and a 111-slip marina. The marina is the site of the Company's Biloxi casino operations.

   Management believes that this site is ideal for development of "Destination Broadwater," a full-scale luxury destination resort offering an array of entertainment attractions in addition to gaming. The plans for Destination Broadwater feature a village with a cluster of casinos, hotels, restaurants, theaters and other entertainment attractions. Management believes that with its beachfront location and contiguous golf course, the property is the best site for such a development in the Gulf Coast market.

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources ("DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Environmental Impact Statement ("EIS"). The Company has received the Draft EIS, the notice of which was posted in the Federal Register in early June 2000 for public comment. The comment period has been closed and the Final EIS is currently pending. Pending the resolution of the public and agency comments, the Company is currently preparing its response to those comments.

  In March 1999, the Company announced that it had entered into contracts with the State of Mississippi and the owners of Deer Island to purchase and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located just offshore of Biloxi. It is primarily wilderness which the State would preserve for use by the people of Mississippi. The purchase and conveyance of the title were contingent on the occurrence of various events, including the issuance to the Company of all required federal, state, and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino license necessary for development of Destination Broadwater. The Company is examining alternative environmental mitigation plans and has not currently renewed its Deer Island purchase option.

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

Regulatory Matters

  Gaming Regulations

  General. The ownership and operation of gaming facilities are subject to extensive state and local regulation. The Company's Biloxi gaming operations are regulated by the Mississippi Gaming Commission and its St. Louis gaming operations are regulated by the Missouri Gaming Commission. As a condition to obtaining and maintaining a gaming license, the Company must pay fees and taxes, observe detailed regulations on operations, submit and update comprehensive applications and submit detailed financial, operating and other reports to each such Commission. Each such Commission has broad powers to suspend or revoke licenses in which event local and related operations would be terminated or suspended. In addition, substantially all of the Company's material transactions are subject to prior notice to review, and in some instances, approve by such Commission. Any person acquiring 5% or more of the Common Stock or equity securities of any gaming entity must be found suitable by the appropriate regulatory body.

  Various license fees and taxes are payable to the jurisdictions in which the Company conducts gaming operations. These taxes are calculated in various ways, and may be based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino and/or (iv) passenger counts. A casino entertainment tax is also paid by the licensee where entertainment is furnished in connection with the selling of food or refreshments. In addition, certain other fees are imposed.

  The Company, its subsidiaries, its employees and other individuals or entities having material relationships with the Company are required to obtain and hold various licenses and approvals in Mississippi and Missouri and will most likely be required to do so in each other jurisdiction in which the Company may conduct a gaming operation. If a gaming authority were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue to have a relationship with the Company, the Company would have to suspend or dismiss such person. The failure of the Company, or any of its key personnel, to obtain or retain a license in any jurisdiction could have a material adverse effect on the Company and its prospects or its ability to obtain or retain licenses in other jurisdictions. Generally, regulatory authorities have broad discretion in granting, renewing and revoking licenses. Moreover, any jurisdiction into which the Company may seek to expand its gaming operations may require the Company to apply for and obtain regulatory approvals with respect to the construction, design and operational features of the vessel it intends to utilize. Obtaining such licenses and approvals may be costly, time consuming and cannot be assured. Riverboats as well as certain dockside operations are also subject to stringent regulation by the U.S. Coast Guard and to marine insurance requirements, as well as state and local requirements.

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

  The Mississippi Gaming Law imposes state and local gaming taxes of approximately 12% of net gaming win. In addition, certain other fees are imposed.

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

  On three separate occasions since 1998, opponents of legalized gaming in Mississippi have attempted to make gaming illegal through the initiative process. Under this process, initiative proponents must gather signatures from a substantial number of supporters (i.e., 12% of the total number of votes cast for Governor in the last gubernatorial general election) divided evenly among the state's five congressional districts within a one year time span. The proposed initiative must include, among other things, a government revenue impact statement.

  On June 12, 1998, July 10, 1998 and March 14, 1999, gaming opponents filed proposed initiatives with the Mississippi Secretary of State for certification. On each occasion gaming proponents challenged the legality of the initiatives, and on each occasion the Circuit Court of the First Judicial District of Hinds County declared the proposed initiatives invalid for failure to include the required revenue impact statement. The initiative sponsors appealed one of these cases to the Mississippi Supreme Court, and on December 21, 2000, the Supreme Court affirmed the ruling of the lower court invalidating the initiatives.

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

  Applicable provisions of the Local Option Alcoholic Beverage Control Law of the State of Mississippi require that each employee of a licensed retailer who handles alcoholic beverages obtain a valid permit issued by the Alcoholic Beverage Control Division of the Mississippi State Tax Division. All employees of President Mississippi who are required to obtain such permits have either obtained such permits or have completed applications therefore and are permitted to act in the positions for which they were hired pending approval of such applications.

  Employees

  As of February 28, 2001, the Company had approximately 1,900 employees.

  In April 1999, certain gaming, service and maintenance employees of President Missouri ratified a three-year collective bargaining agreement setting out wages, benefits and other terms and conditions of employment. The labor agreement covers approximately 390 of the Company's 950 St. Louis employees.

Item 3.  Legal Proceedings.

Litigation

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." ("Whalen III") was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claimed in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen sought as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. In November 1998, the District Court granted the Company's motion for summary judgment and dismissed Whalen's claim for conversion. Whalen appealed the District Court's decision. The Supreme Court of the State of Iowa reversed the order of the District Court, found that there had been committed the tort of conversion and remanded the case to the District Court to determine damages. PRC Iowa filed a Motion of Summary Judgment and Resistance to a Cross Motion of Summary Judgment on the Issues of Damages. On May 8, 2001, the District Court determined it was compelled by the Supreme Court decision to grant Whalen's motion and found PRC Iowa and J. Edward Connelly Associates, Inc. liable. The Court also denied the motion for Summary Judgment on damages of PRC-Iowa. In addition, the Court denied Whalen's motion for Summary Judgment on the issue of damages. It reserved for trial the issues of the values of the shares, their restricted nature under the Federal Securities Laws and fault and mitigation of damages. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  "Michael L. Whalen v. The Connelly Group, LP, President Riverboat Casino-Iowa, Inc. and President Casinos, Inc.," No. 96350, Iowa District Court for Scott County ("Whalen IV"). This case follows Whalen III and represents an effort to prevent PRC Iowa as general partner of TCG from distributing the proceeds from the sale of the Davenport operations of TCG. While a substantial amount was distributed prior to the filing of this action, approximately $1.5 million remains undistributed. Whalen IV seeks injunctive relief to prevent its distribution until a judgment is entered in Whalen III. Whalen anticipates executing any judgment against these assets. A temporary injunction has been issued. The trial court has deferred a final order pending the outcome of Whalen III and the funds are restricted.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants have opposed it. Briefing has been completed and a ruling is anticipated. Extensive paper discovery has occurred. Both sides recently filed supplemental briefs. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  A shareholder derivative suit captioned "Mizel v. John E. Connelly et. al." was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort, Broadwater Towers and a related golf course, from an entity controlled by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, an award of damages to the Company and attorney's fees and costs. The Company filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. The court denied the motion. The Company has
made substantial paper discovery in response to requests for production.   The
Company recently filed a motion to dismiss for failure to join an indispensable party, PBLLC. A briefing schedule has been set and a ruling is expected within 90 days. Based on management's evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously. The suit is covered under the Company's directors and officers insurance policy. Because this is a derivative action, the result of a successful judgment would be a reimbursement to the Company from the Directors on account of their alleged breaches of their duty to exercise an informed business judgment and because of their waste of corporate assets. Because the Company believes the Directors have meritorious defenses to the allegations, it does not anticipate any material recovery in the action.

  On April 15, 2001, President Broadwater Hotel, LLC filed a Voluntary Petition for Reorganization under Chapter 11 of the Bankruptcy Code (Title 11, U.S. Code) in the United States Bankruptcy Court for the Southern Division, in Biloxi, Mississippi. In accordance with provisions of the Bankruptcy Code, PBLLC has continued in possession and use of its assets and has continued without interruption in the operation of its pre-Petition business activities. PBLLC and its primary lender, Lehman Brothers Holdings, Inc., entered into a Cash Collateral Stipulation and Agreement which has been approved by final order of Bankruptcy Court, thereby authorizing PBLLC's use of cash collateral in accordance with the Agreement. The Chapter 11 case is in its early stages, with the Section 341(a) meeting of creditors having not yet been held, and the terms of a Plan of Reorganization in the case have not yet been formulated.

  On May 1, 2001, the Missouri Gaming Commission issued a preliminary order of discipline in DC-01-004 - DC-01-012 proposing that the Company be assessed administrative penalties totaling $129,000 for numerous alleged violations of internal gaming control standards and one alleged violation of making political contributions prohibited by an ordinance of the City of St. Louis. None of the alleged violations of internal control standards involve any loss of funds or affect the integrity of gaming. The Company is contesting the proposed discipline and has requested a hearing on all issues. The Company anticipates that these matters will be resolved with no significant impact on its financial position.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

Item 4A. Executive Officers of the Company.

  The executive officers of the Company, together with their respective ages and positions with the Company, are set forth below.

         Name           Age        Positions with the Company
         ----           ---        --------------------------
   John E. Connelly      75        Chairman of the Board and Chief
                                     Executive Officer
   John S. Aylsworth     50        President, Chief Operating
                                     Officer and Director
   Terrence L. Wirginis  49        Vice Chairman of the Board,
                                     Vice President-Marine and
                                     Development and Director
   James A. Zweifel      55        Executive Vice President
   Ralph J. Vaclavik     46        Senior Vice President and
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

  Mr. Zweifel has been Executive Vice President and General Manager of the Company's St. Louis operations since September 2000. Mr. Zweifel was Executive Vice President and Chief Financial Officer of the Company from July 1997 until September 2000. Mr. Zweifel served as Vice President and Chief Financial Officer from November 1995 until July 1997. Prior to joining the Company, Mr. Zweifel was Executive Director of FANS, Inc., the organization formed to bring the Los Angeles Rams to St. Louis. From July 1992 to November 1994, Mr. Zweifel was Vice President and Controller of Clark Refining and Marketing. From July 1988 to July 1992, Mr. Zweifel was Vice President, Chief Financial Officer and Secretary for Engineered Support Systems, a manufacturer of ground support systems.

  Mr. Vaclavik has been Senior Vice President and Chief Financial Officer of the Company since September 2000. Mr. Vaclavik served as Vice President of Finance of the Company since its inception in June 1992.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

  The Company's Common Stock was delisted from the Nasdaq National Market effective the close of business November 19, 1998, because the Company no longer met certain listing requirements. The stock continues to trade on the OTC Bulletin Board under the symbol "PREZ". The following table sets forth, for the fiscal quarters indicated, the high and low sale or bid prices for the Common Stock, as reported by the OTC Bulletin Board:

                                                High         Low
                                               ------       -----
            Fiscal 2001
              First Quarter................   $ 1.0625    $ 0.1875
              Second Quarter...............   $ 1.0000    $ 0.6250
              Third Quarter................   $ 0.7500    $ 0.2500
              Fourth Quarter...............   $ 0.5469    $ 0.1875

            Fiscal 2000
              First Quarter................   $ 3.2500    $ 1.3125
              Second Quarter...............   $ 2.1875    $ 1.0000
              Third Quarter................   $ 1.9844    $ 0.8125
              Fourth Quarter...............   $ 1.5625    $ 0.5000

  On May 24, 2001, there were approximately 1,473 holders of record of the Company's Common Stock.

  The Company has never paid any dividends on its Common Stock. The Company anticipates that for the foreseeable future all earnings, if any, will be used for the repayment of debt or retained for the operations and expansion of its business. Accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends by the Company is restricted under the terms of the indenture governing the Company's Senior Exchange Notes due 2001. See "Management's Discussion and Analysis of Financial Position and Results of Operations."

Item 6.  Selected Consolidated Financial Data.

  The following selected financial data of the Company is qualified by reference to and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein. The selected consolidated statement of operations and balance sheet data are derived from the Company's consolidated financial statements certain of which are included elsewhere herein.

                                                        Years Ended February 28/29,
                                              2001       2000       1999       1998       1997
                                             ------     ------     ------     ------     ------
                                                     (in thousands, except share data)

Consolidated Statement of Operations Data:
Total operating revenues (1)..............  $152,098   $188,516   $192,185   $177,636   $181,184

Operating income (loss)
   before (gain)/loss on disposal
   of property and equipment (2)..........  $(12,219)  $  7,623   $  5,871   $  2,101   $  2,305

(Gain)/loss on disposal of property
   and equipment (3)......................  $ 33,985   $    (99)  $    (14)  $   (726)  $ (1,479)

Net loss..................................  $   (206)  $(13,373)  $(14,892)  $(15,037)  $ (8,785)

Basic and dilutive loss per share.........   $ (0.04)   $ (2.66)   $ (2.96)   $ (2.99)   $ (1.75)

Consolidated Balance Sheet Data:
Total assets..............................  $135,744   $165,394   $172,744   $187,256   $155,904
Current liabilities (4)...................  $141,657   $171,755   $ 27,109   $ 31,510   $ 27,056
Long-term liabilities.....................  $    --    $    --    $139,379   $135,084   $104,862
Stockholders' equity (deficit)............  $(19,787)  $(19,581)  $ (6,208)  $  8,684   $ 23,721

  Gaming operations commenced in Davenport, Iowa on April 1, 1991, in Biloxi, Mississippi on August 13, 1992 and in St. Louis, Missouri on May 27, 1994. Hotel operations commenced in Davenport, Iowa on October 30, 1990 and in Biloxi, Mississippi on July 27, 1997. The assets of the Davenport operations were sold on October 10, 2000.

(1) New accounting guidance issued in and effective for fiscal year 2001 (EITF 00-22) requires that the cost of the cash-back component of the Company's players' programs be treated as a reduction of revenue.
     Further guidance (EITF 00-25), which the Company has elected to adopt early, requires that coupons which are redeemed for tokens be similarly classified as a reduction of revenue. The amount of cash-back and coupon costs which were previously recognized as gaming expense were $10,441, $15,211, $12,656, $10,616 and $6,431 for the years ended February 28/29,
     2001, 2000, 1999, 1998 and 1997, respectively. The amount of coupon costs which were previously recognized as selling, general and administrative expense were $3,425, $2,972, $2,719, $1,109 and $530 for the years ended February 28/29, 2001, 2000, 1999, 1998 and 1997, respectively. This new guidance impacts only the income statement classification of these costs. The prior year's results have been restated to reflect the impact of implementing this new guidance.

(2) During fiscal 2001, management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in an impairment of long-lived assets of $12,709 on two casino vessels not currently used in the Company's operations. The assets are accounted for in the Company's leasing segment. Specifically, the Company entered into an option to sell one vessel and, with the sale of the Davenport properties, the need to maintain a reserve vessel for the upcoming hull inspection was eliminated. The net realizable value was determined primarily by current offers from unrelated third parties on the two vessels.

     The Company recognized an impairment of long-lived assets in fiscal year 1997 of $728, primarily related to a second vessel in St. Louis. The Company recognized no other impairment during the years presented.

(3) On October 10, 2000, the assets of the Company's Davenport hotel and casino operations were sold. A gain of $34,465 was recognized on the transaction.

(4) PBLLC did not pay the $30,000 note and the associated $7,000 loan fee due July 22, 2000 related to the Broadwater Property. PBLLC is the owner of the marina in which the Company operates its Biloxi casino operations barge. On April 15, 2001, PBLLC filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. See "Item 3. Legal Proceedings."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion, which covers fiscal years 1999 through 2001, should be read in conjunction with the consolidated financial statements of the Company and the separate financial statements of The Connelly Group, L.P. and the notes thereto included elsewhere in this report.

  The Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain its operations. During fiscal 2000, as a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $75.0 million 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25.0 million 12% Secured Notes (the "Secured Notes"). Accordingly, the Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and the Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

  On October 10, 2000, the Company sold the assets of its Davenport operations for aggregate consideration of $58.2 million in cash. On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provides for a proposed restructuring of the Company's debt obligations under the notes and the application of certain of the proceeds received by the Company from the sale of the assets of the Company's Davenport, Iowa operations. Approximately $43.0 million of the proceeds from the sale were deposited with a trustee. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Senior Exchange Notes and the Secured Notes; $25.0 million was used to partially redeem the Senior Exchange Notes and the Secured Notes; and $5.2 million was used to pay interest due March 15, 2001 on the Senior Exchange Notes and the Secured Notes. In addition, the Company made combined principal and interest payments of $1.9 million and $2.0 million to pay off TCG's line of credit and the indebtedness on the Company's Biloxi casino vessel, respectively.

  As part of the proposed restructuring, the maturity of the Senior Exchange Notes and the Secured Notes were to be extended from September 15, 2001 to September 15, 2003, if the Company met certain interest coverage ratios for the first half of calendar 2001. In lieu of the partial redemption of the Senior Exchange Notes scheduled for September 15, 2000, the restructured Senior Exchange Notes were to provide for a sinking fund payment of $15.0 million due August 31, 2001. The sinking fund payment was to be subject to extension or termination based upon satisfaction of certain financial-based performance tests by the Company's St. Louis operations for the quarter ending in July 2001, and each quarter thereafter on a rolling basis. In addition to the foregoing, as part of the proposed restructuring "President Casino-Broadwater," the vessel on which the Company's Biloxi gaming operations are conducted, was to be pledged to secure the Senior Exchange Notes and the Company would issue to the holders of the Senior Exchange Notes and the Secured Notes warrants to purchase up to 10% of the fully diluted common stock of the Company at an exercise price of $2.625 per share.

  The proposed restructuring contemplated that the Company would meet certain interest coverage ratios as a condition to the extension of the further maturity of the Notes. To date, the Company's results of operations have not been at a level sufficient to meet the anticipated criteria and the proposed restructuring has not been implemented. The Noteholders have not insisted upon the implementation of the proposed restructuring. They have been informed of the Company's intention to continue with the sale of certain properties as a primary source of retiring debt obligations. The Company has entered into an agreement to sell certain non-gaming cruising operations in St. Louis, Missouri for $1.7 million. In addition, the Company has entered into an installment sale for the Company's vessel M/V "New Yorker." The Company is continuing its efforts to identify assets for sale. The Company is unable to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and Secured Notes will result in any further action by the Noteholders.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, is in default under a $30.0 million promissory note and associated

$7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 15, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern Division in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender which has been approved by the bankruptcy court allowing PBLLC use of its cash collateral. PBLLC intends to propose a plan of reorganization which will permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  Due to cross default provisions associated with other debt agreements, the Company is also currently in default under its $2.6 million M/V "President Casino-Mississippi" note. See Liquidity and Capital Resources.

  Management believes that unless the debt holders take further action with respect to the Company's defaults, its liquidity and capital resources will be sufficient to maintain its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with the restructuring have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

  Management is pursuing various strategic financing alternatives in order to fund these obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, refinance its debts and/or sell/charter assets on a timely basis under acceptable terms and conditions and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

  Within a 45-mile radius of the Quad Cities, the Company's Davenport casino operations competed with three other casino operations. Expansion and increased marketing by these competitors and changes in the Illinois gaming laws resulted in a decrease in market share and an increase in promotional and marketing costs for the Company's Davenport operation. The assets of the Davenport operations were sold on October 10, 2000.

  Competition is intense in the St. Louis market area. There are presently four other casino companies operating five casinos in the market area. Many of these competitors have significantly greater name recognition and financial and marketing resources than the Company. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one across the Mississippi River from the "Admiral" and the second 20 miles upriver. There are two Missouri casino companies, each of which operates casino vessels approximately 20 miles west of St. Louis on the Missouri River. One company operates one casino in the City of St. Charles, Missouri and the other company operates two casinos in Maryland Heights, Missouri.

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which were within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the proposed locations. The Commission's decision is being challenged by one of the applicants whose proposal was not selected and other entities. Management believes that the opening of one or more additional casinos in the St. Louis market would have a negative impact on the revenues and the results of operations of the Company.

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

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods, hurricanes and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. Under less severe conditions, high river levels cause reduced parking and a general public perception of diminished access to the casino resulting in decreased revenues. The Company believes the move of the "Admiral" substantially diminishes the possibility of this condition. Additionally, the Company suspended its Biloxi casino operations from September 25, 1998 until October 1, 1998 due to Hurricane Georges.

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

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth as of February 28, 2001 was $13.8 million and is included on the balance sheet in minority interest. Cash payments relating to this membership interest have totaled $0.2 million since its inception.

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

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources (the "DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Environmental Impact Statement ("EIS"). The Company has received the Draft EIS, the notice of which was posted in the Federal Register in June 2000 for public comment. The comment period has been closed and the Final EIS is currently pending. Pending the resolution of the public and agency comments, the Company is currently preparing its response to those comments.

  In March 1999, to facilitate its proposed master plan development, the Company entered into contracts with the State of Mississippi and the owners of Deer Island to purchase the property for $15.0 million and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located just offshore of Biloxi. It is primarily wilderness which the state would preserve for use by the people of Mississippi. The purchase and conveyance of the title were contingent on the occurrence of various events, including the issuance to the Company of all required federal, state and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino licenses necessary for development of Destination Broadwater. The Company is examining alternative environmental mitigation plans and has not currently renewed its Deer Island purchase option.

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

  In March 2000, the Company purchased 850 previously owned slot machines that are equipped with bill validators and are fitted to operate with an electronic loss limit system. Effective August 28, 2000, approximately 700 of these machines were installed on the "Admiral," all of which are currently operational with the electronic loss limit system. As of November 30, 2000, the Company also added approximately 50 new machines with bill validators which are fitted to operate with an electronic loss limit system. Management believes the Company is better positioned to compete in the St. Louis market with these additions.

  Relocation of the "Admiral"

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its then current location on the Mississippi River, to the Laclede's Landing District. The casino was closed at midnight December 3, 2000 to prepare for the move and reopened December 7, 2000. The new location provides for an improved operation with better ingress and egress, provides better parking and is less susceptible to flooding. The Company has experienced increased revenues as a result of this move, which in turn results in increased rent and tax revenues for the City of St. Louis. The City funded the first $3.0 million in costs to relocate and improve the "Admiral." Of the $3.0 million City-funded relocation costs, $2.4 million was financed through bank debt.
The Company will pay for the remaining approximately $5.7 million costs associated with the relocation. It is anticipated that the City will repay the debt from gaming taxes it receives based upon gaming revenues of the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay it. As of February 28, 2001, the Company guaranteed balance was $2.0 million.

  The benefits of relocating the "Admiral" include:

  Ingress/Egress -- Traffic ingress to and egress from the casino, at its former location, was difficult. Access from the major highways has historically been poor. Significant improvements in exit and entrance ramps to the Laclede's Landing area off the main highway and road improvements within the Laclede's Landing area have been completed. Four roads to and from the main highway provide improved ingress to and egress from the new location.

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

  The results of the move, the slot upgrade and the change of the Missouri gaming regulation allowing credits to go directly to the meter have resulted in increased operating results. Beginning in January 2001, the first full month of operations after the move of the Admiral, and through April 2001, gaming revenues have increased 15%, 11%, 25% and 21%, respectively, compared to the same month of the prior year. In addition, EBITDA before impairment of long-lived assets and gain/loss on disposal of property and equipment has increased a combined 52% compared to the same four month period.

  Philadelphia, Pennsylvania

  During December 1993, the Company entered into an agreement for the rights to utilize an 18-acre river front site in Philadelphia, Pennsylvania either through entering a long-term lease on the property or, under certain conditions, to purchase the property at its determined fair market value. The Company also acquired an option to lease a City-owned pier which is located on property immediately contiguous to the Philadelphia Property. The Company entered into the option agreements in anticipation of the legalization of gaming in Pennsylvania.

  Over the course of the next six years, the parties modified the lease and the option agreements three times and the Company exercised its options throughout the period.

  In February 1999, the Pennsylvania House of Representatives approved a bill allowing riverboat casinos to be included in a non-binding statewide gambling referendum in May 1999. In March 1999, the state Senate voted that the non-binding referendum would not be submitted to the voters. Based on the Company's analysis of the likelihood of timely passage of Pennsylvania gaming legislation, the Company wrote off its remaining investment in Philadelphia of as of February 28, 1999 and subsequently notified the lessors of management's intent not to renew the options under the then existing terms. The Company incurred development costs of $3.8 million for fiscal year 1999, relating to Philadelphia.

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

Results of Operations

  The results of operations for the years ended February 28, 2001, 2000 and 1999 include the gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the non-gaming operations in Biloxi (the Broadwater Property) and St. Louis (Gateway Riverboat Cruises). The results of operations also include the Company's gaming operations in Davenport, Iowa and to a much lesser significance the non-gaming operations in Davenport (the Blackhawk Hotel) through the date of sale. The assets of the Davenport operations were sold on October 10, 2000.

  The following table highlights the results of the Company's operations.

                                  Twelve Months Ended February 28/29,
                                     2001        2000        1999
                                    ------      ------      ------
                                            (in millions)

St. Louis, Missouri Operations
  Operating revenues               $  62.4      $ 63.8       $ 62.9
  Operating income (loss)             (0.7)        1.6          0.6

Biloxi, Mississippi Operations
  Operating revenues                  50.2        54.8         56.3
  Operating income                     2.7         4.6          5.1

Davenport, Iowa Operations
  Operating revenues                  39.5        68.1         70.0
  Operating income                     5.8         8.0         11.6

Corporate Leasing Operations
  Operating revenues                   --          1.8          3.0
  Operating income (loss)            (15.1)       (1.6)         0.3

Corporate Administration
  and Development
  Operating loss                      (4.9)       (5.0)       (11.7)

  The following table highlights certain supplemental measures of the Company's financial performance.

                                  Twelve Months Ended February 28/29,
                                     2001        2000        1999
                                    ------      ------      ------
                                        (numbers in millions)

St. Louis, Missouri Operations
  EBITDA *                         $   4.2     $   6.4      $   5.7
  EBITDA margin                        6.7%       10.0%         9.1%

Biloxi, Mississippi Operations
  EBITDA *                         $   5.3     $   7.0      $   7.9
  EBITDA margin                       10.6%       12.8%        14.0%

Davenport, Iowa Operations
  EBITDA *                         $   7.3     $  12.4      $  16.3
  EBITDA margin                       18.5%       18.2%        23.3%

Corporate Leasing Operations
  EBITDA *                         $ (13.8)    $   0.7      $   2.1
  EBITDA margin                        N/A        38.9%        70.0%

Corporate Administrative
  and Development
  EBITDA *                         $  (4.9)    $  (4.9)     $ (11.7)

 * "EBITDA" consists of earnings from operations before interest, income taxes, depreciation and amortization and before gain (loss) on disposal of property and equipment. For the purposes of this presentation, EBITDA margin is calculated as EBITDA divided by operating revenue.

  EBITDA and EBITDA margin are not determined in accordance with generally accepted accounting principles. Since not all companies calculate these measures in the same manner, the Company's EBITDA measures may not be comparable to similarly titled measures reported by other companies.

  EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows from operational activities as a measure of liquidity. The Company has presented EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. Management believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest, depreciation and amortization.

  New accounting guidance issued in and effective for fiscal year 2001 requires that the cost of the cash-back component of the Company's player programs be treated as a reduction of revenue. Further guidance, which the Company has elected to adopt early, requires that coupons which are redeemed for tokens be similarly classified as a reduction of revenue. Previously, these costs had been treated as gaming expenses and selling, general and administrative expenses. This new guidance impacts only the income statement classification of these costs. The prior years' results have been restated to reflect the impact of implementing this new guidance.

Fiscal 2001 Compared to Fiscal 2000

  On October 10, 2000, the Company sold the assets of its Davenport operations for aggregate consideration of $58.2 million in cash. The Company recognized a gain of $34.5 million on the transaction.

  Operating revenues. The Company generated consolidated operating revenues of $152.1 million during fiscal 2001 compared to $188.5 million during fiscal 2000, a decrease of $36.4 million. The St. Louis and Biloxi operations experienced decreases in revenues of $1.4 million and $4.6 million, respectively. Additionally, the corporate leasing operation experienced a $1.8 million decrease in operating revenues as a result of a charter agreement with a third party terminating in July 1999. Excluding the Davenport operations, revenues decreased $7.8 million, or 6.4%.

  Gaming revenues from the Company's St. Louis and Biloxi operations decreased $1.0 and $2.0 million, respectively, during fiscal 2001, compared to fiscal 2000. In St. Louis, the disruption to the slot floor resulting from the swap out of 850 slot machines, the addition of bill validators, the implementation of the new accompanying electronic loss limit slot tracking system and preparation and delays on the move of the Admiral contributed to the $1.0 million reduction of gaming revenues over the prior year. During the last quarter of the fiscal year that included five days during which the casino was closed for its relocation and two and one half months of post move results, St. Louis gaming revenues were $1.1 million over the prior years ending quarter. In Biloxi, changes in marketing campaigns of competitors negatively impacted gaming revenues and market share.

  The Company's revenues from food and beverage, hotel, retail and other were $31.3 million during fiscal 2001, compared to $40.2 million during fiscal 2000, a decrease of $8.9 million. Excluding the Davenport operations, revenues from these sources were $24.5 million for the year ended February 28, 2001 compared to $28.9 million for the year ended February 29, 2000, a decrease $4.4 million or 15.2%. The decrease was primarily attributable to:
(i) a decrease of food and beverage revenue of $0.6 million as a result of changes in the buffet coupon policy in St. Louis, (ii) a decrease of food and beverage revenue of $0.8 million in Biloxi as a result of the increased competition resulting in fewer guests, (iii) a decrease of $1.8 million in charter revenue as previously discussed, and (iv) insurance proceeds of $0.9 million recognized in fiscal 2000.

  Promotional allowances were $27.0 million for the year ended February 28, 2001 compared to $33.4 million for the year ended February 29, 2000.
Excluding the Davenport operations, promotional allowances were $19.4 million for the year ended February 28, 2001 compared to $18.9 million for the year ended February 29, 2000, an increase of $0.5 million or 2.6%. Promotional allowances in St. Louis decreased $0.7 million as a result of increased promotions in the prior year primarily related to the change to "continuous boarding." In Biloxi, promotional allowances increased $1.2 million primarily as a result of response to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $82.5 million during fiscal 2001, compared to $98.6 million during fiscal 2000, a decrease of $16.1 million. Excluding the Davenport operations, gaming and gaming cruise operating costs and expenses decreased $1.1 million, or 1.8%. Excluding the Davenport operations, as a percentage of gaming revenues, gaming and gaming cruise costs increased to 59.1% in fiscal 2001 from 58.5% during fiscal 2000. The decrease in gaming expense is primarily the result of decreased gaming revenues resulting in lower gaming taxes. The increase as a percent of revenue is primarily the result of the fixed cost components of operations.

  The Company's costs and expenses for food and beverage, hotel, retail and other were $17.8 million for the year ended February 28, 2001, compared to $20.8 million for the year ended February 29, 2000, a decrease of $3.0 million. Excluding the Davenport operations, these costs were $13.8 million for the year ended February 28, 2001 compared to $14.0 million for the year ended February 29, 2000, a decrease of $0.2 million or 1.4%.

  The Company's consolidated selling, general and administrative expenses were $40.6 million during fiscal 2001, compared to $47.3 million during fiscal 2000, a decrease of $6.7 million. Excluding the Davenport operations, selling, general and administrative expenses decreased to $31.5 million for the year ended February 28, 2001 from $32.4 million for the year ended February 29, 2000, a decrease of $0.9 million or 2.8%. St Louis experienced an increase in selling, general and administrative costs of $0.9 million primarily due to a prior year adjustment which resulted in a reduction of property taxes of $0.8 million related to a successful tax protest of prior years' assessments. Biloxi experienced a decrease of $1.7 million primarily as a result of (i) reduced lease expense of $0.9 million and reduced property tax of $0.3 million as a result of purchasing the casino barge in August 1999, and (ii) labor efficiencies of $0.5 million. Excluding the Davenport operations, as a percentage of consolidated revenues, selling, general and administrative expenses increased to 28.0% during fiscal 2001, from 26.9% during fiscal 2000.

  Depreciation and amortization expenses were $10.4 million during fiscal year 2001 compared to $14.0 million during fiscal year 2000, a decrease of $3.6 million. The sale of Davenport assets contributed to $2.9 million of the decrease and the decision to sell the assets of the leasing operations contributed $1.1 million to the decrease. These decreases were offset by additions to property and equipment in St. Louis and Biloxi, including the new porte cochere in St. Louis and the purchase of the Biloxi casino barge.

  The Company incurred development costs of $0.3 million during fiscal 2001, compared to $0.2 million during fiscal 2000. During both fiscal years, the costs were incurred primarily for the ongoing Destination Broadwater project.

  During fiscal 2001, management's ongoing evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in the recognition of an impairment of long-lived assets of $12.7 million on two casino vessels not currently used by the Company's operations and accounted for in the Company's leasing segment. Specifically, the Company entered into an option to sell one vessel and, with the sale of the Davenport operations, the need to maintain a reserve vessel for the upcoming hull inspection was eliminated. The net realizable value was determined primarily by current offers from unrelated third parties on the two vessels. The Company had no comparable expense during fiscal 2000.

  Operating income. As a result of the foregoing items, the Company had operating loss of $12.2 million for the year ended February 28, 2001, compared to operating income of $7.6 million for the year ended February 29, 2000.

  Interest expense, net. The Company incurred net interest expense of $18.6 million during fiscal 2001, compared to $19.6 million during fiscal 2000, a decrease of $1.0 million or 5.0%. This reduction is primarily the result of the reduction of $30.0 of debt.

  Gain/Loss on Disposal of Fixed Assets. As previously discussed, the Company sold the assets of the Davenport operations in October 2000 resulting in a gain of $34.5 million. Additionally, in conjunction with the relocation of the "Admiral," the Company disposed of certain assets that were not suitable for the new location, resulting in a loss of $0.5 million.

  Minority interest expense. The Company incurred $3.4 million in minority interest expense for fiscal 2001, compared to $1.3 million for fiscal 2000, an increase of $2.1 million. The increase is primarily the result of the Davenport casino's 5% limited partner's share of the Davenport sale proceeds.

  Net loss. The Company incurred a net loss of $0.2 million for the year ended February 28, 2001, compared to a net loss of $13.4 million for the year ended February 29, 2000.

Fiscal 2000 Compared to Fiscal 1999

  Operating revenues. The Company generated consolidated operating revenues of $188.5 million during fiscal 2000 compared to $192.2 million during fiscal 1999, a decrease of $3.7 million. While the St. Louis operations experienced an increase in revenues of $0.9 million, the Davenport and Biloxi operations experienced decreases in operating revenues of $1.9 million and $1.5 million, respectively. Additionally, the corporate leasing operation experienced a $1.2 million decrease in operating revenues as a result of a charter agreement with a third party terminating in July 1999.

  Gaming revenues from the Company's Davenport operations decreased $0.3 million during fiscal 2000, compared to fiscal 1999. In Biloxi, an increase in overall market contributed to a $0.7 million increase in gaming revenues. Gaming revenues in St. Louis increased $5.3 million compared to the previous year. The prior year results were negatively impacted by the barge accident in April 1998, which caused the casino to be closed for 26 days, and contributed to a loss of market share thereafter.

  The Company's revenues from food and beverage, hotel, retail and other were $40.2 million for the year ended February 29, 2000, compared to $43.6 million for the year ended February 28, 1999, a decrease of $3.4 million or 7.8%. The decrease was largely attributable to (i) insurance proceeds of $0.9 million in fiscal 2000 compared to $4.2 million in fiscal 1999, primarily related to the suspension of operations in St. Louis; and (ii) a decrease in charter revenues of $1.2 million as a result of a charter agreement with a third party terminating in July 1999. These decreases were partially offset by increases in food and beverage revenue at all three locations, primarily as a result of an increase in number of patrons.

  Promotional allowances were $33.4 million for the year ended February 28, 2000 compared to $27.5 million for the year ended February 29, 1999, an increase of $5.9 million or 21.5%. Promotional allowances in St. Louis, Biloxi and Davenport increased $1.8 million, $2.1 million and $2.0 million, respectively, as a result of response to the competitive pressures in the market. Cash back and coupon promotions accounted for $2.8 million of the increase for the three properties, collectively.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $98.6 million for the year ended February 29, 2000, compared to $92.7 million for the year ended February 28, 1999, an increase of $5.9 million or 6.4%. The increase in gaming costs was primarily attributable to the $5.7 million increase in gaming revenues and those costs directly affected by the increased revenue levels, such as gaming and boarding taxes. As a percentage of gaming revenues, gaming and gaming cruise costs increased to 54.3% in fiscal 2000 from 52.6% during fiscal 1999.

  Gaming expenses increased at the Biloxi casino $1.0 million compare to fiscal year 1999 with $0.5 million in increased cost of complementary expenses and $0.4 million related to payroll and benefit costs.

  Gaming expenses increased at the Davenport casino $1.7 million compared to fiscal year 1999 due to an increase of $1.0 million in slot lease expense related to wide-area-progressive games, an increase of $0.5 million as a result of an increase in labor and benefits expense and an increase in advertising expense of $0.2 million.

  The St. Louis increase of $3.2 million in gaming expenses reflects $2.2 million of increased gaming and boarding taxes from increased gaming revenues and passengers and an additional $0.7 million of boarding fees relating to the effect continuous boarding had on the calculation of the boarding tax.

  The Company's costs and expenses for food and beverage, hotel, retail and other were $20.8 million for the year ended February 29, 2000, compared to $20.4 million for the year ended February 28, 1999, an increase of $0.4 million or 2.0%

  The Company's consolidated selling, general and administrative expenses were $47.3 million for the year ended February 29, 2000, compared to $51.9 million for the year ended February 28, 1999, a decrease of $4.6 million or 8.9%. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 25.1% during fiscal 2000, from 27.0% during fiscal 1999.

  The St. Louis operations' selling, general and administrative expenses decreased $3.3 million from the prior year. Fiscal year 1999 reflected $2.7 million of repairs and other costs as a result of the barge accident and $0.6 million resulting from a general liability claim related to a specific incident. In addition, fiscal year 2000 reflected an $0.8 million reduction in property taxes, of which $0.3 million relates to a successful tax protest of prior years. These savings were offset by a $0.5 million increase in parking costs related to the high water that was experienced in fiscal 2000 and an increase in other expenses of $0.3 million.

  The Biloxi operations selling, general and administrative expenses decreased $1.5 million compared to fiscal year 1999. Of this reduction, $1.7 million related to the purchase of the casino barge that was formerly leased by the Company and the resulting elimination of the charter fees and other associated costs and a $0.2 million savings on property taxes. These savings were partially offset by an increase of $0.6 million in marketing and advertising costs.

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

  The Company incurred development costs of $0.2 million for the year ended February 29, 2000, compared to $6.9 million for the year ended February 28, 1999. Fiscal 2000 costs were incurred primarily for the ongoing Destination Broadwater project. In fiscal 1999, these expenses included $3.8 million related to Philadelphia, Pennsylvania and $2.6 million related to New York City. In March 1999, the Pennsylvania legislature voted not to hold a referendum on gaming. As a result, the Company expensed all of its investment in the Philadelphia property as of February 28, 1999. Also during fiscal 1999, the Company was unsuccessful in obtaining a gaming license to operate a cruise-to-nowhere casino from New York City.

  Operating income. As a result of the foregoing items, the Company had operating income of $7.6 million during fiscal 2000, compared to operating income of $5.9 million during fiscal 1999.

  Interest expense, net. The Company incurred net interest expense of $19.6 million during fiscal 2000, compared to $19.3 million during fiscal 1999, an increase of $0.3 million or 1.6%.

  Minority interest expense. The Company incurred $1.3 million in minority interest expense for the year ended February 29, 2000, compared to $1.5 million for the year ended February 28, 1999, a decrease of $0.2 million or 13.3%.

  Net loss. As a result of the foregoing, the Company incurred a net loss of $13.4 million during fiscal 2000, compared to a net loss of $14.9 million during fiscal 1999.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's casino operations.

  The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, during fiscal 2000, as a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness or otherwise dealing with its lenders, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Exchange Notes and Secured Notes. Accordingly, the Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, 2000 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  By suspending the interest payments on the Senior Exchange Notes and Secured Notes until such time as either a restructuring plan has been negotiated and implemented or the Company pursues a lender tolerated voluntary liquidation of assets, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with any restructuring or voluntary liquidation plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness and that lenders will allow the Company to voluntarily liquidate assets or that its liquidity and capital resources will be sufficient to maintain its normal operations during the period.

   The Company requires approximately $5.5 million of cash to fund daily operations. As of February 28, 2001, the Company had $3.1 million of non-restricted cash in excess of the $5.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management believes that unless the debt holders take further action with respect to the Company's defaults, that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company had $4.4 million in restricted cash as of February 28, 2001. Of that amount, $2.6 million relates to the Broadwater Property. Pursuant to a debt agreement for the Broadwater Property, revenues were deposited in lockboxes that are controlled by the lender. Such revenues include the operations of the hotels and golf course and $2.9 million annually of proceeds from rental of the Biloxi casino's mooring site. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements. Additionally, TCG had $1.8 million of restricted cash, of which $1.5 million is pending the outcome of litigation and $0.3 million is held in escrow to guarantee a tax obligation, the amount of which is disputed.

  The Company had $5.9 million in restricted short-term investments as of February 28, 2001. Of this amount, $5.3 million consists of certificates of deposit restricted for the March 15, 2001 interest payment on the Senior Exchange Notes and Secured Notes and $0.6 million consists of certificates of deposit guaranteeing certain other obligations of the Company.

  The Company used $8.5 million of cash in operating activities during fiscal 2001, compared to generating $7.5 million in fiscal 2000.

  Investing activities of the Company generated $39.8 million of cash during fiscal 2001, compared to the $9.0 million used in investing activities during fiscal 2000. During fiscal 2001, the Company received $58.4 million of proceeds from the sale of property and equipment, of which $58.2 million was for the sale of the Davenport assets and $0.2 million was for a purchase option on the M/V "New Yorker". The Company expended $9.2 million on property and equipment, of which approximately $6.8 million related to the move of the "Admiral" and the St. Louis slot machine upgrade, $1.3 million was spent on a new dining facility, gaming equipment and hotel renovation in Biloxi, $0.4 million was expended on gaming equipment and hotel renovation in Davenport and $0.7 million was spent on development for Destination Broadwater. Additionally, $2.7 million was paid to the Davenport minority partner, $5.7 million was used to purchase short-term investments primarily used to guarantee the payment of the March 15, 2001 interest obligation on the Senior Exchange Notes and the Secured Notes, and $0.7 million was provided by the maturity of a short-term investment.

  The indenture governing the Company's Senior Exchange Notes (the "Indenture"), restricts the ability of PCI, TCG and PCI's wholly-owned subsidiaries which are guarantors of the Senior Exchange Notes (collectively, the "Guarantors"), among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Guarantors have the ability to seek to borrow additional funds of $15.0 million and may borrow additional funds for certain uses. The Indenture also provides that the Guarantors must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days). In the event such proceeds are not so utilized, the Company must make an offer to all holders of Senior Exchange Notes to repurchase at par value an aggregate principal amount of Senior Exchange Notes equal to the amount by which such proceeds exceeds $5.0 million. Certain provisions of the Indenture do not apply to the Company's consolidated entities which do not guarantee the Senior Exchange Notes.

  On December 3, 1998, the Company repurchased $25.0 million of its Senior Exchange Notes for $23.8 million. The repurchased notes were used to satisfy the $25.0 million principal payment due September 15, 1999 on the Company's $100.0 million Senior Exchange Notes. The repurchase was funded by the issuance of $25.0 million of new 12% notes due September 15, 2001 (the "Secured Notes"). The Secured Notes have no mandatory redemption obligation and are secured by mortgages on the "Admiral" and the M/V "New Yorker," as well as subsidiary guarantees.

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and non-refundable when the Indebtedness was due. As of the default date, the Company is accruing, but has not paid, interest on the unpaid loan fee at the stipulated rate. The Company continued to make the monthly interest payments accruing on the $30.0 million principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. The bankruptcy is proceeding and the Company anticipates that the subsidiary will ultimately emerge from bankruptcy with restructured debt obligations. The Company is unable to offer any assurance that this will occur or that the restructuring debt, if it is restructured, will be paid in accordance with its revised terms.

  In August 1999, the Company purchased "President Casino-Broadwater," the vessel on which the Company conducts its Biloxi gaming operations. On October 10, 2000, the Company paid the then outstanding principal balance of $1.9 million and a restructuring fee of $0.1 million from the proceeds of the sale of its Davenport operations.

  The 10.0% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

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

Prospective Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, after being amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. The Statement establishes accounting and reporting standards for derivative instruments. Management believes it will not have any impact on the Company as the Company does not engage in hedging activities or utilize derivative instruments.

Forward Looking Statements

  This Annual Report on Form 10-K and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Annual Report on Form 10-K and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects; (ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continuation of future operating and net losses by the Company; (ii) the inability of the Company to restructure its debt obligations and facilitate PBLLC's successful emergence from bankruptcy; (iii) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations and continue as a going concern; (iv) developments or new initiatives by our competitors in the markets in which we compete; (v) our stock price; (vi) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (vii) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Although the majority of debt carries a fixed interest rate, the Company is exposed to interest rate risk in respect to the variable-rate debt maintained, which risk may be material. The Company has not engaged in any hedging transactions with respect to such risks.

Item 8.  Financial Statements and Supplementary Data.

  Reference is made to the Index to Financial Statements and Schedules on Page
XX.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers Registrant

  Information regarding the directors and executive officers of the Company is contained in "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

  Information regarding executive officers of the Company is contained in Part I hereof under the caption "Executive Officers of the Company."

Item 11.  Executive Compensation

  Information regarding executive compensation is contained in "Compensation of Executive Officers" included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Information regarding security ownership of certain beneficial owners and management is contained in "Security Ownership of Certain Beneficial Owners and Management" included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

  Information regarding certain relationships and related transactions is contained in "Certain Transactions" included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Financial Statements.

           See the Index to Financial Statements and Schedules on page 46.

    2.     Financial Statement Schedules.

           See the Index to Financial Statements and Schedules on page 46.

    3.     Exhibits.

           See Exhibit Index on page 103.

(b)        Reports on Form 8-K.

           On December 11, 2000, the Company filed a Current Report on Form 8-K/A dated October 10, 2000, reporting under Item 7 certain unaudited pro forma financial statements of the Company giving effect to the sale of certain assets utilized in the Company's Davenport casino and hotel operations.

           On December 21, 2000, the Company filed a Current Report on Form 8-K dated November 22, 2000, reporting under Item 5 that the Company entered into an agreement with a majority of the holders of its 13% Senior Notes due September 15, 2001, of which $75 million are outstanding, and the holders of a majority of its 12% Secured Notes due December 15, 2001, of which $25 million are outstanding, providing for a restructuring of the Company's debt obligations under the notes and the application of certain of the proceeds received by the Company from the recently completed sale of the assets of the Company's Davenport, Iowa operations.

                                          SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PRESIDENT CASINOS, INC.

By:     /s/ Ralph J. Vaclavik
    ---------------------------
    Name:   Ralph J. Vaclavik
    Title:  Senior Vice President
            and Chief Financial Officer

    Date:   May 29, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 30th day of May, 2001 by the following persons on behalf of the registrant in the capacities indicated.

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


  /s/ Karl G. Andren                Director
--------------------------
Karl G. Andren


  /s/ W. Raymond Barrett            Director
--------------------------
W. Raymond Barrett


 /s/ Royal P. Walker, Jr.           Director
--------------------------
Royal P. Walker, Jr.


  /s/ Terrence L. Wirginis          Vice Chairman, Vice President and Director
--------------------------
Terrence L. Wirginis


  /s/ Ralph J. Vaclavik             Senior Vice President and
--------------------------          Chief Financial Officer
Ralph J. Vaclavik

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC.
     Consolidated Financial Statements:
       Independent Auditors' Report ......................................47
       Consolidated Balance Sheets as of February 28/29, 2001 and 2000....48
       Consolidated Statements of Operations for the Years
         Ended February 28/29, 2001, 2000 and 1999........................49
       Consolidated Statements of Stockholders' Equity (Deficit)for
         the Years Ended February 28/29, 2001, 2000 and 1999..............50
       Consolidated Statements of Cash Flows for the Years
         Ended February 29/28, 2001, 2000 and 1999........................51
       Notes to Consolidated Financial Statements.........................52
     Financial Statement Schedule:
       Schedule II--Valuation and Qualifying Accounts.....................89
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.
II.  THE CONNELLY GROUP, L.P.
     Financial Statements:
       Independent Auditors' Report.......................................90
       Balance Sheets as of February 28/29, 2001 and 2000.................91
       Statements of Operations for the Years
         Ended February 28/29, 2001, 2000 and 1999........................92
       Statements of Partners' Preferred Redeemable Capital and
         General Capital for the Years
         Ended February 28/29, 2001, 2000 and 1999........................93
       Statements of Cash Flows for the Years
         Ended February 28/29, 2001, 2000 and 1999........................94
       Notes to Financial Statements......................................95
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts...................102
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Members of the Board of Directors of President Casinos, Inc.:

We have audited the accompanying balance sheets of President Casinos, Inc., (the "Company") as of February 28, 2001 and February 29, 2000, and the related statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended February 28, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of President Casinos, Inc. as of February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 15, 2001

                                  PRESIDENT CASINOS, INC.
                                CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share data)

                                                                            February 28/29,
                                                                            2001       2000
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $  8,559   $ 12,408
  Restricted cash and cash equivalents..................................     4,404      2,780
  Restricted short-term investments.....................................     5,938        960
  Receivables, net of allowance for doubtful accounts of $236 and $331..     1,116      1,401
  Inventories...........................................................     1,150      1,728
  Prepaid expenses and other current assets.............................     2,866      2,218
                                                                          ---------  ---------
      Total current assets..............................................    24,033     21,495
                                                                          ---------  ---------
Property and Equipment, net.............................................   111,242    142,490
                                                                          ---------  ---------
Other Assets:
  Deferred financing costs..............................................       469      1,163
  Other assets..........................................................       --         246
                                                                          ---------  ---------
      Total other assets................................................       469      1,409
                                                                          ---------  ---------
                                                                          $135,744   $165,394
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable......................................................  $  5,978   $  3,969
  Accrued payroll and benefits..........................................     5,377      7,499
  Other accrued expenses................................................    13,236     14,201
  Short-term debt.......................................................     1,834      4,513
  Current maturities of long-term debt and capital lease obligation.....   108,232    135,577
  Accrued loan fee......................................................     7,000      5,996
                                                                          ---------  ---------
      Total current liabilities.........................................   141,657    171,755
                                                                          ---------  ---------
Long-Term Liabilities...................................................       --         --
                                                                          ---------  ---------
         Total liabilities..............................................   141,657    171,755
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Minority Interest.......................................................    13,874     13,220
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 10,000,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 100,000,000 shares
    authorized; 5,032,999 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (121,818)  (121,612)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................   (19,787)   (19,581)
                                                                          ---------  ---------
                                                                          $135,744   $165,394
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Years Ended February 28/29,
                                                  2001       2000       1999
                                                 ------     ------     ------
OPERATING REVENUES:
Gaming.....................................    $147,810   $181,734   $176,078
Food and beverage..........................      18,437     23,374     21,711
Hotel......................................       6,748      7,349      8,139
Retail and other...........................       6,125      9,499     13,722
Less promotional allowances................     (27,022)   (33,440)   (27,465)
                                               ---------  ---------  ---------
  Total operating revenues.................     152,098    188,516    192,185
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...................      82,523     98,619     92,670
Food and beverage..........................      12,680     14,973     14,930
Hotel......................................       2,790      2,931      2,749
Retail and other...........................       2,343      2,851      2,747
Selling, general and administrative........      40,620     47,333     51,869
Depreciation and amortization..............      10,360     13,975     14,428
Development................................         292        211      6,921
Impairment of long-lived assets............      12,709        --
                                               ---------  ---------  ---------
  Total operating costs and expenses.......     164,317    180,893    186,314
                                               ---------  ---------  ---------

OPERATING INCOME (LOSS)....................     (12,219)     7,623      5,871
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Interest income............................         990        497        607
Interest expense...........................     (19,588)   (20,083)   (19,870)
Gain (loss) on sale of
   property and equipment..................      33,985        (99)       (14)
                                               ---------  ---------  ---------
Total other income (expense), net..........      15,387    (19,685)   (19,277)
                                               ---------  ---------  ---------
INCOME (LOSS) BEFORE MINORITY INTEREST.....       3,168    (12,062)   (13,406)

Minority interest..........................       3,374      1,311      1,486
                                               ---------  ---------  ---------
NET LOSS...................................    $   (206)  $(13,373)  $(14,892)
                                               =========  =========  =========

Basic and diluted net loss per share.......     $ (0.04)   $ (2.66)   $ (2.96)
                                                ========   ========   ========
Weighted average common and dilutive
 potential common shares outstanding.......       5,033      5,033      5,033
                                                 =======    =======    =======
See Notes to Consolidated Financial Statements.

                                          49

                          PRESIDENT CASINOS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (in thousands)

                                                Additional
                                      Common      Paid-In   Accumulated
                                       Stock      Capital     Deficit      Total
                                       -----      -------     --------     -----
Years Ended February 28/29,
  1999, 2000 and 2001:

Balance as of March 1, 1998.......  $     302   $ 101,729   $ (93,347)  $   8,684
Net loss..........................        --          --      (14,892)    (14,892)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 1999...        302     101,729    (108,239)     (6,208)
Net loss..........................        --          --      (13,373)    (13,373)
                                    ----------  ----------  ----------  ----------
Balance as of February 29, 2000...        302     101,729    (121,612)    (19,581)
Net loss..........................        --          --         (206)       (206)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2001...  $     302   $ 101,729   $(121,818)  $ (19,787)
                                    ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                          Years Ended February 28/29,
                                                         2001        2000        1999
                                                        ------      ------      ------
Cash flows from operating activities:
Net loss............................................   $   (206)   $(13,373)   $(14,892)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization...................     10,360      13,975      14,428
    (Gain) loss on disposal of assets...............    (33,985)         99          14
    Impairment of long-lived assets.................     12,709         --          --
    Amortization of deferred financing
      costs and discount............................      1,547       3,287       3,368
    Amortization of lease options...................        --          --        2,190
    Minority interest...............................      3,374       1,311       1,486
    Net change in working capital accounts..........     (2,454)      1,878      (4,462)
    Net change in long-term accounts................        115         294         231
                                                       ---------   ---------   ---------
      Net cash provided by (used in)
        operating activities........................     (8,540)      7,471       2,363
                                                       ---------   ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........     (9,238)     (8,188)     (8,222)
  Proceeds from the sale of equipment...............     58,407         159         106
  Changes in restricted cash........................     (1,624)        315       1,259
  Purchase of lease options.........................        --          --         (856)
  Purchase of short-term investments................     (5,663)       (685)        --
  Maturity of short-term investments................        685         --        2,347
  Payment of minority interest......................     (2,720)       (555)        --
                                                       ---------   ---------   ---------
       Net cash provided by (used in)
         investing activities.......................     39,847      (8,954)     (5,366)
                                                       ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from notes payable.......................       --           319      25,000
  Payments on notes payable.........................    (35,151)     (2,632)    (24,150)
  Payments on capital lease obligations.............         (5)       (906)        (15)
                                                       ---------   ---------   ---------
      Net cash provided by (used in)
        financing activities........................    (35,156)     (3,219)        835
                                                       ---------   ---------   ---------
Net decrease in cash and cash equivalents...........     (3,849)     (4,702)     (2,168)

Cash and cash equivalents at beginning of year......     12,408      17,110      19,278
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of year............   $  8,559    $ 12,408    $ 17,110
                                                       =========   =========   =========
See Notes to Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which the Company has a Class A ownership interest in and in which an entity wholly-owned by the Chairman of the Board of the Company owns Class B Units and has preferred rights to certain cash flows (collectively, the "Company" or "PCI"). All material intercompany balances and transactions have been eliminated.

  PCI owns and operates riverboat and dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") and in St. Louis, Missouri north of the Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. The President Broadwater Hotel, LLC, a limited liability company ("PBLLC"), in which the Company has a Class A ownership interest in Class A Units, owns approximately 260 acres, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater", two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). The Company also operates two non-gaming dinner cruise, excursion and sightseeing vessels in St. Louis near the base of the arch. (See Note 19-Subsequent Events.)

  On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Blackhawk Hotel in Davenport was owned by a wholly-owned subsidiary of the Company. The operating results of the Davenport casino and hotel operations have been included in the consolidated operating results until the date of such sale.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain its operations. During fiscal year 2000, as a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes"). Accordingly, the Company did not pay the regularly scheduled interest payments of $6,375 that were each due and payable March 15, and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and the Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof.

Additionally, the Company did not pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

  On October 10, 2000, the Company sold the assets of its Davenport operations for aggregate consideration of $58,200 in cash. On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provides for a proposed restructuring of the Company's debt obligations under the notes and the application of certain of the proceeds received by the Company from the sale of the assets of the Company's Davenport, Iowa operations. Approximately $43,000 of the proceeds from the sale were deposited with a trustee. Of this amount, $12,750 was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Senior Exchange Notes and the Secured Notes; $25,000 was used to partially redeem the Senior Exchange Notes and the Secured Notes; and $5,250 was used to pay interest due March 15, 2001 on the Senior Exchange Notes and the Secured Notes. In addition, the Company made combined principal and interest payments of $1,851 and $1,953 to pay off TCG's line of credit and the indebtedness on the Company's Biloxi casino vessel, respectively.

  As part of the proposed restructuring, the maturity of the Senior Exchange Notes and the Secured Notes were to be extended from September 15, 2001 to September 15, 2003, if the Company met certain interest coverage ratios for the first half of calendar 2001. In lieu of the partial redemption of the Senior Exchange Notes scheduled for September 15, 2000, the restructured Senior Exchange Notes were to provide for a sinking fund payment of $15,000 due August 31, 2001. The sinking fund payment was to be subject to extension or termination based upon satisfaction of certain financial-based performance tests by the Company's St. Louis operations for the quarter ending in July 2001, and each quarter thereafter on a rolling basis. In addition to the foregoing, as part of the proposed restructuring "President Casino-Broadwater," the vessel on which the Company's Biloxi gaming operations are conducted, were to be pledged to secure the Senior Exchange Notes and the Company would issue to the holders of the Senior Exchange Notes and the Secured Notes warrants to purchase up to 10% of the fully diluted common stock of the Company at an exercise price of $2.625 per share.

  The proposed restructuring contemplated that the Company would meet certain interest coverage ratios as a condition to the extension of the further maturity of the Notes. To date, the Company's results of operations have not been at a level sufficient to meet the anticipated criteria and the proposed restructuring has not been implemented. The Noteholders have not insisted upon the implementation of the proposed restructuring. They have been informed of the Company's intention to continue with the sale of certain properties as a primary source of retiring debt obligations. The Company has entered into an agreement to sell certain non-gaming cruising operations in St. Louis, Missouri for $1,650. In addition, the Company has entered into an installment purchase agreement for the M/V "New Yorker." The Company is continuing its efforts to identify assets available for sale. The

Company is unable to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and the Secured Notes will result in any further action by the Noteholders.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, is in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 15, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern Division in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender which has been approved by the bankruptcy court allowing PBLLC use of its cash collateral. (See Note
10 Commitments and Contingent Liabilities.) PBLLC intends to propose a plan of reorganization which will permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  Also in default, due to cross default provisions associated with other debt agreements, is the Company's $2,600 M/V "President Casino-Mississippi" note. This debt is currently due and classified in current liabilities. See Note 6-Short-Term Debt and Notes Payable.

  Management believes that unless the debt holders take further action with respect to the Company's defaults, that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with the restructuring plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

  As of February 28, 2001, the Company had $8,559 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $5,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  Management is pursuing various strategic financing alternatives in order to fund these obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The

Company's ability to continue as a going concern is dependent on its ability to restructure successfully, refinance its debts and/or sell/charter assets on a timely basis under acceptable terms and conditions and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents -- Cash and cash equivalents include highly liquid investments with maturities of ninety days or less at date of purchase.

  Restricted Cash and Cash Equivalents -- Restricted cash and cash equivalents consists of cash and cash equivalents which are held in segregated accounts to fund potential obligations required by third parties. See Note 3.

  Restricted Short-term Investments -- To fulfill certain obligations, the Company invests in certificates of deposit with maturities greater than ninety days at date of purchase. Short-term investments are stated at cost, which approximates fair value. See Note 3.

  Inventories -- Inventories, consisting principally of food, beverage, retail items and operating supplies, are stated at the lower of first-in, first-out cost or market.

  Property and Equipment -- Property and equipment are recorded at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Repairs and maintenance are expensed as incurred. Improvements that extend the useful life or increase the productivity of the asset are capitalized. Depreciation and amortization, except on property held for sale or development in which no depreciation or amortization is taken, are computed on a straight-line basis over the following estimated useful lives:

         Land and marina improvements          3-20 years
         Buildings and improvements           10-40 years
         Riverboats, barges and improvements   5-20 years
         Leasehold improvements                3-25 years
         Furnishings and equipment             5-10 years

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

                                     2001       2000       1999
                                    ------     ------     ------
         Food and beverage......   $ 5,596    $ 7,426    $ 5,777
         Rooms..................     1,501      1,145      1,084
         Other..................       305        213        154
                                   --------   --------   --------
                                   $ 7,402    $ 8,784    $ 7,015
                                   ========   ========   ========

  Indirect Expenses -- Certain indirect expenses of operating departments such as selling, general and administrative and depreciation and amortization are shown separately in the accompanying statements of operations and are not allocated to departmental operating costs and expenses.

  Self-Insurance -- The Company was partially self-insured for both employee and third party liability costs through April 1999. Effective May 1999, the Company became fully insured for workers compensation claims. The Company continues to be partially self-insured for third party liability claims. The self-insurance claim liability is determined based on claims reported and an estimate of claims incurred but not reported.

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

  Prospective Impact of Recently Issued Accounting Standards -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, after being amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the first quarter of fiscal year ending February 28, 2002. Management believes it will not have any impact as the Company does not engage in hedging activities or utilize derivative instruments.

  Recently Issued Emerging Issues Task Force Consensuses 00-22 and 00-25 -- New accounting guidance issued in and effective for fiscal year 2001 requires that the cost of the cash-back component of the Company's players' programs be treated as a reduction of revenue. Further guidance, which the Company has elected to adopt early, requires that coupons which are redeemed for tokens be similarly classified as a reduction of revenue. The amount of cash-back and coupon costs which were previously recognized as gaming expense were $10,441, $15,211 and $12,656 for the years ended February 28/29, 2001, 2000 and 1999, respectively. The amount of coupon costs which were previously recognized as selling, general and administrative expense were $3,425, $2,972 and $2,719 for the years ended February 28/29, 2001, 2000 and 1999, respectively. This new guidance impacts only the income statement classification of these costs. The prior year's results have been restated to reflect the impact of implementing this new guidance.

  Reclassifications -- Certain amounts for fiscal 2000 and 1999 have been reclassified to conform with fiscal 2001 financial statement presentation.

3.  RESTRICTED CASH AND CASH EQUIVALENTS AND RESTRICTED SHORT-TERM INVESTMENTS

  Restricted cash and cash equivalents consists of the following:

                                                    2001        2000
                                                   ------      ------

        PBLLC restricted cash..................   $  2,581    $  2,780
        TCG restricted cash....................      1,823
                                                  ---------   ---------
                                                  $  4,404    $  2,780
                                                  =========   =========

  Pursuant to the terms of the Company's indebtedness for the Broadwater Property (see Note 6--Short-Term Debt and Notes Payable), PBLLC deposits revenues into lockboxes that are controlled by the lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by such agreements. Additionally, TCG has restricted cash consisting of $323 held in escrow to guarantee a tax obligation, the amount of which is disputed, and $1,500 pending the outcome of litigation.

  Restricted short-term investments consists of the following:

                                                    2001        2000
                                                   ------      ------

        Restricted for interest payment........   $  5,298    $
        Performance bond.......................        350         685
        Letter of credit.......................        290         275
                                                  ---------   ---------
                                                  $  5,938    $    960
                                                  =========   =========

  As of February 28, 2001, the Company had short-term investments held in escrow for the trustee of its bonds to guarantee the March 15, 2001 payment of interest on the Senior Exchange Notes and the Secured Notes (see Note 6-- Short-Term Debt and Notes Payable). Additionally, the Company is required to collateralize a letter of credit and a performance bond. To fulfill these requirements the Company invests in certificates of deposit with maturities greater than ninety days at date of purchase.

4.  PROPERTY AND EQUIPMENT

  Property and equipment is summarized as follows:

                                                    2001        2000
                                                   ------      ------
      Owned property:
        Land..................................   $    250    $    685
        Land and marina improvements..........      6,599       6,528
        Buildings and improvements............      2,844       8,224
        Boats, barges and improvements........     49,477      77,513
        Leasehold improvements................      3,787       7,800
        Furnishings and equipment.............     35,107      55,341
        Property held for development or
          sale, at net book value.............     56,293      61,318
        Construction in progress..............        507         534
                                                 ---------   ---------
                                                  154,864     217,943
          Accumulated depreciation
            and amortization..................    (43,631)    (75,464)
                                                 ---------   ---------
                                                  111,233     142,479
                                                 ---------   ---------
       Property under capital leases..........         16          16
          Accumulated amortization............         (7)         (5)
                                                 ---------   ---------
                                                        9          11
                                                 ---------   ---------
            Property and equipment, net.......   $111,242    $142,490
                                                 =========   =========

  On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations for aggregate consideration of $58,200 in cash. The Company recognized a net gain of $34,465 on the transaction.

  During fiscal 2001, management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in an impairment of long-lived assets of $12,709 on two casino vessels not currently used in the Company's operations. The assets are accounted for in the Company's leasing segment. Specifically, the Company entered into an installment purchase agreement to sell one vessel and, with the sale of the Davenport properties, the need to maintain a reserve vessel for the upcoming hull inspection was eliminated. The net realizable value was determined primarily by current offers from unrelated third parties on the two vessels. See Note 19 -- Subsequent Events.

  The M/V "New Yorker" was leased to various third parties during the fiscal years 2000 and 1999. Charter revenue of $1,820 and $3,016 for fiscal years 2000 and 1999, respectively, is included in Operating Revenue-Retail and other."

5.  LEASE OPTIONS

  During December 1993, the Company entered into an agreement for the rights to utilize an 18-acre river front site in Philadelphia, Pennsylvania either through entering a long-term lease on the property or, under certain conditions, to purchase the property at its determined fair market value. The Company also acquired an option to lease a City-owned pier which is located on property immediately contiguous to the Philadelphia Property. The Company entered into the option agreements in anticipation of the legalization of gaming in Pennsylvania.

  Over the course of the next six years, the parties modified the lease and the option agreements three times and the Company exercised its options throughout the period.

  On February 9, 1999, the Pennsylvania House of Representatives approved a bill allowing riverboat casinos to be included in a non-binding statewide gambling referendum in May 1999. On March 8, 1999, the state Senate voted that the non-binding referendum would not be submitted to the voters. Based on the Company's analysis of the likelihood of timely passage of Pennsylvania gaming legislation, the Company wrote off the remaining $1,146 of its investment in Philadelphia as of February 28, 1999 and subsequently notified the lessors of management's intent not to renew the options under the then existing terms. Philadelphia development expense incurred for the years ended February 29/28, 2000 and 1999 was $28 and $3,878, respectively.

6.  SHORT-TERM DEBT AND NOTES PAYABLE

  Short-term debt consists of the following:

                                                        2001           2000
                                                       ------         ------
  "President Casino-Broadwater" note payable......   $    -          $  3,966
  Construction notes payable......................      1,817             -
  Equipment notes payable.........................         17             547
                                                     ---------       ---------
       Short-term debt............................   $  1,834        $  4,513
                                                     =========       =========

  "President Casino-Broadwater" Note

  In August 1999, the Company purchased "President Casino-Broadwater", the vessel on which the Company conducts its Biloxi gaming operations. The Company had previously leased the "President Casino-Broadwater" since June 1995. On October 10, 2000, the Company paid the then outstanding principal balance of $1,853 and interest and related fees of $100 from the proceeds of the sale of its Davenport operations.

  Construction Notes Payable

  In conjunction with the relocation of the "Admiral" (see Note 15 Relocation of the "Admiral"), the Company negotiated extended payment terms with two vendors providing certain services related to the new site development. Under the terms of the agreements, the Company makes monthly payments against progress billings and any unpaid outstanding principal balances bear interest rates of 10.5% to 11.0%.

  Equipment Notes Payable

  TCG and President Missouri purchased various gaming and office equipment on payment terms ranging from six to twelve months. The terms are non-interest bearing and payments are generally due monthly. The Company paid the balance of TCG's indebtedness in conjunction with the sale of the Davenport operations.

  Current and non-current portions of long-term notes payable are summarized as follows:

                                                        2001           2000
                                                       ------         ------
  Senior Exchange notes, 13%, net of discount
    of $123 and $284..............................   $ 56,127        $ 74,716
  Secured Notes, 12%, net of a gain on
    modification of terms of $322 and $655........     19,072          25,655
  Broadwater Hotel note payable, variable
    interest rate, 9.688% and 9.875% as of
    February 28/29, 2001 and 2000, respectively...     30,000          30,000
  M/V "President Casino-Mississippi" note payable,
   variable interest rate, 10.0% and 9.29% as of
   February 28/29, 2001 and 2000, respectively....      2,600           3,000
  Line of credit, prime plus 0.5%, combined
   rate of 9.0% as of February 29, 2000...........        --            2,200
  Equipment note payable, interest rate of 11.0%,
   monthly principal payments of $74 through
   August 2001....................................        432
                                                     ---------       ---------
     Total notes payable..........................    108,231         135,571
                                                     ---------       ---------
  Less current maturities.........................    108,231         135,571
                                                     ---------       ---------
        Long-term notes payable...................   $              $    --
                                                     =========       =========

  Senior Exchange Notes and Secured Notes

  During April 1995, the Company exchanged $100,000 of Senior Notes for an equal principal amount of the Senior Exchange Notes registered under the Securities Act of 1933. The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries and were payable as follows: 25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG was limited in amount. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets. On November 22, 2000, the Company and its principal subsidiaries executed an agreement with a majority of the holders of its Senior Exchange Notes and Secured Notes. (See Note 1 Basis of Presentation)

  On December 3, 1998, the Company repurchased $25,000 of its Senior Exchange Notes. The repurchased notes were used to satisfy the $25,000 principal payment due September 15, 1999 on the Company's $100,000 Senior Exchange Notes. The repurchase was funded by the issuance of $25,000 of new 12% notes due September 15, 2001 (the "Secured Notes"). The Secured Notes have no mandatory redemption obligation and are secured by mortgages on the "Admiral" and the M/V "New Yorker," as well as subsidiary guarantees.

  See Note 1-Basis of Presentation regarding default of the Senior Exchange Notes and Secured Notes.

  The aggregate market value of the Senior Exchange Notes and the Secured Notes as of February 28/29, 2001 and 2000 was approximately $62,000 ($75,000 face value) and 90,000 ($100,000 face value), respectively, based on quoted market prices.

  Broadwater Hotel Note

  In conjunction with the purchase of the Broadwater Property discussed in
Note 11, PBLLC borrowed the sum of $30,000 from a third party (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and non-refundable when the Indebtedness was due. Neither the Indebtedness nor the loan fee payments were made on the due date and the Indebtedness is in default. As of the default date, the Company has accrued, but has not paid, interest on the unpaid loan fee at the stipulated rate. The Company continued to make the monthly interest payments accruing on the $30,000 principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi (see Note
10 Commitments and Contingent Liabilities).

  M/V "President Casino-Mississippi" Note

  The 10.0% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The Company received a waiver of the net worth covenant through the period ended September 30, 2000, at which time the Company's net worth requirement returned to $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company has continued to make the quarterly principal and interest payments on this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  Line of Credit

  TCG maintained a line of credit provided by Firstar Bank, N.A. Outstanding principal of $1,800 and interest of $51 were paid from the proceeds of the sale of the assets of the Davenport casino operations and the line of credit was terminated on October 10, 2000.

  Equipment Note Payable

  The Company purchased 850 slot machines in March 2000 and financed a portion of the purchase with a $850 note. The terms of the agreement are for four monthly combined principal and interest payments of $10 followed by twelve monthly combined principal and interest payments of $74 through August 2001. The note bears interest at a rate of 11.0%. As of February 28, 2001, the gaming equipment had a net book value of $954.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

7.  CAPITAL AND OPERATING LEASES

  During fiscal 2001, the Company leased certain levee and other property in Davenport, Iowa, two mooring sites in St. Louis, Missouri and certain other equipment under operating leases. The operating leases related to the Company's Davenport operations were either terminated or assumed by the purchaser upon the sale of the Davenport operations.

  The Company's mooring site for Gateway Riverboat Cruises in St. Louis was for a term of 5 years commencing August 1986, with four five-year renewal options. Annual rent was $4 during fiscal 2001 and was subject to rate change every five years as recommended by the Port Commission. See Note 19-- Subsequent Events.

  Prior to the move of the "Admiral," the Company's lease for the mooring site of the "Admiral" was for a term of twenty five years and terminated in December 2008. The lease provided for base rent plus payments of 2% of adjusted gross receipts (gross receipts net of winnings paid to wagerers).
The base rent was $6 annually and was subject to rate change every five years as recommended by the Port Commission. The rent expense for the years ended February 28/29, 2001, 2000 and 1999 was $1,203, $1,223 and $1,115,
respectively.

  In January 2000, in conjunction with the anticipated move of the "Admiral," the Company entered into a sublease agreement with the Port Authority of the City of St. Louis for a mooring site on the St. Louis river front approximately 1,000 feet north of the then current location of the "Admiral." The term of the lease is 25 years commencing on the day the "Admiral" moved to the new mooring site. At such time the lease for the former mooring site of the "Admiral" was surrendered and terminated.

  Rent under the terms of the new lease consists of base rent plus a percent of adjusted gross receipts. The base rent is $27 annually and is subject to rate change every five years based on the recommendation of the Port Commission. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80,000, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80,000 but which are equal to or less than $100,000, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100,000.

  The marina where the Company conducts its Biloxi gaming operations has been determined by the Secretary of State of Mississippi to constitute both "tidelands" and "fast lands" under the Mississippi Trust Tidelands Act (the "Tidelands Act"). The tidelands lease is for an initial period of ten years commencing August 1, 1992, with an option to extend the lease for a term of five years under the same terms and provisions, subject to renegotiation of annual rental. The current rent is $598 annually. The fast lands lease is for a period of 40 years commencing December 31, 1996 for annual rent of $21, adjustable every five years as defined in the lease agreement.

  In February 1995, the Company entered into an operating lease agreement with American Gaming & Entertainment, Ltd. ("AGEL") to lease the "President Casino-Broadwater," a fully equipped dockside casino. The lease period under the agreement commenced on June 15, 1995. Under the initial terms of the agreement, rent consisted of monthly payments of $458 through July 1997 and $329 through June 2000, renewable at the option of the Company thereafter if charter agreement had not terminated.

  On April 11, 1997, AGEL filed an action against the Company with respect to certain disputed charter payments under the agreement. In October of 1998, this action was dismissed with prejudice pursuant to a settlement agreed upon by the parties. Pursuant to the settlement, the Company made a lump sum payment of $3,890 and agreed to ongoing payments of $215 per month through April 15, 2000. The amended charter period was from December 1, 1997 until April 15, 2000 and was subject to certain purchase options. On August 10, 1999, the Company executed a purchase agreement for the "President Casino-Broadwater" (see Note 6 Short-term Debt and Notes Payable).

  Rental expense incurred under operating leases was $4,619, $6,719 and $7,308 for the years ended February 28/29, 2001, 2000 and 1999, respectively.

  Future minimum lease commitments under noncancellable long-term operating leases and capital leases as of February 28, 2001, are as follows:

                                   Non-cancelable
                                      Operating          Capital
                                        Leases           Leases
                                    ------------      ------------
    Years ending February 28/29:
      2002........................    $  1,285          $      1
      2003........................         562               --
      2004........................         398               --
      2005........................         154               --
      2006........................          37               --
      Thereafter..................         716               --
                                      ---------         ---------
                                         3,152                 1
        Less interest amount......         --                --
                                      ---------         ---------
     Lease obligations............    $  3,152                 1
                                      =========
        Less current maturities...                            (1)
                                                        ---------
     Long-term capital lease
       obligations................                      $     --
                                                        =========

8. INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. Given the level of operations, the increased competition and the overall uncertainty as to the timing of the Company's ability to return to profitability, the Company has determined that the tax benefit does not satisfy this standard. Accordingly, a 100% valuation allowance is maintained against the Company's deferred tax assets. A benefit was realized during the current year in the amounts of $1,413 for the utilization of a portion of the federal net operating loss carryforward and $371 for utilization of capital loss and contribution carryforward deductions.

  The components of the net deferred tax asset are as follows:

                                                     2001          2000
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 60,166      $ 60,519
       Pre-opening costs and intangible
         assets..............................        3,441         5,184
       Accounting reserves and liabilities...        2,614         2,895
       Tax credits...........................          280           280
       Other.................................          249           621
                                                  ---------     ---------
                                                    66,750        69,499
       Less: Valuation allowance                   (59,089)      (57,914)
                                                  ---------     ---------
                                                     7,661        11,585
     Deferred tax liabilities:
       Property..............................        7,661        11,585
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of February 28, 2001, the Company had federal, Missouri and Mississippi net operating loss carryforwards of $146,208, $181,192 and $36,590, respectively. These tax benefits will expire between 2008 and 2021 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the company or its subsidiaries.

9.  OTHER ACCRUED EXPENSES

  The components of other accrued expenses are as follows:

                                                 2001        2000
                                                ------      ------

        Interest........................      $  7,285    $  6,445
        Taxes, other than income
          and payroll taxes.............         1,374       2,096
        Other...........................         4,577       5,660
                                              ---------   ---------
                                              $ 13,236    $ 14,201
                                              =========   =========

10. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." ("Whalen III") was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claimed in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen sought as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. In November 1998, the District Court granted the Company's motion for summary judgment and dismissed Whalen's claim for conversion. Whalen appealed the District Court's decision. The Supreme Court of the State of Iowa reversed the order of the District Court, found that there had been committed the tort of conversion and remanded the case to the District Court to determine damages. PRC Iowa filed a Motion of Summary Judgment and Resistance to a Cross Motion of Summary Judgment on the Issues of Damages. On May 8, 2001, the District Court determined it was compelled by the Supreme Court decision to grant Whalen's motion and found PRC Iowa and J. Edward Connelly Associates, Inc. liable. The Court also denied the motion for Summary Judgment on damages of PRC-Iowa. In addition, the Court denied Whalen's motion for Summary Judgment on the issue of damages. It reserved for trial the issues of the values of the shares, their restricted nature under the Federal Securities Laws and fault and mitigation of damages. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  "Michael L. Whalen v. The Connelly Group, LP, President Riverboat Casino-Iowa, Inc. and President Casinos, Inc.," No. 96350, Iowa District Court for Scott County ("Whalen IV"). This case follows Whalen III and represents an effort to prevent PRC Iowa as general partner of TCG from distributing the proceeds from the sale of the Davenport operations of TCG. While a substantial amount was distributed prior to the filing of this action, approximately $1,500 remains undistributed. Whalen IV seeks injunctive relief to prevent its distribution until a judgment is entered in Whalen III. Whalen anticipates executing any judgment against these assets. A temporary injunction has been issued. The trial court has deferred a final order pending the outcome of Whalen III and the funds are restricted. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants have opposed it. Briefing has been completed and a ruling is anticipated. Extensive paper discovery has occurred. Both sides recently filed supplemental briefs. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  A shareholder derivative suit captioned "Mizel v. John E. Connelly et. al." was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort, Broadwater Towers and a related golf course, from an entity controlled by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, an award of damages to the Company and attorney's fees and costs. The Company filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. The court denied the motion. The Company has
made substantial paper discovery in response to requests for production.   The
Company recently filed a motion to dismiss for failure to join an indispensable party, PBLLC. A briefing schedule has been set and a ruling is expected within 90 days. Based on management's evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously. The suit is covered under the Company's directors and officers insurance policy. Because this is a derivative action, the result of a successful judgment would be a reimbursement to the Company from the Directors on account of their alleged breaches of their duty to exercise an informed business judgment and because of their waste of corporate assets. Because the Company believes the Directors have meritorious defenses to the allegations, it does not anticipate any material recovery in the action.

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

Other

  --Biloxi

  On April 15, 2001, President Broadwater Hotel, LLC filed a Voluntary Petition for Reorganization under Chapter 11 of the Bankruptcy Code (Title 11, U.S. Code) in the United States Bankruptcy Court for the Southern Division, in Biloxi, Mississippi. In accordance with provisions of the Bankruptcy Code, PBLLC has continued in possession and use of its assets and has continued without interruption in the operation of its pre-Petition business activities. PBLLC and its primary lender, Lehman Brothers Holdings, Inc., entered into a Cash Collateral Stipulation and Agreement which has been approved by final order of Bankruptcy Court, thereby authorizing PBLLC's use of cash collateral in accordance with the Agreement. The Chapter 11 case is in its early stages, with the Section 341(a) meeting of creditors having not yet been held, and the terms of a Plan of Reorganization in the case have not yet been formulated.

  The condensed balance sheets and statements of operations of PBLLC are as follows:

                                                                         February 28/29,
                                                                         2001       2000
                                                                       --------   --------

           Restricted cash and cash equivalents....................  $  2,581   $  2,780
           Other current assets....................................       537        842
           Property and equipment, net.............................    42,181     42,699
                                                                     ---------  ---------
              Total assets.........................................  $ 45,299   $ 46,321
                                                                     =========  =========

           Accounts payable and accrued expenses...................  $  3,125   $  1,609
           Debt....................................................    30,001     30,006
           Loan fee................................................     7,000      5,996
           Due to related parties..................................       498        237
           Members' capital........................................     4,675      8,473
                                                                     ---------  ---------
              Total liabilities and partners' capital..............  $ 45,299   $ 46,321
                                                                     =========  =========



                                                             Years Ended February 28/29,
                                                             2001       2000       1999
                                                            ------     ------     ------
         OPERATING REVENUES:
           Rooms......................................    $  5,296   $  5,448   $  6,177
           Related party lease........................       2,971      2,971      2,893
           Retail and other...........................       2,483      3,230      3,234
                                                          ---------  ---------  ---------
             Total operating revenues.................      10,750     11,649     12,304
                                                          ---------  ---------  ---------
         OPERATING COSTS AND EXPENSES:
           Rooms......................................       2,274      2,134      1,931
           Retail and other...........................       1,859      2,088      2,295
           Selling, general and administrative........       4,320      4,291      4,595
           Depreciation and amortization..............         811        697        372
                                                          ---------  ---------  ---------
             Total operating costs and expenses.......       9,264      9,210      9,193
                                                          ---------  ---------  ---------

           OPERATING INCOME...........................       1,486      2,439      3,111
                                                          ---------  ---------  ---------
         OTHER INCOME (EXPENSE):
           Interest income............................         119        109        116
           Interest expense...........................      (5,403)    (5,436)    (5,304)
                                                          ---------  ---------  ---------
           Total other income (expense), net..........      (5,284)    (5,327)    (5,188)
                                                          ---------  ---------  ---------
           NET LOSS...................................    $ (3,798)  $ (2,888)  $ (2,077)
                                                          =========  =========  =========

  On three separate occasions since 1998, opponents of legalized gaming in Mississippi have attempted to make gaming illegal through the initiative process. Under this process, initiative proponents must gather signatures from a substantial number of supporters (i.e., 12% of the total number of votes cast for Governor in the last gubernatorial general election) divided evenly among the state's five congressional districts within a one year time span. The proposed initiative must include, among other things, a government revenue impact statement.

  On June 12, 1998, July 10, 1998 and March 14, 1999, gaming opponents filed proposed initiatives with the Mississippi Secretary of State for certification. On each occasion gaming proponents challenged the legality of the initiatives, and on each occasion the Circuit Court of the First Judicial District of Hinds County declared the proposed initiatives invalid for failure to include the required revenue impact statement. The initiative sponsors appealed one of these cases to the Mississippi Supreme Court, and on December 21, 2000, the Supreme Court affirmed the ruling of the lower court invalidating the initiatives.

   -St. Louis

  On May 1, 2001, the Missouri Gaming Commission issued a preliminary order of discipline in DC-01-004 - DC-01-012 proposing that the Company be assessed administrative penalties totaling $129 for numerous alleged violations of internal gaming control standards and one alleged violation of making political contributions prohibited by an ordinance of the City of St. Louis. None of the alleged violations of internal control standards involve any loss of funds or affect the integrity of gaming. The Company is contesting the proposed discipline and has requested a hearing on all issues. The Company anticipates that these matters will be resolved with no significant impact on its financial position

  --General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Biloxi license was last renewed in March of 2001 for a two-year period. The St. Louis license was last renewed in May of 2000 and expires in May of 2002.

11. MINORITY INTEREST

The Connelly Group, LP

  The Davenport casino operations were managed by the Company's wholly-owned subsidiary, PRC Iowa, which is the general partner of the 95% Company-owned operating partnership, TCG. The partnership agreement provides for the allocation of income between the general partner and limited partner at 95% and 5%, respectively.

President Broadwater Hotel, LLC

  To effectuate the acquisition of the Broadwater Property, the Company entered into a Redemption Agreement dated as of July 22, 1997 (the "Redemption Agreement") by and among J. Edward Connelly Associates, Inc., a company controlled by Mr. Connelly ("JECA"), Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), and PBLLC, a limited liability company formed by JECA and BHI for purposes of the transaction.

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

  PBLLC is obligated to redeem the Class B Unit from JECA for a redemption price of $10,000 on the date on which the indebtedness (as defined in Note 6-- Short-Term Debt and Notes Payable) is fully and finally discharged and the mortgage securing the Indebtedness is released. In addition, the Class B Unit entitles JECA to a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the Redemption Agreement.

12. EMPLOYEE BENEFIT PLANS

  Savings Plan

  The Company maintains an employee savings plan which covers all eligible employees as defined by the plan. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan, net of forfeitures, was $379, $438 and $386 for the years ended February 28/29, 2001, 2000 and 1999, respectively.

  Stock Option Plans

  The Company maintains stock option plans which provide for the granting of non-qualified and incentive stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations.

  All directors, officers and other members of management who are in positions in which their decisions, actions and counsel may significantly impact the success of the Company are eligible to receive options under the plans. In addition, the plans authorize the issuance of tandem stock appreciation rights in connection with the issuance of certain options. Stock appreciation rights may only be issued in connection with a non-qualified stock option. This right will entitle the holder to receive in cash or stock an amount equal to the excess of the fair market value on the date of exercise over the exercise price of the tandem stock option. The maximum value of any stock appreciation right will be limited to the exercise price of the tandem stock option. A stock appreciation right may be exercisable only at the same time and to the same extent as the tandem stock option.

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

  The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation" to account for stock compensation arrangements. SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). As permitted, the Company has elected to continue to apply the intrinsic value-based method for stock options. Accordingly, no compensation cost has been recognized.

  Under the Company's Plans, the Company is authorized to grant options up to an aggregate of 1,325,000 shares to management team members and directors. As of February 28, 2001, 100,000 options have been exercised and 171,984 are available for grant. Options under the plan are generally granted at market value at the date of the grant and expire 10 years from the date of grant.
The outstanding options that have been granted under the plan generally vest either at (i) a rate of 20% each anniversary date or (ii) 20% on date of grant and 20% on each anniversary date thereafter. The Company has also granted stock options to external board members under a non-qualified plan. These options are granted at market value at the date of the grant; and generally vest at 50% on date of grant and 25% each anniversary date thereafter or 20% at the date of grant, 20% on the first anniversary and 60% on the second anniversary; and expire 10 years from date of grant.

  For the purposes of applying the pro forma disclosure requirements of SFAS No. 123, effective with options granted in 1996 and subsequently, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: no dividend yield expected; volatility of 111.37% and 76.5%; risk-free interest rates of 6.1% and 5.7%; and expected lives of 10.0 years. There were no options granted in fiscal year 2001.

  The following table discloses the Company's pro forma net loss and loss per share assuming compensation cost for stock options had been determined using the fair value-based method prescribed by SFAS No. 123.

                                       2001        2000        1999
                                      ------      ------      ------
       Net loss:
         As reported.............   $  (206)    $(13,373)   $(14,892)
         Pro forma...............   $  (668)    $(14,164)   $(15,643)
       Loss per share:
         As reported.............    $ (0.04)    $ (2.66)    $ (2.96)
         Pro forma...............    $ (0.13)    $ (2.81)    $ (3.11)

  A summary of the status of the Company's fixed stock option plans as of February 28/29, 2001, 2000, and 1999, and changes during the years ending on those dates is presented below:

                            2001                      2000                       1999
                 -------------------------  -------------------------  --------------------------
                          Weighted-Average           Weighted-Average           Weighted-Average
Fixed Options    Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------------------------

Outstanding at
 beginning
 of year      1,085,205        $ 7.96        797,020      $10.17        790,098      $10.31
-------------------------------------------------------------------------------------------------
Granted             --            --         302,007        1.87         28,208        2.18
Forfeited       (32,183)         2.31        (13,822)       2.57        (21,286)       4.82
Expired             --            --             --          --             --          --
-------------------------------------------------------------------------------------------------
Outstanding
 at end
 of year      1,053,022          8.13      1,085,205        7.96        797,020       10.17
-------------------------------------------------------------------------------------------------
Options
 exercisable
 at year-end  1,033,891                      886,623                    741,584

Weighted-
 average fair
 value of options
 granted during
 the year         n/a                         $ 1.87                     $ 2.18
-------------------------------------------------------------------------------------------------

  The following table summarizes information about fixed stock options outstanding at February 28, 2001:

-------------------------------------------------------------------------------------------------
                             Options Outstanding                       Options Exercisable
                ------------------------------------------------   ----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number        Weighted-
   Exercise     Outstanding       Remaining          Average       Exercisable      Average
    Prices      at 02/28/01   Contractual Life    Exercise Price   at 02/28/01   Exercise Price
-------------------------------------------------------------------------------------------------
$ 1.00 - 1.99     287,626        8.48 years           1.87         274,648         1.87
  2.00 - 2.99     583,799        5.89 years           2.61         578,639         2.62
  4.00 - 4.99       6,597        6.59 years           4.00           5,604         4.00
 37.00 -37.99     175,000        1.72 years          37.00         175,000        37.00
-------------------------------------------------------------------------------------------------
  Total         1,053,022                                        1,033,891
-------------------------------------------------------------------------------------------------

13. Segment Information

  The Company evaluates performance based on operations EBITDA. Operations EBITDA is earnings before interest, taxes, depreciation and amortization expense for each of the reportable segments. Corporate and development expenses, gain/loss on sale of assets and impairment of long-lived assets are not allocated to the reportable segments and are therefore excluded from operations EBITDA.

  The Company had no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets.

  The Company's management reviews the results of operations and analyzes certain assets and additions to property and equipment based on its three geographic gaming operations and its leasing operation. The Biloxi Properties consists of the Biloxi casino and Broadwater Property and the St. Louis Properties consists of the St. Louis casino and Gateway Riverboat Cruises.
The Davenport Properties consists of the Davenport casino and the Blackhawk Hotel, the assets of which were sold on October 10, 2000, at which time the properties ceased operations.

                                                Years Ended February 28/29,
                                               2001        2000        1999
                                              ------      ------      ------
OPERATING REVENUES:
Biloxi Properties......................      $ 50,150    $ 54,829    $ 56,256
St. Louis Properties...................        62,462      63,829      62,910
Davenport Properties...................        39,486      68,038      70,003
                                             ---------   ---------   ---------
 Gaming and ancillary operations.......       152,098     186,696     189,169
Leasing Operation......................            -        1,820       3,016
                                             ---------   ---------   ---------
    Total operating revenues...........      $152,098    $188,516    $192,185
                                             =========   =========   =========

                                                Years Ended February 28/29,
                                               2001        2000        1999
                                              ------      ------      ------
EBITDA (before development and
  impairment expenses and gain/loss
  on sale of property and equipment):
Biloxi Properties......................      $  5,340    $  7,019    $  7,945
St. Louis Properties...................         4,226       6,443       5,672
Davenport Properties...................         7,297      12,364      16,262
                                             ---------   ---------   ---------
 Gaming and ancillary operations.......        16,863      25,826      29,879
Leasing Operation......................        (1,139)        699       2,075
                                             ---------   ---------   ---------
    Operations EBITDA..................        15,724      26,525      31,954

OTHER COSTS AND EXPENSES:
Corporate expense......................         4,582       4,716       4,734
Development expense....................           292         211       6,921
Depreciation and amortization..........        10,360      13,975      14,428
(Gain)/loss on sale of assets..........       (33,985)         99          14
Impairment expense.....................        12,709         --          --
Other expense, net.....................        18,598      19,586      19,263
                                             ---------   ---------   ---------
  Total other costs and expenses.......       (12,556)     38,587      45,360
                                             ---------   ---------   ---------
LOSS BEFORE MINORITY INTEREST..........         3,168     (12,062)    (13,406)

Minority interest......................        (3,374)     (1,311)     (1,486)
                                             ---------   ---------   ---------
NET LOSS...............................      $   (206)   $(13,373)   $(14,892)
                                             =========   =========   =========

                                                     February 28/29,
                                                    2001        2000
                                                   ------      ------
      Property and Equipment
        Biloxi Properties.....................   $ 53,259    $ 54,638
        St. Louis Properties..................     43,014      36,496
        Davenport Properties..................        -        22,873
                                                 ---------   ---------
           Gaming and ancillary operations....     96,273     114,007
        Leasing Operations....................     11,514      25,685
                                                 ---------   ---------
          Operations' Assets..................    107,787     139,692
        Corporate Assets......................         34          54
        Development Assets....................      3,421       2,744
                                                 ---------   ---------
            Net Property and Equipment........   $111,242    $142,490
                                                 =========   =========

                                               Years Ended February 28/29,
                                                    2001        2000
                                                   ------      ------
      Additions to Property and Equipment:
        Biloxi Properties.....................   $  1,291    $  8,300
        St. Louis Properties..................     11,936       1,533
        Davenport Properties..................        638       2,943
                                                 ---------   ---------
           Gaming and ancillary operations....     13,865      12,776
        Leasing Operations....................        --          --
                                                 ---------   ---------
          Operations' Assets..................     13,865      12,776
        Corporate Assets......................          1           8
        Development Assets....................        677       1,778
                                                 ---------   ---------
                                                 $ 14,543    $ 14,562
                                                 =========   =========

  Included in additions to property and equipment is $5,305 and $6,374 of assets acquired in exchange for debt in the years ended February 28/29, 2001 and 2000, respectively,.

14. RELATED PARTY TRANSACTIONS

  The Company is related to other entities through common ownership by its principal owners or officers. The Company purchases promotional and various other products and services, including office rent, from such related parties. The amounts charged are based on specific identification of the products and services provided by such entities. In management's opinion, such related party transactions are equivalent to amounts which would have been charged by unrelated third parties.

  Transactions with such related parties are summarized as follows:

                 Description               2001      2000      1999
                -------------             ------    ------    ------
        Rent..........................    $    4    $    4    $    3
        Purchase price indemnification       --        226       --
        Other products and services...       --        --          7

  Mr. Connelly formerly owned 100% of President Mississippi. Mr. Connelly transferred all of the capital stock of President Mississippi to the Company at the closing of the Company's initial public offering in return for 261,022 shares of PCI Common Stock, a distribution of $4,253 representing cash advanced by Mr. Connelly to President Mississippi, and a tax distribution equal to 37% of President Mississippi S corporation's taxable income from formation to date of reorganization. The Company agreed to indemnify Mr. Connelly against any future income tax liability arising as a result of income tax audit adjustments for the period prior to the reorganization. The Internal Revenue Service subsequently audited the period. During fiscal 2000, the Company reimbursed Mr. Connelly $226 for the income tax liability, and related interest, which resulted from the audit.

  Mr. Connelly has guaranteed debt of the Company totaling $2,600 and $3,000 as of February 28/29, 2001 and 2000.

15. RELOCATION OF THE "ADMIRAL"

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral," approximately 1,000 feet north from its former location on the Mississippi River. The casino was closed at midnight December 3, 2000 to prepare for the move and reopened on December 7, 2000.
The new location provides guests with improved parking and valet service, and better ingress/egress including improved access from major highways into St. Louis. This site is also less susceptible to flooding than the previous mooring site.

  The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8,744. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. The Company will pay for the remaining costs. Under the terms of the agreement, the Company placed $500 in escrow to be used to fund a portion of these costs. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of February 28, 2001, the Company guaranteed balance was $1,981.

16. INSURANCE PROCEEDS

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

  The "Admiral" was closed to the public for 26 days, reopening on April 30, 1998. The Company incurred costs of $2,708 to repair the vessel, replace boarding ramps and prepare the "Admiral" to reopen. Insurance deductibles related to the hull and business interruption claims totaled $1,120. The Company received insurance proceeds of $4,442 in fiscal year 1999. The Company recorded $3,765 as "Retail and other" revenue related to its business interruption claim and for expenses incurred to repair the vessel. Additionally, an involuntary conversion gain of $332 was recognized and included in "Gain (loss) on sale of property and equipment" to the extent insurance proceeds exceeded the net book value of the destroyed assets. The insurance claims have not been finalized and claims are being made against the owners of the towboat to recover insurance deductibles and any damages not covered by or in excess of the insurance. While the Company believes it has meritorious claims against the owner, there can be no guarantee that the Company will be successful in recovering such costs.

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

17. SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts are as follows:

                                                  2001       2000       1999
                                                 ------     ------     ------
  Changes in working capital accounts:
    Receivables, net........................... $   285    $ 1,187    $  (924)
    Inventories................................      (6)       120         36
    Prepaid expenses and other current assets..    (619)       125        704
    Accounts payable...........................   2,010        961       (799)
    Accrued payroll and benefits...............  (2,127)      (332)       352
    Other accrued expenses.....................  (1,997)      (183)    (3,831)
                                                --------   --------   --------
                                                $(2,454)   $ 1,878    $(4,462)
                                                ========   ========   ========

  Supplemental schedule of noncash investing and financing activities:

  Year Ended February 28, 2001 -- The Company acquired $5,305 of property and equipment in exchange for indebtedness.

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

  During fiscal years 2001, 2000 and 1999, the Company paid no income taxes. Interest paid by the Company, net of amounts capitalized, was $17,089, $15,993 and $17,226 for the years ended February 28/29, 2001, 2000 and 1999, respectively.

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  New accounting guidance, Emerging Issues Task Force ("EITF") Consensus 00-22, issued in and effective for fiscal year 2001 requires that the cost of the cash-back component of the Company's players' programs be treated as a reduction of revenue. Further guidance (EITF 00-25), which the Company has elected to adopt early, requires that coupons which are redeemed for tokens be similarly classified as a reduction of revenue. This new guidance impacts only the income statement classification of these costs. The prior periods' quarterly results have been restated to reflect the impact of implementing this new guidance.

  The Company has reclassified gain/loss on disposal of property and equipment from operating expenses to other income/expense to more accurately reflect the results of operations.

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 2001 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------
Revenues as previously reported...  $ 50,451   $ 47,283   $ 36,157   $ 28,105
Reclassifications for:
  Adoption of recently issued
    EITF consensuses..............    (4,209)    (3,933)    (3,347)
  Other...........................       564        493        534
                                    ---------  ---------  ---------   --------
Restated net operating revenues...    46,806     43,843     33,344     28,105
                                    =========  =========  =========   ========

Operating income (loss) as
 previously reported..............     2,238    (10,400)      (900)    (3,258)
Reclassification of (gain)/loss
 on disposal of property and
 equipment........................        (6)        17
                                    ---------  ---------  ----------  --------
Restated net operating
  income (loss)...................     2,232    (10,383)      (900)    (3,258)
                                    =========  =========  =========   ========
Income (loss) before income tax
  and minority interest..........     (2,859)   (15,376)    28,396     (6,993)
Net income (loss)................     (3,229)   (15,742)    26,151     (7,386)
                                    =========  =========  =========  =========
Basic and dilutive net income
 (loss) per share................    $ (0.64)   $ (3.13)   $  5.20    $ (1.47)
                                     ========   ========   ========   ========

                                            Fiscal 2000 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 29
                                    --------   ---------  ---------  ---------

Revenues as previously reported...  $ 54,355   $ 52,703   $ 50,231   $ 47,260
Reclassifications for:
  Adoption of recently issued
    EITF consensuses..............    (4,278)    (4,945)    (4,733)    (4,228)
  Other...........................       577        574        530        470
                                    ---------  ---------  ---------  ---------
Restated net operating revenues...    50,654     48,332     46,028     43,502
                                    =========  =========  =========  =========


                                            Fiscal 2000 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 29
                                    --------   ---------  ---------  ---------
Operating income (loss) as
 previously reported..............     4,103      3,692      1,223     (1,494)
Reclassification of (gain)/loss
 on disposal of property and
 equipment........................         4         (6)        35         66
                                    ---------  ---------  ---------   --------
Restated net operating
  income (loss)...................     4,107      3,686      1,258    (1,428)
                                    =========  =========  =========  ========
Loss before income tax
  and minority interest..........       (644)    (1,077)    (3,840)    (6,501)
Net loss.........................       (976)    (1,436)    (4,172)    (6,789)
                                    =========  =========  =========  =========
Basic and dilutive net
  loss per share.................    $ (0.19)   $ (0.27)   $ (0.83)   $ (1.35)
                                     ========   ========   ========   ========

19. SUBSEQUENT EVENTS

  On March 29, 2001, the Company executed an installment purchase agreement for the M/V "New Yorker." Under the terms of the agreement, the purchaser made an initial payment of $400 and will make monthly payments beginning June 1, 2001. Payments will be $150 monthly through September 2003, with every fourth month requiring an additional $250 payment. Upon receipt of a balloon payment of $4,426 from the purchaser in October 2003, or sooner, in the event that principal payments of $9,000 plus all applicable interest due thereon are paid by the purchaser, the Company will transfer ownership of and title to the vessel to the Purchaser. The Company did not recognize any gain or loss from the transaction, as a result of the Company having recorded a valuation allowance during the period the sale was being negotiated.

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provide dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The agreement is subject to certain lease and license approvals and it is anticipated to close before July 2001. As of May 28, 2001, the Company has received cash proceeds of $525 of the $1,650 purchase price. The Company estimates a gain of approximately $800 will be recognized.

20. SUMMARIZED AND CONDENSED FINANCIAL INFORMATION OF THE COMPANY

  The following summarized and condensed financial information presents the separate financial information of the parent company, the combined financial information of the Non-Guarantors and the combined financial information of the Guarantors of the Company's Senior Exchange Notes and Secured Notes as of the dates presented (see Note 6--Short-Term Debt and Notes Payable).

  The Company has incorporated two wholly-owned subsidiaries which are Non-Guarantors, Charter Corp., BHI and a limited liability company which is a Non-Guarantor, PBLLC (see Note 11 Minority Interest).

  All of the Guarantors (other than TCG) are wholly-owned subsidiaries of the

Company and are full joint and several guarantors of the Senior Exchange Notes (limited only to the extent necessary to insure that it does not constitute a fraudulent conveyance under applicable law). The guarantee of TCG, which is a 95%-owned partnership, is limited to the amount owed from time to time by TCG to PRC Holdings ($0 as of February 28/29, 2001 and 2000). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes and the Secured Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. Separate financial information for TCG is presented elsewhere herein.

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 28, 2001
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $       1   $   8,558   $     --    $     --    $   8,559
  Restricted cash and short-term
    investments.....................         --        7,761       2,581         --       10,342
  Related party notes receivable....      75,199     430,509         --     (505,708)        --
  Other current assets..............       5,847       5,127         662      (6,504)      5,132
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............      81,047     451,955       3,243    (512,212)     24,033
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --       69,061      42,181        --       111,242

OTHER ASSETS........................         469         --          --         --           469
                                       ----------  ----------  ----------  ----------  ----------
                                       $  81,516   $ 521,016   $  45,424   $(512,212)  $ 135,744
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..................   $     --     $  5,287   $     691    $    --     $  5,978
  Other current liabilities.........       5,859      16,202       3,056      (6,504)     18,613
  Short-term debt...................         --        1,834         --          --        1,834
  Current maturities of
    long-term debt..................      75,199     508,740      30,001    (505,708)    108,232
  Accrued loan fee..................         --          --        7,000         --        7,000
  Investments in subsidiaries.......       6,371         --          --       (6,371)        --
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......      87,429     532,063      40,748    (518,583)    141,657
                                       ----------  ----------  ----------  ----------  ----------

LONG-TERM LIABILITIES...............         --          --          --          --          --
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............      87,429     532,063      40,748    (518,583)    141,657
                                       ----------  ----------  ----------  ----------  ----------

MINORITY INTEREST...................      13,874         --          --         --        13,874

STOCKHOLDERS' EQUITY (DEFICIT)......     (19,787)    (11,047)      4,676       6,371     (19,787)
                                       ----------  ----------  ----------  ----------  ----------
                                       $  81,516   $ 521,016   $  45,424   $(512,212)  $ 135,744
                                       ==========  ==========  ==========  ==========  ==========

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 29, 2000
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $       1   $  12,407   $     --    $     --    $  12,408
  Restricted cash and short-term
    investments.....................         --          960       2,780         --        3,740
  Related party notes receivable....     100,371     378,898         --     (479,269)        --
  Other current assets..............       6,008       5,866         910      (7,437)      5,347
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............     106,381     398,131       3,690    (486,706)     21,495
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --       99,791      42,699         --      142,490

OTHER ASSETS........................       1,095         256          58         --        1,409
                                       ----------  ----------  ----------  ----------  ----------
                                       $ 107,475   $ 498,178   $  46,447   $(486,706)  $ 165,394
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
                                       ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                            (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ---------   ----------  ---------
Year Ended February 28, 2001:
Operating revenues.................  $     --    $ 144,320   $  10,749   $  (2,971)  $ 152,098
Operating costs and expenses.......        176     157,848       9,264      (2,971)    164,317
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (176)    (13,528)      1,485         --      (12,219)
Equity income in consolidated
  subsidiaries.....................      3,344         --          --       (3,344)        --
Other income (expense):
  Gain on disposal of
    property and equipment.........        -        33,985         -           -        33,985
  Interest expense, net............        --      (13,314)     (5,284)        --      (18,598)
                                     ----------  ----------  ----------  ----------  ----------
    Other income (expense).........         -       20,671      (5,284)        -        15,387
                                     ----------  ----------  ----------  ----------  ----------
  Income (loss) before
    minority interest..............      3,168       7,143      (3,799)     (3,344)      3,168
Minority interest..................     (3,374)        --          --          --       (3,374)
                                     ----------  ----------  ----------  ----------  ----------
    Net income (loss)..............  $    (206)  $   7,143   $  (3,799)  $  (3,344)  $    (206)
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 29, 2000:
Operating revenues.................  $     --    $ 179,838   $  11,649   $  (2,971)  $ 188,516
Operating costs and expenses.......        235     174,419       9,210      (2,971)    180,893
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (235)      5,419       2,439         --        7,623
Equity loss in consolidated
  subsidiaries.....................    (11,827)        --          --       11,827         --
Other income (expense):
 Loss on disposal of
    property and equipment.........        --          (99)        --          --          (99)
  Interest expense, net............        --      (14,260)     (5,326)        --      (19,586)
                                     ----------  ----------  ----------  ----------  ----------
    Other income (expense).........        --      (14,359)     (5,326)        --      (19,685)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest....    (12,062)     (8,940)     (2,887)     11,827     (12,062)
Minority interest..................     (1,311)        --          --          --       (1,311)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (13,373)  $  (8,940)  $  (2,887)  $  11,827   $ (13,373)
                                     ==========  ==========  ==========  ==========  ==========
Year Ended February 28, 1999:
Operating revenues.................  $     --    $ 182,774   $  14,344   $  (4,933)  $ 192,185
Operating costs and expenses.......        153     178,787      12,307      (4,933)    186,314
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (153)      3,987       2,037         --        5,871
Equity loss in consolidated
  subsidiaries.....................    (13,253)        --          --       13,253         --
Other income (expense):
 Loss on disposal of
    property and equipment.........        --          (14)        --          --          (14)
  Interest expense, net............        --      (13,079)     (6,184)        --      (19,263)
                                     ----------  ----------  ----------  ----------  ----------
    Other income (expense).........        --      (13,092)     (6,184)        --      (19,276)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest....    (13,406)     (9,106)     (4,147)     13,253     (13,406)
Minority interest..................     (1,486)        --          --          --       (1,486)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (14,892)  $  (9,106)  $  (4,147)  $  13,253   $ (14,892)
                                     ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2001
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................  $   (206)   $  7,143    $ (3,799)   $ (3,344)   $   (206)
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
  Depreciation and amortization......       --        9,549         811         --       10,360
  Gain on sale of fixed assets.......       --      (33,985)        --          --      (33,985)
  Impairment of long-lived assets....        -       12,709         -           -        12,709
  Equity loss in consolidated
    subsidiaries.....................    (3,344)        -           --        3,344         --
  Minority interest..................     3,374         --          --          --        3,374
  Amortization of deferred
    financing fees and discount......       475          10       1,062         --        1,547
  Changes in assets and liabilities..      (183)     (3,920)      1,764         --       (2,339)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........       116      (8,494)       (162)        --       (8,540)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (8,944)       (294)        --       (9,238)
  Proceeds from the sale of property.       --       58,407         --          --       58,407
  Change in restricted cash..........       --       (1,823)        199         --       (1,624)
  Purchase of short-term investments.       --       (5,663)        --          --       (5,663)
  Maturity of short-term investments.        -          685          -           -          685
  Minority interest..................    (2,720)        --          --          --       (2,720)
  Investment in subsidiaries.........     2,270      (2,270)        --           -          --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........      (450)     40,392         (95)         -       39,847
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........   (25,000)    (10,151)        --          --      (35,151)
  Payments on capital
    lease obligations................       --          --           (5)        --           (5)
  Change in intercompany accounts....    25,334     (25,596)        262          -        -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       334     (35,747)        257         -       (35,156)
                                       ---------   ---------   ---------   ---------   ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS...............       --       (3,849)        -           --       (3,849)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      12,407          -          --       12,408
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $  8,558    $    --     $    --     $  8,559
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
                                       =========   =========   =========   =========   =========

                                      PRESIDENT CASINOS, INC.
                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended February 28/29, 2001, 2000 and 1999
                                          (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------    ---------    ---------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2001...............    $   331      $   415      $  (510)(a)  $   236

Year ended February 29, 2000...............        357          364         (390)(a)      331

Year ended February 28, 1999...............        382          348         (273)(a)      357

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 28, 2001...............     57,914        1,175 (b)      --        59,089

Year ended February 29, 2000...............     52,828        5,086 (b)      --        57,914

Year ended February 28, 1999...............     44,447        8,381 (b)      --        52,828

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b)  Recognition criteria under SFAS No. 109 not satisfied.

INDEPENDENT AUDITORS' REPORT


To the Partners
The Connelly Group, L.P.:

We have audited the accompanying balance sheets of The Connelly Group, L.P., a limited partnership, (the "Partnership") (a 95% owned subsidiary of President Casinos, Inc., see Note 1) as of February 28, 2001 and February 29, 2000 and the related statements of operations, partners' preferred redeemable capital and general capital, and cash flows for each of the three years in the period ended February 28, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
May 10, 2001

                          THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)

                                                        Feb. 28,    Feb. 29,
                                                          2001        2000
                                                         ------      ------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................      $    346     $ 3,465
  Restricted cash................................         1,823         --
  Receivables (net of allowance for doubtful
    accounts of $108 and $84)....................            13          65
  Receivables from related parties...............            33         --
  Inventories....................................           --          548
  Prepaid expenses and other current assets......             6         274
                                                       ---------   ---------
    Total current assets.........................         2,221       4,352
                                                       ---------   ---------
PROPERTY AND EQUIPMENT, NET......................           --       18,074
                                                       ---------   ---------
OTHER ASSETS.....................................           --          171
                                                       ---------   ---------
                                                       $  2,221    $ 22,597
                                                       =========   =========
LIABILITIES, PARTNERS' PREFERRED REDEEMABLE
  CAPITAL AND GENERAL CAPITAL

CURRENT LIABILITIES:
  Accounts payable...............................       $    118    $    501
  Accrued payroll and benefits...................            --        1,525
  Other accrued expenses.........................            957       2,666
  Due to related parties.........................              2         953
  Short-term debt................................            --          547
  Current portion of long-term debt..............            --        2,200
                                                        ---------   ---------
    Total current liabilities....................          1,077       8,392
                                                        ---------   ---------
LONG-TERM DEBT...................................            --          --
                                                        ---------   ---------
      Total liabilities..........................          1,077       8,392
                                                        ---------   ---------
COMMITMENTS AND CONTINGENT LIABILITIES...........            --          --

PARTNERS' GENERAL CAPITAL........................          1,144      14,205
                                                        ---------   ---------
                                                        $  2,221    $ 22,597
                                                        =========   =========
See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                Years Ended February 28/29,
                                               2001        2000        1999
                                              ------      ------      ------
OPERATING REVENUES:
Gaming.................................      $ 40,314    $ 71,221    $ 71,549
Food and beverage......................         3,510       6,145       5,646
Retail and other.......................           465         872         826
Less promotional allowances............        (7,662)    (14,541)    (12,543)
                                             ---------   ---------   ---------
  Total operating revenues.............        36,627      63,697      65,478
                                             ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...............        19,043      33,989      32,240
Food and beverage......................         2,107       3,384       3,201
Retail and other.......................           186         414         516
Selling, general and administrative....         8,180      13,261      12,859
Depreciation and amortization..........         1,355       3,999       4,296
Management fees to related parties.....         1,776       3,770       2,997
                                             ---------   ---------   ---------
  Total operating costs and expenses...        32,647      58,817      56,109
                                             ---------   ---------   ---------

OPERATING INCOME.......................         3,980       4,880       9,369
                                             ---------   ---------   ---------
OTHER INCOME (EXPENSE):
Gain/(loss) on disposal of assets......        37,359         (17)        --
Interest income........................           115          38         120
Interest expense.......................          (110)       (198)       (200)
                                             ---------   ---------   ---------
  Total other expense..................        37,364        (177)        (80)
                                             ---------   ---------   ---------
NET INCOME............... .............      $ 41,344    $  4,703    $  9,289
                                             =========   =========   =========

See Notes to Financial Statements.

                                      THE CONNELLY GROUP, L.P.
                       STATEMENTS OF PARTNERS' PREFERRED REDEEMABLE CAPITAL
                                        AND GENERAL CAPITAL
                                           (in thousands)

                                                               Partners' General Capital
                                                         ---------------------------------------
                                             Partner's      Limited       General        Total
                                             Preferred     Partner's     Partner's     Partners'
                                             Redeemable     General       General       General
                                              Capital       Capital       Capital       Capital
                                             ---------     ---------     ---------     ---------
Years Ended February 28/29, 1999,
 2000 and 2001:

Balance as of March 1, 1998...........      $ 13,000      $    550      $ 11,340      $ 11,890

Capital distributions.................       (13,577)          --            --            --
Net income allocated..................           577           483         8,229         8,712
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 1999.......           --          1,033        19,569        20,602

Capital distributions.................           --           (555)      (10,545)      (11,100)
Net income allocated..................           --            235         4,468         4,703
                                            ---------     ---------     ---------     ---------
Balance as of February 29, 2000.......           --            713        13,492        14,205

Capital distributions.................           --         (2,720)      (51,685)      (54,405)
Net income allocated..................           --          2,067        39,277        41,344
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2001.......      $    --       $     60      $  1,084      $  1,144
                                            =========     =========     =========     =========

See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)
                                                Years Ended February 28/29,
                                               2001        2000        1999
                                              ------      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................   $ 41,344    $  4,703    $  9,289
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization.........      1,355       3,999       4,296
    (Gain)/loss on disposal of
      property and equipment..............    (37,359)         17         --
    Changes in assets and liabilities:
      Receivables, net....................         52         (44)        234
      Receivables from related parties....        (33)          5         445
      Inventories.........................         64         110         (30)
      Prepaid expenses....................        318          (4)         17
      Other non-current assets............         40         124         138
      Accounts payable....................       (383)         79        (266)
      Accrued payroll and benefits........     (1,529)       (310)         20
      Other accrued expenses..............     (2,704)        (72)         86
      Due to related parties..............       (951)        641          76
                                             ---------   ---------   ---------
Net cash provided by
  operating activities....................        214       9,248      14,305
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment
   ($11, $101 and $0 to related parties)..       (280)     (1,396)     (1,257)
  Proceeds from sales of property and
    equipment.............................     56,100           6         --
  Change in restricted cash...............     (1,823)        --          --
                                             ---------   ---------   ---------
Net cash provided by (used in)
  investing activities....................     53,997      (1,390)     (1,257)
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable..............        --          319         --
  Payments on note payable................     (2,925)       (804)        --
  Capital distributions...................    (54,405)    (11,110)    (13,706)
                                             ---------   ---------   ---------
Net cash used in financing activities.....    (57,330)    (11,585)    (13,706)
                                             ---------   ---------   ---------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS........................     (3,119)     (3,727)       (658)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR......................      3,465       7,192       7,850
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $    346    $  3,465    $  7,192
                                             =========   =========   =========

See Notes to Financial Statements.

                                     94

                            THE CONNELLY GROUP, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                  (Dollars in thousands unless otherwise stated)

1.  BASIS OF PRESENTATION

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

  On October 10, 2000, the Partnership sold the assets of its Davenport casino operations to Isle of Capri Casinos, Inc. and ceased gaming operations at that time. The Partnership received cash proceeds of $56,100 and recognized a gain of $37,359 on the transaction.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents -- Cash and cash equivalents include interest earning deposits with maturities of ninety days or less at date of purchase.

  Restricted Cash -- Restricted cash consists of $1,500 of cash held in escrow pending the outcome of litigation, and $323 to guarantee a tax obligation, the amount of which is disputed.

  Inventories -- Inventories, consisting principally of food, beverage, retail items and operating supplies, were stated at the lower of first-in, first-out
(FIFO) cost or market.

  Property and Equipment -- Property and equipment were recorded at cost. Repairs and maintenance were charged to expense as incurred. Improvements were capitalized. Depreciation and amortization were computed on a straight-line basis over the following estimated useful lives:

           Riverboat, barges and improvements.     9 - 20 years
           Leasehold improvements.............     4 -  9 years
           Furnishings and equipment..........     5 - 10 years

  Gaming Revenues and Promotional Allowances -- In accordance with industry practice, the Partnership recognized as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues were recognized by reference to the service provided. Revenues include the retail value of food, beverage and other items provided on a complimentary basis to customers. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses and consist of the following:

                                         2001       2000       1999
                                        ------     ------     ------
          Food and beverage.........   $ 1,318    $ 2,338    $ 1,813
          Other.....................        58        215         63

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

  Recently Issued Accounting Standards -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, after being amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the first quarter of fiscal year ending February 28, 2002. Management believes it will not have any impact as the Partnership does not engage in hedging activities or utilize derivative instruments.

  Emerging Issues Task Force Issue Numbers 22 and 25 -- New accounting guidance issued in and effective for fiscal year 2001 requires that the cost of the cash-back component of the Company's Privileges Plus program be treated
as a reduction of revenue.   Further guidance, which the Company has elected
to adopt early, requires that coupons which are redeemed for tokens be similarly classified as a reduction of revenue. Previously, these costs had been treated as gaming expenses. This new guidance impacts only the income statement classification of these costs. The prior years' results have been restated to reflect the impact of implementing this new guidance.

  Reclassifications -- Certain amounts for fiscal 2000 and 1999 have been reclassified to conform with fiscal 2001 financial statement presentation.

3.  PROPERTY AND EQUIPMENT

  As previously discussed, the property and equipment of the Partnership were sold on October 10, 2000. As of February 29, 2000, property and equipment consisted of the following:
                                    96

                                                    2000
                                                   ------
          Riverboat, barges and improvements...   $ 19,502
          Leasehold improvements...............      7,770
          Furnishings and equipment............     18,149
          Construction in progress.............        175
                                                  ---------
                                                    45,596
            Accumulated depreciation
              and amortization.................    (27,522)
                                                  ---------
          Property and equipment, net .........   $ 18,074
                                                  =========

4.  NOTES PAYABLE

Short-Term Debt

  The Partnership purchased various gaming equipment on payment terms ranging from three to twelve months. The terms were non-interest bearing and payments were generally due monthly. In conjunction with the sale of the Partnership's assets, the principal and interest due on the notes were paid.

Current Portion of Long-Term Debt

  Current portion of long-term debt consisted of a bank line of credit bearing interest at prime plus 0.5%. In conjunction with the sale of the Partnership's assets, the principal and interest due on the line of credit were paid and the line of credit was terminated.

5.  OPERATING LEASES

  The Partnership leased various office facilities, parking lots, equipment and levee property. In conjunction with the sale of the Partnership's assets, the obligations under the operating lease agreements were either assumed by the purchaser or terminated. There are no future obligations under such leases.

  Rental expense incurred under operating leases was $799, $2,960 and $1,984 for the years ended February 28/29, 2001, 2000 and 1999, respectively.

6.  EMPLOYEE BENEFIT PLAN

  The Partnership participated in an employee savings plan sponsored by PCI, which covered all full-time employees. Pursuant to this savings plan, participating employees could contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, were partially matched by the Partnership. The expense applicable for the Partnership's contribution to the savings plan was $85, $154 and $145 for the years ended February 28/29, 2001, 2000 and 1999, respectively.

7.  PARTNER'S PREFERRED REDEEMABLE CAPITAL

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

                                         2001       2000       1999
                                        ------     ------     ------
        Management fees............    $ 1,776    $ 3,770    $ 2,997
        Property and equipment.....         11        101        --
        Hotel, retail and other....        438        678        308

10.  COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." ("Whalen III") was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claimed in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen sought as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. In November 1998, the District Court granted the PCI's motion for summary judgment and dismissed Whalen's claim for conversion. Whalen appealed the District Court's decision. The Supreme Court of the State of Iowa reversed the order of the District Court, found that there had been committed the tort of conversion and remanded the case to the District Court to determine damages. PRC Iowa filed a Motion of Summary Judgment and Resistance to a Cross Motion of Summary Judgment on the Issues of Damages. On May 8, 2001, the District Court determined it was compelled by the Supreme Court decision to grant Whalen's motion and found PRC Iowa and J. Edward Connelly Associates, Inc. liable. The Court also denied the motion for Summary Judgment on damages of PRC Iowa. In addition, the Court denied Whalen's motion for Summary Judgment on the issue of damages. It reserved for trial the issues of the values of the shares, their restricted nature under the Federal Securities Laws and fault and mitigation of damages. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  "Michael L. Whalen v. The Connelly Group, LP, President Riverboat Casino-Iowa, Inc. and President Casinos, Inc.," No. 96350, Iowa District Court for Scott County ("Whalen IV"). This case follows Whalen III and represents an effort to prevent PRC Iowa as general partner of TCG from distributing the proceeds from the sale of the Davenport operations of TCG. While a substantial amount was distributed prior to the filing of this action, approximately $1,500 remain undistributed. Whalen IV seeks injunctive relief to prevent its distribution until a judgment is entered in Whalen III. Whalen anticipates executing any judgment against these assets. A temporary injunction has been issued. The trial court has deferred a final order pending the outcome of Whalen III and the funds are restricted.

  The Partnership is a party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these matters will not have a material adverse effect upon the Partnership's financial position or results of operations.

Agreement with the City Of Davenport

  Prior to the sale of the Partnership's assets, the Partnership and the City of Davenport (the "City") were parties to an agreement, which provided, among other things, for the following:

  Boarding Fees -- The Partnership, pursuant to Chapter 99F of the Iowa Code and an ordinance enacted by the City, was required to pay the City an annual minimum fee equal to the greater of $559 or 50 cents per passenger boarding the "President".

  Docking Fees -- The Partnership was required to make docking fee payments to the City. The Partnership guaranteed the City an annual lump sum payment of a base amount plus a per passenger payment for each passenger in excess of 1,117,579 passengers during the period April 1 to March 31. Such base and per passenger amounts for the periods ended March 31, 2000, 1999 and 1998 were $153, $147 and $141, and 13.7 cents, 13.2 cents and 12.7 cents, respectively. Both base and per passenger amounts were subject to an annual increase of 4.0%. The Partnership was required to prepay such docking fees for the following twelve month period.

  Special Payments in Lieu of Property Taxes -- The Partnership was required to make a special payment in lieu of property taxes on the guest service barge. The Partnership guaranteed the City an annual lump sum payment of $124 plus 20.0 cents per passenger for each passenger in excess of 1,117,579 during each calendar year.

  Exclusive Agreement -- The Partnership would not pursue a gaming license in any other Iowa city or in Rock Island County, Illinois.

  Boat Operations -- The Partnership could not substitute another vessel to replace the "President" in Davenport, Iowa provided that an average of 2,250 passengers per day during the cruise season was maintained. If such passenger count was not maintained or if there was a material adverse change in the Iowa gaming law, the Partnership would have been permitted to substitute an 800 passenger boat. However, temporary substitution during U.S. Coast Guard mandated hull inspections was permitted.

  The agreement with the City of Davenport was terminated upon the sale of the Partnership's assets.

Operator's Contract

  The Partnership and the Riverboat Development Authority (the "Authority"), an Iowa non-profit corporation, entered into an operator's contract on December 28, 1989, which enabled the Partnership to be the operator of an excursion gambling boat pursuant to the rules and regulations of the Iowa Racing and Gaming Commission ("IRGC"). This contract was last amended on March 1, 1998. The contract, as amended, required the Partnership to make payments of $28 weekly and an amount equal to one dollar and fifty cents for each admission in excess of 1,117,579 admissions for the period April 1 through March 31 of each year. The Partnership was also required to pay an annual payment of 2% of adjusted gaming receipts in excess of $34,000 for each of the Authority's fiscal years commencing July 1.

11.  SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURES

  Supplemental schedule of noncash investing and financing activities:

  Year ended February 28, 2001 -- The Partnership acquired $178 of gaming equipment financed through non-interest bearing short-term notes.

  Year ended February 29, 2000 -- The Partnership acquired $981 of gaming equipment financed through non-interest bearing short-term notes.

  Year ended February 28, 1999 -- No material noncash investing and financing activities occurred.

  Interest paid by the Partnership was $147, $192 and $202 for the years ended February 28/29, 2001, 2000 and 1999, respectively.

12. RECONCILIATION OF GAMING REVENUE REPORTED ON THE STATEMENTS OF OPERATIONS TO NET WIN REPORTED TO THE IRGC.

                                            2001         2000        1999
                                           ------       ------      ------
    Gaming revenue reported on
      the Statements of Operations.....   $ 40,314    $ 71,221    $ 71,549
    Change in progressive
      liability (1)....................       (259)         21         154
                                          ---------   ---------   ---------
        Net win reported to IRGC.......   $ 40,055    $ 71,242    $ 71,703
                                          =========   =========   =========

(1) In accordance with industry practice, the Partnership accrues a liability for progressive jackpots and reduces gaming revenue by an equal amount. This adjustment is necessary to reconcile gaming revenue reported on an accrual basis on the Statements of Operations to net win reported on a cash basis to the IRGC.

                              THE CONNELLY GROUP, L.P.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended February 28/29, 2001, 2000 and 1999
                                  (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                               Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2001...............     $  84        $ 249        $(225)(a)     $ 108

Year ended February 29, 2000...............        65          120         (101)(a)        84

Year ended February 28, 1999...............       119          148         (202)(a)        65


(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX
  Exhibits
   2.1      Asset Sale Agreement, dated as of July 19, 2000, by and among The
            Connelly Group, L.P. ("TCG"), TCG/Blackhawk, Inc. ("Blackhawk")
            (collectively, the  "Sellers"), and IOC-Davenport, Inc. and Isle
            of Capri Casinos, Inc. ("Purchasers"). (29)
   3.1      Articles of Incorporation of the Company, as amended. (19)
   3.2      By-Laws of the Company, as amended. (16)
   4.1      Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S.
            Trust"). (6)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.2    Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.3    Warrant Agreement dated as of August 26, 1994, by and between the
            Company and U.S. Trust. (6)
   4.1.4    Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in
            favor of U.S. Trust, as collateral agent. (6)
   4.2      Rights Agreement, dated as of November 20, 1997, between the
            Company and ChaseMellon Shareholder Services, LLC. (20)
   4.3      Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc.
            ("President Iowa"), President Riverboat Casino-Missouri, Inc.
            ("President Missouri"), The President Riverboat Casino-
            Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.-
            Louisiana, Inc., President Riverboat Casino-New York, Inc.
            ("President New York"), President Casino New Yorker, Inc., PRC
            Holdings Corporation, PRC Management, Inc. ("PRC Management"),
            PRCX Corporation, President Riverboat Casino-Philadelphia, Inc.
            ("President Philadelphia"), Vegas, Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (23)
   4.3.1    Indenture dated as of December 3, 1998, among The Company,
            President Iowa, President Missouri, President Mississippi,
            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President
            Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management,
            PRCX Corporation, President Philadelphia, Vegas, Vegas, Inc. and
            TCG and U.S. Trust Company of Texas, N.A. (23)
   4.4.2    President Casinos, Inc. Supplemental Indenture with respect to
            $25,000,000 12% Notes due September 15, 2001. (30)
   4.4.3    President Casinos, Inc. Supplemental Indenture with respect to
            $75,000,000 13% Senior Notes due September 15, 2001. (30)
   10.1     Amended and Restated Agreement of Limited Partnership of TCG. (1)
   10.2     Agreement between the Company and John E. Connelly. (2)
   10.3     Employment Agreement dated November 4, 1992, between the Company and Mr. Connelly. (2)
   10.3.1   Amendment No. 1 to Employment Agreement dated December 15, 1994, between the Company and Mr. Connelly. (8)
   10.3.2   Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Connelly. (22)
 * 10.4     The Company's 1992 Stock Option Plan, as amended. (5)
 * 10.4.1   The Company's 1996 Amended and Restated Stock Option Plan. (13)
 * 10.4.2   The Company's 1997 Stock Option Plan. (18)

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

   10.18.1  Option Agreement dated March 13, 1995, by and between Mr.
            Aylsworth and the Company. (10)
   10.18.2  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Aylsworth. (22)
   10.19    Promissory Note dated February 17, 1995, from BH Acquisition Corp.
            ("BH") to PRC Management. (10)
   10.19.1  Surety Agreement dated February 13, 1995, between Mr. Connelly and PRC Management. (10)
   10.19.2  Amended and Restated Promissory Note dated February 15, 1996, from
            BH to PRC Management. (11)
   10.19.3  Promissory Note dated February 15, 1996, from BH to PRC
            Management. (11)
   10.19.4  Amended and Restated Surety Agreement dated February 15, 1996, between Mr. Connelly and PRC Management. (11)
   10.19.5  Collateral Pledge Agreement dated February 15, 1996, between
            Connelly Hotel Associates, Inc. and PRC Management. (11)
   10.20    Employment Agreement dated November 1, 1995, by and between the
            Company and James A. Zweifel. (9)
   10.20.1  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Zweifel. (22)
   10.21    "Natatorium Site" Lease Agreement dated July 20, 1995, by and between the City of Davenport, Iowa and TCG through the President
            Iowa. (9)
   10.22    Independent Contractor Consulting Agreement dated May 15, 1996, by and between the Company and Mr. Wirginis. (11)
   10.22.1  Employment Agreement dated May 1, 1996, by and between the Company and Mr. Wirginis. (11)
   10.22.2  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Wirginis. (22)
 * 10.23    1998 Fiscal Year Management Incentive Plan Participant Form. (16)
   10.24    Promissory Note dated July 22, 1997, by and between President
            Broadwater Hotel, L.L.C. (Broadwater LLC) and Lehman Brothers
            Holdings Inc. ("Lehman"). (15)
   10.24.1  Redemption Agreement dated July 22, 1997, by and among J. Edward
            Connelly Associates, Inc. ("JECA") and Broadwater LLC and
            Broadwater Hotel, Inc. (15)
   10.24.2  Indemnity Agreement dated July 22, 1997, by Broadwater LLC, the
            Company and President Mississippi, jointly and severally, in favor of Lehman. (15)
   10.24.3  Indemnity and Guaranty Agreement dated July 22, 1997, by the
            Company and President Mississippi in favor of Lehman. (15)
   10.24.4  Unconditional Guaranty of Lease Obligations dated July 22, 1997, by the Company. (15)
   10.24.5  Amended and Restated Limited Liability Company Operating
            Agreement, dated as of July 22, 1997, by and between JECA and
            President Broadwater Hotel, Inc. (15)
   10.25    Public Trust Tidelands Lease Agreement dated August 6, 1992, by and between the Secretary of State, with the approval of the
            Governor, for and on behalf of the State of Mississippi, and BH.
            (25)
   10.25.1  Amendment to Public Trust Tidelands Lease Agreement dated November
            10, 1993, by and between the Secretary of State, with the approval of the Governor, for and on behalf of the State of Mississippi, and BH. (25)
   10.25.2  Amendment No. 1 to the Lessee's Assignment of Public Trust
            Tidelands Lease dated July 22, 1997, between JECA, successor by merger to BH, and President Broadwater Hotel, LLC. (25)
   10.26    Public Trust Tidelands Lease of Fast Lands dated December 31,
            1996, by and between the Secretary of State, with approval of the
            Governor, for and on behalf of the State of Mississippi, and BH.
            (25)
   10.26.1  Amendment No. 1 to the Lessee's Assignment of Fast Lands Lease
            dated July 22, 1997, between JECA, successor by merger to BH and President Broadwater Hotel, Inc. (25)
   10.27    Sale and Purchase of Real Estate Agreement dated March 30, 1999, by and among R. David Sanders, James W. Sanders, Julia Sheila
            Sanders and June Sanders Clement and President Casinos, Inc. (26)
   10.27.1  Deer Island Agreement dated March 30, 1999, by and between Eric
            Clark and President Casinos, Inc. (26)
   10.28    Sale Agreement dated July 2, 1999, by and between President
            Mississippi, the Company and Charter Corp., on the one hand, and
            AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of
            AmGam, the Committee for the Unsecured Creditors of AGRM,
            International Game Technology, Inc.("IGT"), and Shamrock Holdings
            Group, Inc. (formerly known as Bennett Holdings Group, Inc.)
            ("Shamrock" and collectively with AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of AmGam, the Committee for the
            Unsecured Creditors of AGRM and IGT), on the other hand. (27)
   10.28.1  Promissory Note dated August 10, 1999, from President
            Mississippi to AGEL. (27)
   10.28.2  Security Agreement, dated August 10, 1999, between President
            Mississippi and AGEL. (27)
   10.28.3  Preferred Ship Mortgage dated August 10, 1999, granting by
            President Mississippi to and in favor of AGEL. (27)
   10.28.4  Guaranty Agreement dated August 10, 1999, made by President
            Mississippi, in favor of AGEL. (27)
   10.29    Relocation Funding Agreement entered into January 18, 2000, by and among the City of St. Louis, Missouri, the Port Authority of the
            City of St. Louis, President Missouri and Mercantile Bank National
            Association. (28)
   10.29.1  Lease and Sublease Agreement entered into January 18, 2000, among the City of St. Louis, the Port Authority of the City of St. Louis
            and President Missouri. (28)
   10.29.2  Escrow Agreement made as of January 18, 2000, by and among
            Mercantile Bank, President Missouri and U.S. Title Guaranty
            Company, Inc. (28)
   10.29.3  Escrow Agreement made as of January 18, 2000, by and among the
            Port Authority of the City of St. Louis, President Missouri and
            U.S. Title Guaranty Company, Inc. (28)
   10.30    Agreement, dated as of October 10, 2000, entered into by and among the Company, PRC Holdings Corporation, PRC Management, PRCX, Inc.,
            President Philadelphia, P.R.C. Louisiana, Inc., Vegas Vegas, Inc.,
            President New York, President Mississippi Charter Corp.,
            President Missouri, President Mississippi, Broadwater Hotel, Inc.,
            President Iowa, Blackhawk, President Casino New Yorker, Inc.,
            TCG, L.P., and President Broadwater Hotel, LLC, (the "Company"),
            and each of the undersigned holders of the US $100.0 million 13%
            Senior Notes, due September 15, 2001 issued pursuant to that certain indenture dated as of August 26, 1994 by and between the
            Company and United States Trust Company of New York, as trustee
            (the "13% Notes Indenture" and the "13% Notes Trustee"), of which
            US $75,000,000 in principal amount is outstanding (the "13%
            Notes"), and holders of the US $25.0 million 12% Notes, due
            September 15, 2001 issued pursuant to that certain indenture dated as of December 3, 1998 (the "12% Indenture" and together with the
            13% Notes Indenture, the "Indentures"), by and between the Company and U.S. Trust Company of Texas, N.A., as trustee (together with the 13% Notes Trustee, the "Indenture Trustees"), (the "12%
            Notes"), (the 13% Notes and the 12% Notes are collectively referred to as the "Notes").  (29)
   10.31    Bareboat charter and purchase agreement, dated March, 29, 2001, by
            and between President Riverboat Casino   New York, Inc., and
            Southern Gaming, LLC.
   10.32    Purchase agreement, dated April 30, 2001, by and between President
            Riverboat Casino-Missouri, Inc. and the Bi-State Development
            Agency of the Missouri-Illinois Metropolitan District.
   21       Schedule of subsidiaries of the Company.
   23.1     Consent of Deloitte & Touche, L.L.P. with respect to the Company's
            Registration Statements on Form S-8, as filed on June 8, 1994 and
            January 8, 1998.


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

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996 filed January 14, 1997.
(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1997 filed on May 30, 1997.
(15) Incorporated by reference from the Company's Report on Form 8-K dated July 24, 1997.
(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997 filed January 14, 1998.
(18) Incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.
(19) Incorporated by reference from the Company's Registration Statement on Form S-8 dated January 8, 1998.
(20) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(21) Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1998 filed on May 29, 1998.
(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 filed October 15, 1998.
(23) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(24) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1998 filed January 14, 1999.
(25) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1999 filed on May 28, 1999.
(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1999 filed July 12, 1999.
(27) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999 filed October 15, 1999.
(28) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000 on May 30, 2000.
(29) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 filed October 19, 2000.
(30) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
 * Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.