Form 10-Q
period 2001-05-31
PRESIDENT CASINOS INC
filed 2001-07-13
CIK 888507

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

                 For the quarterly period ended May 31, 2001

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,003 shares outstanding as of July 13, 2001.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 29, 2001..................................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months Ended May 31, 2001 and 2000....................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 2001 and 2000....................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....28

Part II.   Other Information

  Item 1.  Legal Proceedings.............................................28

  Item 2.  Changes in Securities.........................................28

  Item 3.  Defaults Upon Senior Securities...............................28

  Item 4.  Submission of Matters to a Vote of Security Holders...........29

  Item 5.  Other Information.............................................29

  Item 6.  Exhibits and Reports on Form 8-K..............................29


Signature................................................................30

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                           (in thousands, except per share data)

                                                                  May 31,   Feb. 28,
                                                                   2001       2001
                                                                 --------   --------
         ASSETS
         Current assets:
          Cash and cash equivalents......................       $  8,308   $  8,559
          Restricted cash................................          3,995      4,404
          Restricted short-term investments..............            775      5,938
          Accounts receivable, net of allowance for
            doubtful accounts of $207 and $236...........            961      1,116
          Installment sale receivable....................          1,710        --
          Other current assets...........................          3,834      4,016
                                                                ---------  ---------
              Total current assets.......................         19,583     24,033
                                                                ---------  ---------
         Property and equipment, net of accumulated
          depreciation of $45,537 and $43,638............        101,883    111,242
                                                                ---------  ---------
         Other assets:
          Installment sale receivable....................          6,965        --
          Deferred financing fees........................            201        469
                                                                ---------  ---------
               Total other assets........................          7,166        469
                                                                ---------  ---------
                                                                $128,632   $135,744
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities:
          Short-term debt................................       $  1,132   $  1,834
          Current maturities of long-term debt and
            capital lease obligation.....................        107,805    108,232
          Accrued loan fee...............................          7,000      7,000
          Accounts payable...............................          4,750      5,978
          Accrued payroll and benefits...................          4,587      5,377
          Other accrued expenses.........................         11,469     13,236
                                                                ---------  ---------
              Total current liabilities..................        136,743    141,657

        Long-term liabilities............................            --         --
                                                                ---------  ---------
              Total liabilities..........................        136,743    141,657
                                                                ---------  ---------
        Minority interest................................         14,162     13,874
        Commitments and contingencies....................            --         --
        Stockholders' deficit:
          Preferred Stock, $.01 par value per share;
            10,000 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            100,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (124,304)  (121,818)
                                                                ---------  ---------
              Total stockholders' deficit................        (22,273)   (19,787)
                                                                ---------  ---------
                                                                $128,632   $135,744
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                                      1

                            PRESIDENT CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (in thousands, except per share data)

                                                   Three Months Ended May 31,
                                                         2001        2000
                                                        ------      ------
OPERATING REVENUES:
  Gaming.........................................      $ 31,622    $ 45,435
  Food and beverage..............................         3,725       5,329
  Hotel..........................................         1,464       1,907
  Retail and other...............................         1,684       1,783
  Less promotional allowances....................        (5,394)     (7,648)
                                                       ---------   ---------
    Net operating revenues.......................        33,101      46,806
                                                       ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming and gaming cruise.......................        18,057      24,407
  Food and beverage..............................         2,551       3,712
  Hotel..........................................           562         787
  Retail and other...............................           597         670
  Selling, general and administrative............         7,861      11,258
  Depreciation and amortization..................         2,101       3,582
  Development costs..............................            39          68
                                                       ---------   ---------
    Total operating costs and expenses...........        31,768      44,484
                                                       ---------   ---------
OPERATING INCOME.................................         1,333       2,322
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income................................           272          98
  Interest expense...............................        (3,813)     (5,285)
  Gain on disposal of property and equipment.....            10           6
                                                       ---------   ---------
    Total other income (expense).................        (3,531)     (5,181)
                                                       ---------   ---------
LOSS BEFORE MINORITY INTEREST....................        (2,198)     (2,859)
Minority interest................................           288         370
                                                       ---------   ---------
NET LOSS.........................................      $ (2,486)   $ (3,229)
                                                       =========   =========

Basic and diluted net loss per share.............       $ (0.49)    $ (0.64)
                                                       =========   =========
Weighted average common and dilutive
 potential shares outstanding....................         5,033       5,033
                                                       =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                    Three Months Ended May 31,
                                                         2001        2000
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $ (3,877)   $  3,474
                                                      ---------   ---------

Cash flows from investing activities:
  Expenditures for property and equipment.........      (1,342)     (2,811)
  Change in restricted cash.......................         409        (206)
  Maturity of restricted short-term investments...       5,413         --
  Proceeds from installment sale receivable.......         400         --
  Purchase of short-term investments..............        (250)        (14)
  Payment of minority interest....................         --          (25)
  Proceeds from the sale or property and
     equipment....................................          12           2
                                                      ---------   ---------
      Net cash provided by (used in)
        investing activities......................       4,642      (3,054)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................      (1,015)     (1,687)
  Payments on capital lease obligations...........          (1)         (1)
                                                      ---------   ---------
      Net cash used in financing activities.......      (1,016)     (1,688)
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........        (251)     (1,268)
Cash and cash equivalents at beginning of period..       8,559      12,408
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $  8,308    $ 11,140
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest............................    $  6,139    $  1,031
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $      2    $    923
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

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. The President Broadwater Hotel, LLC, a limited liability company ("PBLLC"), in which the Company has a Class A ownership interest, owns approximately 260 acres, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater", two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). The Company also operates two non-gaming dinner cruise, excursion and sightseeing vessels in St. Louis near the base of the Arch, which vessels are currently under a contract for sale. See "Note 3. Property and Equipment."

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

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to experience difficulty generating sufficient cash flow to meet its obligations and sustain its operations. During fiscal year 2000, as a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes"). Accordingly, the Company was unable to pay the regularly scheduled interest payments of $6,375 that were each due and payable March 15, and September 15, 2000. Under the Indentures pursuant to which the

Senior Exchange Notes and the Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

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

  The proposed restructuring contemplated that the Company would meet certain interest coverage ratios as a condition to the extension of the further maturity of the Notes. To date, the Company's results of operations have not been at a level sufficient to meet all of the anticipated criteria and the proposed restructuring has not been implemented. The Noteholders have not insisted upon the implementation of the proposed restructuring. The Company has informed the Noteholders that the Company intends to continue with the sale of certain properties as a primary source of retiring debt obligations. The Company has entered into an agreement to sell certain non-gaming cruising operations in St. Louis, Missouri for $1,650. In addition, the Company has entered into an installment sale agreement for the M/V "Surfside Princess" (formerly, the "New Yorker") See "Note 3. Property and Equipment." The

Company is continuing its efforts to identify other assets available for sale. The Company is unable to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and the Secured Notes will result in any further action by the Noteholders.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, is in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern Division in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender which has been approved by the bankruptcy court allowing PBLLC use of its cash collateral. The bankruptcy is proceeding and the Company anticipates that the subsidiary will ultimately emerge from bankruptcy with restructured debt obligations. The Company is unable to offer any assurance that this will occur or that the restructured debt, if it is restructured, will be paid in accordance with its revised terms.

  Due to cross default provisions associated with other debt agreements, the Company is also in default under its $2,500 M/V "President Casino-Mississippi" note. This debt is currently due and classified in current liabilities. See "Note 4. Short-Term Debt and Notes Payable."

  Management believes that unless the holders of the Company's various debt obligations take further action with respect to the Company's defaults, the Company's liquidity and capital resources will be sufficient to maintain its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with restructuring the Company's debt obligations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

  As of May 31, 2001, the Company had $8,308 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $5,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  Management is pursuing various strategic financing alternatives in order to fund its obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, refinance its debts and/or sell/charter assets on a timely basis under acceptable terms and conditions and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

  The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ending February 28, 2001. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

  Certain amounts for fiscal 2001 have been reclassified, including those amounts required to be restated by Emerging Issues Task Force Consensuses 00-22 and 00-25, to conform with fiscal 2002 financial statement presentation.

2.  Installment Sale Receivable

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess," formerly, M/V "New Yorker." Under the terms of the agreement, the Company will receive $9,000 principal installment payments over a period of thirty months commencing on March 29, 2001, which includes a final principal balloon payment of $4,388 due October 2003. The note bears an annual interest rate of 10.5%.

3.  Property and Equipment

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess." See "Note 2. Installment Sale Receivable." The Company recognized an impairment of long lived assets of $8,509 during the second and fourth quarters of fiscal 2001, based on ongoing negotiations with various third parties and estimates of costs to consummate the transaction.

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provide dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The agreement is subject to certain lease and license approvals and it is anticipated to close before August 2001. As of May 31, 2001, the Company has received cash proceeds of $525 of the $1,650 purchase price. The Company estimates a gain of approximately $800 will be recognized on the sale of these assets.

4.  Short-Term Debt and Current Portion of Long-Term Debt

  Short-term is summarized as follows:

                                                               May 31,       Feb. 28,
                                                                2001           2001
                                                               ------         ------
          Construction notes payable......................   $  1,118        $  1,817
          Equipment note payable..........................         14              17
                                                             ---------       ---------
               Short-term debt............................   $  1,132        $  1,834
                                                             =========       =========

  Construction Notes Payable

  In conjunction with the relocation of the "Admiral" (see "Note 7. Relocation of the 'Admiral'"), the Company negotiated extended payment terms with two vendors providing certain services related to the new site development. Under the terms of the agreements, the Company makes monthly payments against progress billings and any unpaid outstanding principal balances bear interest rates of 10.5% to 11.0%.

  Current and non-current portions of long-term notes payable are summarized as follows:

                                                               May 31,        Feb.28,
                                                                2001           2001
                                                               ------         ------
          Senior Exchange Notes, 13%, net of discount
            of $55 and $123...............................   $ 56,195        $ 56,127
          Secured Notes, 12%, net of a deferred gain
            on modification of terms of $142 and $322.....     18,891          19,072
          Broadwater Hotel note payable, variable
            interest rate, 12.75% and 14.0%...............     30,000          30,000
          M/V "President Casino-Mississippi" note payable,
           variable interest rate, 8.92% and 10.0%........      2,500           2,600
          Equipment note payable, 11.0%...................        219             432
                                                             ---------       ---------
             Total notes payable..........................    107,805         108,231
                                                             ---------       ---------
           Less: Current maturities.......................   (107,805)       (108,231)
                                                             ---------       ---------
                                                             $    --         $    --
                                                             =========       =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries and were payable as follows: 25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the

"Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG was limited in amount. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets. On November 22, 2000, the Company and its principal subsidiaries executed an agreement with a majority of the holders of its Senior Exchange Notes and Secured Notes.
  On December 3, 1998, the Company repurchased $25,000 of its Senior Exchange Notes. The repurchased notes were used to satisfy the $25,000 principal payment due September 15, 1999 on the Company's $100,000 Senior Exchange Notes. The repurchase was funded by the issuance of $25,000 of new 12% notes due September 15, 2001 (the "Secured Notes"). The Secured Notes have no mandatory redemption obligation and are secured by mortgages on the "Admiral" and the M/V "Surfside Princess," as well as subsidiary guarantees.

  See "Note 1. Basis of Presentation" regarding default of the Senior Exchange Notes and Secured Notes.

  Broadwater Hotel Note

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30,000 from a third party (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a stipulated variable rate per annum equal to the greater of
(i) 8.75% or (ii) 4.0% plus the LIBOR 30-day rate.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and non-refundable when the Indebtedness was due. Neither the Indebtedness nor the loan fee payments were made on the due date and the Indebtedness is in default. In accordance with the Indenture, effective on the default date, penalty interest of 4.0% is being accrued in addition to interest at the stipulated rate on the $30,000 principal. Additionally, PBLLC has accrued, but has not paid, interest on the unpaid loan fee at the stipulated rate since the date of default. PBLLC continued to make the monthly interest payments accruing on the $30,000 principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. See "Note 1. Basis of Presentation" regarding the Chapter 11 petition filed by PBLLC.

  M/V "President Casino-Mississippi" Note

  The 8.92% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The Company received a waiver of the net worth covenant through the period ended September 30, 2000, at which time the Company's net worth requirement returned to $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company has continued to make the quarterly principal and interest payments on this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  Equipment Note Payable

  The Company purchased 850 slot machines in March 2000 and financed a portion of the purchase with a $850 note. The terms of the agreement are for monthly combined principal and interest payments of $74 through August 2001. The note bears interest at a rate of 11.0%. As of May 31, 2001, the gaming equipment had a net book value of $848.
  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

5.  Commitments And Contingent Liabilities

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

  The Company's reportable segments are based on its three geographic gaming operations and its leasing operation. The Biloxi Properties consists of the Biloxi casino and the Broadwater Property and the St. Louis Properties consists of the St. Louis casino and Gateway Riverboat Cruises. The Davenport Properties consisted of the Davenport casino and the Blackhawk Hotel, the assets of which were sold, and operations ceased, on October 10, 2000.

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets.

                                                       Three Months Ended May 31,
                                                           2001        2000
                                                          ------      ------
           OPERATING REVENUES:
            St. Louis Properties...................      $ 20,095    $ 16,437
            Biloxi Properties......................        13,006      13,683
            Davenport Properties...................           --       16,686
                                                         ---------   ---------
                Net operating revenues.............      $ 33,101    $ 46,806
                                                         =========   =========

                                                       Three Months Ended May 31,
                                                           2001        2000
                                                          ------      ------
            EBITDA (before corporate, development
              and impairment expenses and gain/loss
              on sale of property and equipment):
            St. Louis Properties...................      $  2,954    $  1,874
            Biloxi Properties......................         1,515       2,500
            Davenport Properties...................           --        3,177
                                                         ---------   ---------
              Gaming and ancillary operations......         4,469       7,551
            Leasing Operation......................          (105)       (333)
                                                         ---------   ---------
                Operations EBITDA..................         4,364       7,283

            OTHER COSTS AND EXPENSES:
            Corporate expense......................           891       1,245
            Development expense....................            39          68
            Depreciation and amortization..........         2,101       3,582
            Gain on sale of assets.................           (10)         (5)
            Interest expense, net..................         2,541       5,187
                                                         ---------   ---------
              Total other costs and expenses.......         6,562      10,077
                                                         ---------   ---------
            LOSS BEFORE MINORITY INTEREST..........        (2,198)     (2,859)
            Minority interest......................           288         370
                                                         ---------   ---------
            NET LOSS...............................      $ (2,486)   $ (3,229)
                                                         =========   =========

                                                           May 31,    Feb. 28,
                                                            2001        2001
                                                           ------      ------
              Property and Equipment:
                St. Louis Properties..................   $ 42,174    $ 43,014
                Biloxi Properties.....................     53,325      53,259
                                                         ---------   ---------
                   Gaming and ancillary operations....     95,499      96,273
                Leasing Operations....................      2,914      11,514
                                                         ---------   ---------
                  Operations Assets...................     98,413     107,787
                Corporate Assets......................         31          34
                Development Assets....................      3,439       3,421
                                                         ---------   ---------
                    Net Property and Equipment........   $101,883    $111,242
                                                         =========   =========

                                                       Three Months Ended May 31,
                                                            2001        2000
                                                           ------      ------
              Additions to Property and Equipment:
                St. Louis Properties..................   $    614    $  2,788
                Biloxi Properties.....................        711         321
                Davenport Properties..................        --          329
                                                         ---------   ---------
                  Gaming and ancillary operations.....      1,325       3,438
                Corporate Assets......................          1           2
                Development Assets....................         18         294
                                                         ---------   ---------
                                                         $  1,344    $  3,734
                                                         =========   =========

  Included in additions to property and equipment is $2 and $923 of assets acquired in exchange for debt, respectively.

7. Relocation of the "Admiral"

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral," approximately 1,000 feet north from its former location on the Mississippi River. The casino was closed at midnight December 3, 2000 to prepare for the move and reopened on December 7, 2000.
The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8,744. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. The Company will pay for the remaining costs. Under the terms of the agreement, the Company placed $500 in escrow to be used to fund a portion of these costs. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of May 31, 2001, the Company-guaranteed balance was $2,029.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report.

  The Company continues to experience difficulty generating sufficient cash flow to meet its obligations and sustain its operations. During fiscal 2000, as a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $75.0 million 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25.0 million 12% Secured Notes (the "Secured Notes"). Accordingly, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and the Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

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

  The proposed restructuring contemplated that the Company would meet certain interest coverage ratios as a condition to the extension of the further maturity of the Notes. To date, the Company's results of operations have not been at a level sufficient to meet all of the anticipated criteria and the proposed restructuring has not been implemented. The Noteholders have not insisted upon the implementation of the proposed restructuring. The Company has informed the Noteholders that the Company intends to continue with the sale of certain properties as a primary source of retiring debt obligations. The Company has entered into an agreement to sell certain non-gaming cruising operations in St. Louis, Missouri for $1.7 million. In addition, the Company has entered into an installment sale for the M/V "Surfside Princess." The Company is continuing its efforts to identify other assets for sale. The Company is unable to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and Secured Notes will result in any further action by the Noteholders.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, is in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern Division in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender which has been approved by the bankruptcy court allowing PBLLC use of its cash collateral. PBLLC intends to propose a plan of reorganization which will permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  Due to cross default provisions associated with other debt agreements, the Company is also currently in default under its $2.5 million M/V "President Casino-Mississippi" note. See Liquidity and Capital Resources.

  Management believes that unless the holders of the Company's various debt obligations take further action with respect to the Company's defaults, the Company's liquidity and capital resources will be sufficient to maintain its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with restructuring the Company's debt obligations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

  Management is pursuing various strategic financing alternatives in order to fund its obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, refinance its debts and/or sell/charter assets on a timely basis under acceptable terms and conditions and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods, hurricanes and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. Under less severe conditions, high river levels cause reduced parking and a general public perception of diminished access to the casino resulting in decreased revenues. Management believes the move of the "Admiral" substantially diminishes the possibility of this condition.

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

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth as of May 31, 2001 was $14.1 million and is included on the balance sheet in minority interest. Cash payments relating to this membership interest have totaled $0.2 million since its inception.

  PBLLC is obligated to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which became fully earned and nonrefundable when the Indebtedness was due. See Liquidity and Capital Resources for a discussion of the repayment of this obligation.

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

  St. Louis, Missouri

  Slot Upgrade   Machines and Loss Limit Card Tracking System

  During the summer of 1998, all Missouri casinos in the St. Louis market, except the "Admiral," migrated from a manual/paper system of regulating the Missouri $500 loss limit to an electronic system. This paperless loss tracking system is more accommodating to guests and allows for the use of bill validators on slot machines, a convenience that the "manual/paper" system does not accommodate.

  The slot machines offered by the "Admiral" until the end of August 2000 lacked bill validators. As a result, the Company could not provide guests the convenience of bill validators nor adapt to the paperless loss tracking system, putting the "Admiral" at a significant competitive disadvantage with the other casinos in the market.

  Effective August 28, 2000, Missouri began to allow credits generated through use of the bill validators to go directly to the slot "credit meter" for use by the guest. Previously in Missouri, a guest using a bill validator received tokens in the tray and fed these tokens into the machine. The regulatory change provided a significant added convenience to slot players.

  In March 2000, the Company purchased 850 slot machines that are equipped with bill validators and are fitted to operate with an electronic loss limit system. Effective August 28, 2000, approximately 700 of these machines were installed on the "Admiral," all of which are currently operational with the electronic loss limit system. Management believes the Company is better positioned to compete in the St. Louis market with these additions.

  Relocation of the "Admiral"

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its then current location on the Mississippi River, to the Laclede's Landing District. The casino was closed at midnight December 3, 2000 to prepare for the move and reopened December 7, 2000. The new location provides for an improved operation with better ingress and egress, provides better parking and is less susceptible to flooding. The Company has experienced increased revenues as a result of this move, which in turn, results in increased rent and tax revenues for the City of St. Louis. The City funded the first $3.0 million in costs to relocate and improve the "Admiral." Of the $3.0 million City-funded relocation costs, $2.4 million was financed through bank debt.
The Company will pay for the remaining approximately $5.7 million costs associated with the relocation. It is anticipated that the City will repay the debt from gaming taxes it receives based upon gaming revenues of the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay it. As of May 31, 2001, the Company-guaranteed balance was approximately $2.0 million.

  The benefits of relocating the "Admiral" include:

  o Traffic ingress to and egress from the casino, at its former location, was difficult. Significant improvements in exit and entrance ramps to the Laclede's Landing area from the main highway and road improvements within the Laclede's Landing area have been completed. Four roads to and from the main highway provide improved ingress to and egress from the new location.

  o Parking in the former location was limited and not controlled by the Company. All parking facilities, including the valet parking areas, were operated by third parties. Guests had to either use the parking garages in the proximity of the casino and walk considerable distances or park on the levee. The new location provides the potential for significantly improved parking facilities with parking lots conveniently located, and the potential to expand and control the parking.

  o Flooding and high water on the Mississippi River has negatively impacted the financial results of the "Admiral" operations every year since it has opened. The impact first occurs as the river rises and reduces or totally eliminates parking on the levee, which formerly was the closest parking to the casino. Periodically the river level has reached levels that have made the construction of costly scaffolding necessary to keep access to the casino open. The new location is four feet higher and is much less susceptible to flooding. Historically, if the "Admiral" had been at its new location since it opened for gaming in 1994, it is unlikely that the casino would have been forced to close due to flooding.

  o Laclede's Landing is a historic area located north of the Gateway Arch on the Mississippi River and is an entertainment destination. The "Admiral" was formerly located south of the Laclede's Landing. The casino was not visible from the downtown area, major highways or the Laclede's Landing entertainment area due to a flood wall and other infrastructure. The relocated "Admiral" is centrally positioned in the entertainment district and readily visible to those coming to the Laclede's Landing area.

  o There has been significant commercial development in recent years in the Laclede's Landing area. The number of conventions and entertainment at the nearby convention center and TWA Dome continues to be a catalyst for business in the area. Management believes that the relocated "Admiral" will serve as a catalyst for further commercial and entertainment growth in the Laclede's Landing area.

  The results of the move, the slot upgrade and the change of the Missouri gaming regulation allowing credits to go directly to the meter have resulted in increased operating results. Beginning in January 2001, the first full month of operations after the move of the "Admiral," and through May 2001, gaming revenues have increased 15%, 11%, 25%, 21% and 29%, respectively, compared to the same month of the prior year. In addition, EBITDA before impairment of long-lived assets and gain/loss on disposal of property and equipment has increased a combined 68% compared to the same five-month period.

Results of Operations

Three-Month Period Ended May 31, 2001 Compared to the
Three-Month Period Ended May 31, 2000

    The results of operations for the three-month periods ended May 31, 2001 and 2000 include the gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the non-gaming operations in Biloxi (the Broadwater Property) and St. Louis (Gateway Riverboat Cruises). The three-month period ending May 31, 2000 also includes the results of gaming operations in Davenport, Iowa and to a much lesser significance the non-gaming operations in Davenport (the Blackhawk Hotel) through the date of sale. The assets of the Davenport operations were sold on October 10, 2000.

  The following table highlights the results of the Company's operations.

                                           Three Months Ended May 31,
                                               2001        2000
                                              ------      ------
                                                 (in millions)

          St. Louis Operations
            Operating revenues               $  20.1     $  16.4
            Operating income                     1.5         0.8

          Biloxi Operations
            Operating revenues               $  13.0     $  13.7
            Operating income                     0.9         1.7

          Davenport Operations
            Operating revenues               $    --     $  16.7
            Operating income                      --         2.1

          Corporate Leasing Operations
            Operating loss                   $  (0.1)    $  (1.0)

          Corporate Administrative
            and Development
            Operating loss                   $  (0.9)    $  (1.3)

  The following table highlights certain supplemental measures of the Company's financial performance.

                                          Three Months Ended May 31,
                                               2001        2000
                                              ------      ------
                                            (dollars in millions)

          St. Louis Operations
            EBITDA *                         $   3.0     $   1.9
            EBITDA margin                       14.9%       11.6%

          Biloxi Operations
            EBITDA *                         $   1.4     $   2.5
            EBITDA margin                       10.5%       18.2%

          Davenport Operations
            EBITDA *                         $    --     $   3.2
            EBITDA margin                         --        19.2%

          Corporate Leasing Operations
            EBITDA *                         $  (0.1)    $  (0.3)

          Corporate Administrative
            and Development
            EBITDA *                         $  (0.9)    $  (1.3)

    * "EBITDA" consists of earnings from operations before interest, income taxes, depreciation and amortization and gain (loss) on disposal of property and equipment. For the purposes of this presentation, EBITDA margin is calculated as EBITDA divided by operating revenue.

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

  Operating revenues. The Company generated consolidated operating revenues of $33.1 million for the three-month period ended May 31, 2001 compared to $46.8 million for the three-month period ended May 31, 2000. The St. Louis operations experienced an increase in revenue of $3.7 million and the Biloxi operations experienced a decrease in revenue of $0.7 million. Excluding the Davenport operations, revenues increased $3.0 million, or 10.0%.

  Gaming revenues in the Company's St. Louis operations increased $3.9 million for the three-month period ended May 31, 2001, compared to the comparable prior year period. The St. Louis operations have experienced an increase in market share of 11.8% from the same period in the prior year. Management believes this increase is primarily attributable to the relocation of the "Admiral," an improved slot product taking advantage of the August 2000 change in the Missouri gaming regulations improving the ease of playing multiple coin slot machines and increased staffing levels focusing on providing a heightened level of quality guest service. Gaming revenues at the Company's Biloxi operations decreased $0.4 million for the three-month period ended May 31, 2001 compared to the three-month period ended May 31, 2000. In Biloxi, changes in marketing campaigns of competitors have negatively impacted gaming revenues and market share.

  The Company's revenues from food and beverage, hotel, retail and other were $6.9 million for the three-month period ended May 31, 2001, compared to $9.0 million for the three-month period ended May 31, 2000. Davenport operations contributed $2.6 million for the three-month period ended May 31, 2000. Excluding the Davenport operations, revenues from food and beverage, hotel, retail and other increased $0.5 million, or 7.8%. The increase was primarily attributable to: (i) an increase of food and beverage, retail and other revenue of $0.3 million as a result of an increase in buffet prices and the increase in the number of guests in St. Louis and, and (ii) an increase in food and beverage revenue of $0.2 million in Biloxi as a result of an increase in food and beverage promotions.

  Promotional allowances were $5.4 million for the three-month period ended May 31, 2001, compared to $7.6 million for the three-month period ended May 31, 2000. Excluding the Davenport operations, promotional allowances increased $1.0 million, or 22.7%. Promotional allowances in St. Louis and Biloxi each increased approximately $0.5 million. In St. Louis, the increase is primarily the result of (i) an increase in the cash-back and couponing component of the Company's players' programs as a result of increased slot revenue and (ii) an increase in the amount of valet parking and resulting promotional comps at the new location. In Biloxi, promotional allowances increased primarily as a result of response to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $18.1 million for the three-month period ended May 31, 2001, compared to $24.4 million for the three-month period ended May 31, 2000. Excluding the Davenport operations, gaming costs increased $2.0 million, or 12.4%. The increase in gaming costs was primarily attributable to a $1.9 million increase in gaming and gaming cruise costs in St. Louis as a result of (i) a $1.0 million increase in gaming and admissions taxes which was attributable to increased gaming revenues, (ii) a $0.5 million increase in payroll and benefit costs, (iii) a $0.2 million increase in slot machine lease expense, and (iv) a $0.1 million increase due to slot machine conversion costs. Excluding the Davenport operations, as a percentage of gaming revenues, gaming and gaming cruise costs decreased to 57.1% in the three-month period ended May 31, 2001 from 57.3% during the three-month period ended May 31, 2000.

  The Company's consolidated food and beverage expenses were $2.6 million for the three-month period ended May 31, 2001, compared to $3.7 million for the three-month period ended May 31, 2000. Excluding the Davenport operations, food and beverage expenses were $2.4 million for the three-month period ending May 31, 2000. St. Louis and Biloxi operations each increased $0.1 million over the prior year.

  The Company's consolidated hotel, retail and other expenses were $1.2 million for the three-month period ended May 31, 2001, compared to $1.5 million for the three-month period ended May 31, 2000. Excluding the Davenport operations, hotel, retail and other expenses were $1.2 million for the three-month period ending May 31, 2000.

  The Company's consolidated selling, general and administrative expenses were $7.9 million for the three-month period ended May 31, 2001, compared to $11.3 million for the three-month period ended May 31, 2000. Excluding the Davenport operations, selling, general and administrative expenses were $7.7 million for the three-month period ending May 31, 2000. St. Louis selling, general and administrative expenses increased $0.5 million primarily as a result of (i) an increase of $0.2 million of payroll and payroll benefit expenses, (ii) a $0.1 million increase in variable dock rent as a result of increased gaming revenues, (iii) an increase in advertising expense of $0.1 million resulting from promotions relating to the new location of the "Admiral," and (iv) an increase of $0.1 million in parking expense resulting from an increase in number of patrons. Biloxi experienced an increase in selling, general and administrative expenses of $0.2 million, primarily due to an increase in legal fees associated with the bankruptcy petition of PBLLC. These increases were partially offset by decreases in corporate selling, general and administrative expenses of $0.5 million as a result of (i) a decrease of $0.4 million in corporate overhead and (ii) a decrease in corporate leasing selling, general and administrative expense of $0.2 million as a result of the installment sale agreement on the "Surfside Princess," executed on March 29, 2001.

  Depreciation and amortization expenses were $2.1 million for the three-month period ended May 31, 2001, compared to $3.6 million for the three-month period ended May 31, 2000, a decrease of $1.5 million. The Davenport operations and the leasing operations ceased depreciating assets as of June 30, 2000 and August 31, 2000, respectively, based on management's decision to sell the assets. Depreciation expense for the three-month period ended May 31, 2000 was $1.1 million and $0.8 million, respectively, for the Davenport and leasing operations. These decreases were partially offset by an increase of $0.4 million at the Company's St. Louis operations as a result of the asset additions related to the relocation of the "Admiral."

  Operating income. As a result of the foregoing items, the Company had operating income of $1.3 million for the three-month period ended May 31, 2001, compared to operating income of $2.3 million for the three-month period ended May 31, 2000.

  Interest expense, net. The Company incurred net interest expense of $3.5 million for the three-month period ended May 31, 2001, compared to $5.2 million during the three-month period ended May 31, 2000, a decrease of $1.7 million or 32.3%. The decrease is the result of (i) $1.2 million decrease resulting from the $25.0 million principal payment on the Senior Exchange Notes and the Secured Notes, (ii) $0.2 million reduction in interest related to the PBLLC note, resulting from a decrease in the falling variable interest rate, partially offset by interest accruing on the $7.0 million loan fee and the implementation of the default interest rate on the original loan, and
(iii) $0.2 million and $0.1 million decreases as a result of paying the principal balances on the "President Casino-Broadwater" note and TCG's line of credit, respectively, in October 2000.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for the three-month period ended May 31, 2001, compared to a $0.4 million expense for the three-month period ended May 31, 2000. The decrease is the result of selling the assets of the Company's 95% owned partnership in Davenport.

  Net loss. The Company incurred a net loss of $2.5 million for the three-month period ended May 31, 2001, compared to a net loss of $3.2 million for the three-month period ended May 31, 2000.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets.

  The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, during fiscal 2000, as a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness or otherwise dealing with its lenders, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Exchange Notes and Secured Notes. Accordingly, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, 2000 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the

Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  By suspending the interest payments on the Senior Exchange Notes and Secured Notes until such time as either a restructuring plan has been negotiated and implemented or the Company pursues a voluntary liquidation of assets approved by its lenders, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with any restructuring or voluntary liquidation plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness and that lenders will allow the Company to liquidate assets voluntarily or that its liquidity and capital resources will be sufficient to maintain its normal operations during the period.

   The Company requires approximately $5.5 million of cash to fund daily operations. As of February 28, 2001, the Company had $2.8 million of non-restricted cash in excess of the $5.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management believes that unless the debt holders take further action with respect to the Company's defaults, its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company had $4.0 million in restricted cash as of May 31, 2001. Of that amount, $2.5 million relates to the Broadwater Property. Revenues for the Broadwater Property are controlled pursuant to a cash collateral agreement. Such revenues include the operations of the hotels and golf course and $2.9 million annually of proceeds from rental of the Biloxi casino's mooring site. Pursuant to the terms of the agreement, expenditures are limited to the operating expenses and capital improvements. Additionally, TCG had $1.5 million of restricted cash which is pending the outcome of litigation.

  The Company had $0.8 million in restricted short-term investments as of May 31, 2001. This consists of certificates of deposit which guarantee certain performance obligations of the Company.

  The Company used $3.9 million of cash in operating activities during the three-month period ending May 31, 2001, compared to generating $3.5 million during the three-month period ending May 31, 2000. The March 15, 2001 payment of interest on the Senior Exchange Notes and Secured Notes contributed $5.4 million to the use of cash for the three-month period ending May 31, 2001. There was no comparable payment made during the three-month period ending May 31, 2000 due to the Company defaulting on the interest payment on March 15, 2000.

  Investing activities of the Company generated $4.2 million of cash during the three-month period ending May 31, 2001, compared to the $3.1 million used in investing activities during the three month period ending May 31, 2000. During the three-month period ending May 31, 2001, restricted short-term investments of $5.4 million matured. These investments were restricted for the aforementioned March interest payment. The Company expended $1.3 million on gaming equipment and capital improvements, of which approximately $0.6 million and $0.7 million was expended in St. Louis and Biloxi, respectively.

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

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a stipulated variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and non-refundable when the Indebtedness became due. Neither the Indebtedness nor the loan fee payments were made on the due date and both the Indebtedness and the loan fee are in default. Effective on the default date, penalty interest at an annual rate of 4.0% is due in addition to interest at the stipulated rate on the $30.0 million principal balance. Additionally, the PBLLC is accruing, but has not paid, interest on the unpaid loan fee at the stipulated rate since the date of default. PBLLC continued to make the monthly interest payments accruing on the $30.0 million principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. The bankruptcy is proceeding and the Company anticipates that the subsidiary will ultimately emerge from bankruptcy with restructured debt obligations. The

Company is unable to offer any assurance that this will occur or that the restructured debt, if it is restructured, will be paid in accordance with its revised terms.

  The 8.92% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

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

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. In November 2000, the Company paid (i) $12.8 million interest and (ii) $18.75 million and $6.25 million principal on the Senior Exchange Notes and Secured Notes, respectively. Total arrearage as of July 13, 2001, is $56.25 million of principal and $2.4 million of interest on the Senior Exchange Notes and $18.75 million of principal and $0.7 million of interest on the Secured Notes.

  Additionally, PBLLC did not pay the $30.0 million note and the associated $7.0 million loan fee due July 22, 2000, related to the Broadwater Property. PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. PBLLC continued to make the monthly interest payments related to the $30.0 million note through April 19, 2001, at which time the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. In order to be in compliance with accounting principles generally accepted in the United States of America, PBLLC continues to accrue interest under the terms of the Indebtedness. Management believes that actual interest and penalties that will be determined by the bankruptcy judge may be an amount less than that being accrued. Total accrued arrearage as of July 13, 2001, is $37.0 million of principal and $2.5 million of interest and fees.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The exhibits filed as part of this report are listed on Index to Exhibits accompanying this report.

        (b)  Reports on Form 8-K

             On April 20, 2001, the Company filed a Current Report on Form 8-K dated April 19, 2000, reporting under Item 5 that the Company had announced that its indirectly owned subsidiary, President Broadwater Hotel, LLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi.

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

                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: July 13, 2001                          /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.

    10.1 Employment agreement dated February 1, 1999, by and between the Company and Ralph J. Vaclavik.