Form 10-Q
period 2001-08-31
PRESIDENT CASINOS INC
filed 2001-10-12
CIK 888507

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

               For the quarterly period ended August 31, 2001

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,006 shares outstanding as of October 12, 2001.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 29, 2001...............................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three and Six Months Ended August 31, 2001
      and 2000............................................................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 2001 and 2000...................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....31

Part II.   Other Information

  Item 1.  Legal Proceedings.............................................32

  Item 2.  Changes in Securities.........................................32

  Item 3.  Defaults Upon Senior Securities...............................32

  Item 4.  Submission of Matters to a Vote of Security Holders...........33

  Item 5.  Other Information.............................................33

  Item 6.  Exhibits and Reports on Form 8-K..............................33


Signature................................................................34

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                           (in thousands, except per share data)

                                                                 Aug. 31,   Feb. 28,
                                                                   2001       2001
                                                                 --------   --------
         ASSETS
         Current assets:
          Cash and cash equivalents......................       $  9,663   $  8,559
          Restricted cash................................          3,525      4,404
          Restricted short-term investments..............            775      5,938
          Accounts receivable, net of allowance for
            doubtful accounts of $250 and $236...........          1,017      1,116
          Other current assets...........................          4,488      4,016
                                                                ---------  ---------
              Total current assets.......................         19,468     24,033
                                                                ---------  ---------
         Property and equipment, net of accumulated
          depreciation of $47,411 and $43,638............        108,473    111,242
         Other assets....................................            --         469
                                                                ---------  ---------
                                                                $127,941   $135,744
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities:
          Short-term debt................................       $    510   $  1,834
          Current maturities of long-term debt and
            capital lease obligation.....................        107,400    108,232
          Accrued loan fee...............................          7,000      7,000
          Accounts payable...............................          4,059      5,978
          Accrued payroll and benefits...................          4,536      5,377
          Other accrued expenses.........................         14,536     13,236
                                                                ---------  ---------
              Total current liabilities..................        138,041    141,657

        Long-term liabilities............................            --         --
                                                                ---------  ---------
              Total liabilities..........................        138,041    141,657
                                                                ---------  ---------
        Minority interest................................         14,469     13,874
        Commitments and contingencies....................            --         --
        Stockholders' deficit:
          Preferred Stock, $.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (126,600)  (121,818)
                                                                ---------  ---------
              Total stockholders' deficit................        (24,569)   (19,787)
                                                                ---------  ---------
                                                                $127,941   $135,744
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                                      1

                             PRESIDENT CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (in thousands, except per share data)


                                                   Three Months                Six Months
                                                 Ended August 31,           Ended August 31,
                                                 2001        2000           2001        2000
                                                ------      ------         ------      ------

OPERATING REVENUES:
  Gaming...................................    $ 31,643    $ 41,714       $ 63,265    $ 87,149
  Food and beverage........................       3,676       5,672          7,401      11,001
  Hotel....................................       1,526       2,246          2,990       4,153
  Retail and other.........................       1,351       1,875          3,035       3,658
  Less promotional allowances..............      (5,435)     (7,664)       (10,829)    (15,312)
                                               ---------   ---------      ---------   ---------
    Net operating revenues.................      32,761      43,843         65,862      90,649
                                               ---------   ---------      ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming and gaming cruise.................      18,148      22,990         36,205      47,397
  Food and beverage........................       2,456       3,719          5,007       7,431
  Hotel....................................         580         821          1,142       1,608
  Retail and other.........................         523         662          1,120       1,332
  Selling, general and administrative......       8,302      11,732         16,163      22,989
  Depreciation and amortization............       2,110       2,806          4,211       6,388
  Impairment of long-lived assets..........         --       11,400            --       11,400
  Development costs........................          34          96             73         164
                                               ---------   ---------      ---------   ---------
    Total operating costs and expenses.....      32,153      54,226         63,921      98,709
                                               ---------   ---------      ---------   ---------
OPERATING INCOME (LOSS)....................         608     (10,383)         1,941      (8,060)
                                               ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................         352         112            624         210
  Interest expense.........................      (3,726)     (5,088)        (7,539)    (10,373)
  Gain (loss) on disposal of property
    and equipment..........................         777         (17)           787         (12)
                                               ---------   ---------      ---------   ---------
    Total other expense....................      (2,597)     (4,993)        (6,128)    (10,175)
                                               ---------   ---------      ---------   ---------
LOSS BEFORE MINORITY INTEREST..............      (1,989)    (15,376)        (4,187)    (18,235)
Minority interest..........................         307         366            595         736
                                               ---------   ---------      ---------   ---------

NET LOSS...................................    $ (2,296)   $(15,742)      $ (4,782)   $(18,971)
                                               =========   =========      =========   =========


Basic and diluted net loss per share
     From continuing operations............    $  (0.46)   $  (3.13)      $  (0.95)   $  (3.77)
                                               =========   =========      =========   =========

Weighted average common and dilutive
 potential shares outstanding..............       5,033       5,033          5,033       5,033
                                               =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Six Months Ended August 31,
                                                         2001        2000
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $ (2,504)   $  6,513
                                                      ---------   ---------

Cash flows from investing activities:
  Expenditures for property and equipment.........      (2,795)     (5,532)
  Maturity of short-term investments..............       5,438         --
  Purchase of short-term investments..............        (275)        --
  Change in restricted cash.......................         879        (114)
  Payment of minority interest....................         --         (100)
  Proceeds from sales of property and equipment...       1,696           2
  Proceeds from installment sale..................         624         --
  Other...........................................         --          (14)
                                                      ---------   ---------
      Net cash provided by (used in)
        investing activities......................       5,567      (5,758)
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................      (1,958)     (2,948)
  Payments on capital lease obligation............          (1)         (2)
                                                      ---------   ---------
      Net cash used in financing activities.......      (1,959)     (2,950)
                                                      ---------   ---------
Net increase (decrease) in cash
      and cash equivalents........................       1,104      (2,195)
Cash and cash equivalents at beginning of period..       8,559      12,408
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $  9,663    $ 10,213
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $  6,267    $  2,109
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $      2    $  1,338
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  Basis of Presentation

  The consolidated financial statements set forth herein include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which the Company has a Class A ownership interest and in which an entity wholly-owned by the Chairman of the Board of the Company owns a Class B Unit and has preferred rights to certain cash flows (collectively, the "Company"). All material intercompany balances and transactions have been eliminated.

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. The President Broadwater Hotel, LLC, a limited liability company ("PBLLC") in which the Company has a Class A ownership interest, owns approximately 260 acres in Biloxi, Mississippi, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater," two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). Prior to July 2001, the Company also operated two non-gaming dinner cruise, excursion and sightseeing vessels in St. Louis near the base of the Arch. The assets of the non-gaming cruise operations were sold on July 17, 2001. See "Note 2. Property and Equipment."

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

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations and sustain its operations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 that were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the Senior Exchange Notes and the Secured Notes were issued, an Event of Default occurred on April 15, 2000,
and is continuing as of the date hereof.   Additionally, the Company was
unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

  On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provided for a proposed restructuring of the Company's debt obligations under the Notes and the application of certain of the proceeds received by the Company from the sale of the Company's Davenport, Iowa assets. Approximately $43,000 of the proceeds from the sale were deposited with a trustee. Of this amount, $12,750 was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Senior Exchange Notes and the Secured Notes; $25,000 was used to partially redeem the Senior Exchange Notes and the Secured Notes; and $5,250 was used to pay interest due March 15, 2001 on the Senior Exchange Notes and the Secured Notes. See "Note 8. Subsequent Events."

  The proposed restructuring contemplated that the Company would meet certain interest coverage ratios as a condition to the extension of the further maturity of the Notes. To date, the Company's results of operations have not been sufficient to meet all of the anticipated criteria and the proposed restructuring has not been implemented. To date, the Noteholders have not insisted upon the implementation of the proposed restructuring. The Company has informed the Noteholders that the Company intends to continue with the sale of certain properties and the pursuit of refinancing opportunities as primary sources of retiring debt obligations. In July 2001, the Company completed the sale its non-gaming cruise operations in St. Louis, Missouri for $1,650. The Company is continuing its efforts to identify other assets available for sale. The Company is unable to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and the Secured Notes will result in any further action by the Noteholders.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, is in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the bankruptcy court which allows PBLLC to use its cash collateral. The bankruptcy is proceeding and the Company anticipates that the subsidiary will ultimately emerge from bankruptcy with restructured debt obligations. The Company is unable to offer any assurance that this will occur or that the restructured debt, if it is restructured, will be paid in accordance with its revised terms.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also in default under its $2,400 M/V "President Casino-Mississippi" note. This debt is currently due and classified in current liabilities. See "Note 3. Short-Term Debt and Current Portion of Long-Term Debt."

  Management believes that unless the holders of the Company's various debt obligations take further action with respect to the Company's defaults, the Company's liquidity and capital resources will be sufficient to maintain its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. However, costs previously incurred and which will be incurred in the future in connection with restructuring the

Company's debt obligations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

  As of August 31, 2001, the Company had $9,663 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,000 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operating properties, but will not meet all its debt obligations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  Management is pursuing various strategic financing alternatives in order to fund its obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including refinancing its debts, selling or chartering its assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

  Certain amounts for fiscal 2001 have been reclassified, including those amounts required to be restated by Emerging Issues Task Force Consensuses 00-22 and 00-25, to conform with fiscal 2002 financial statement presentation. These consensuses require that the cost of the cash-back component of the Company's players' programs be treated as a reduction of revenue and further require that coupons which are redeemed for tokens be similarly classified as a reduction of revenue.

2.  Property and Equipment

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess." Under the terms of the agreement, the Company would receive an aggregate of $9,000 principal installment payments over a period of thirty months commencing on March 29, 2001, which included a final principal balloon payment of $4,388 due October 2003. The note bore an annual interest rate of 10.5%. On October 3, 2001, the installment sale agreement was terminated. See "Note 8. Subsequent Events."

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provide dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The transaction was consummated on July 17, 2001. The Company recognized a gain of $778 on the sale of these assets.

3.  Short-Term Debt and Current Portion of Long-Term Debt

  Short-term is summarized as follows:

                                                              Aug. 31,       Feb. 28,
                                                                2001           2001
                                                               ------         ------
          Construction notes payable......................   $    500        $  1,817
          Equipment note payable..........................         10              17
                                                             ---------       ---------
               Short-term debt............................   $    510        $  1,834
                                                             =========       =========

  Construction Notes Payable

  In conjunction with the relocation of the "Admiral" (see "Note 7.
Relocation of the 'Admiral'"), the Company negotiated extended payment terms with two vendors providing certain services related to the new site development. Under the terms of one agreement, the Company made monthly payments against progress billings and the outstanding principal balance bore an annual interest rate of 11.0%. The principal was paid in full in August 2001. Under the terms of the second agreement, the Company made monthly payments against progress billings and the outstanding principal balance bore an annual interest rate of 10.5%. The Company has a $500 deposit held in escrow to be applied against the final $500 payment. Release of the escrow to the vendor is currently pending the completion of certain procedural matters by various third parties. As of August 2001, the Company no longer incurs interest on the outstanding balance.

  Long-term notes payable, all of which are classified as current liabilites, are summarized as follows:

                                                              Aug. 31,        Feb.28,
                                                                2001           2001
                                                               ------         ------
          Senior Exchange Notes, 13%, net of discount
            of $0 and $123................................   $ 56,250        $ 56,127
          Secured Notes, 12%, net of a deferred gain
            on modification of terms of $0 and $322.......     18,750          19,072
          Broadwater Hotel note payable, variable
            interest rate, 12.75% and 14.0%...............     30,000          30,000
          M/V "President Casino-Mississippi" note payable,
           variable interest rate, 8.92% and 10.0%........      2,400           2,600
          Equipment note payable, 11.0%...................        --              432
                                                             ---------       ---------
             Total notes payable..........................   $107,400        $108,231
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

  On November 22, 2000, the Company and its principal subsidiaries executed an agreement with a majority of the holders of its Senior Exchange Notes and Secured Notes for a proposed restructuring of the Company's debt obligations and the application of certain of the proceeds received from the sale of the Company's Davenport, Iowa assets. See "Note 1. Basis of Presentation" and "Note 8. Subsequent Events" regarding default of the Senior Exchange Notes and Secured Notes.

  Broadwater Hotel Note

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30,000 from a third party (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are non-recourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a stipulated variable rate per annum equal to the greater of
(i) 8.75% or (ii) 4.0% plus the LIBOR 30-day rate.

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

  M/V "President Casino-Mississippi" Note

  The 8.92% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constitutes a default under this note. The Company has continued to make the quarterly principal and interest payments on this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  Equipment Note Payable

  The Company purchased slot machines in March 2000 and financed a portion of the purchase with an $850 note. The terms of the agreement were for monthly combined principal and interest payments of $74 through August 2001.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

4.  Minority Interests

  The Company recognizes net income (loss) in TCG, in which the Company has a 95% ownership interest, and PBLLC, in which the Company has 100% interest in the Class A Unit which controls PBLLC. In addition, the Company accrues minority interest at 5% of net income for TCG and recognizes a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of August 31 and February 28, 2001, the minority interest on the balance sheet is comprised of $14,408 and $13,812, respectively, related to its obligation to redeem the Class B Unit for $10.0 million, plus any priority return accrued but not paid. See "Note 5. Commitments and Contingent Liabilities--Biloxi."

5.  Commitments And Contingent Liabilities

  --Litigation

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

  --Biloxi

  On April 19, 2001, PBLLC filed a Voluntary Petition for Reorganization under Chapter 11 of the Bankruptcy Code (Title 11, U.S. Code) in the United States Bankruptcy Court for the Southern District of Mississippi, in Biloxi, Mississippi. In accordance with provisions of the Bankruptcy Code, PBLLC has continued in possession and use of its assets and has continued without interruption in the operation of its pre-petition business activities. PBLLC and its primary lender, Lehman Brothers Holdings, Inc., entered into a Cash Collateral Stipulation and Agreement which has been approved by final order of Bankruptcy Court, thereby authorizing PBLLC's use of cash collateral in accordance with the Agreement. The Chapter 11 case is still in its early stages, and the terms of a Plan of Reorganization, which has not yet been filed, are being negotiated with creditors.

  The condensed balance sheets and statements of operations of PBLLC are as follows:

                                                                     Aug. 31,   Feb. 28,
                                                                       2001       2001
                                                                     --------   --------

           Restricted cash and cash equivalents....................  $  2,025   $  2,581
           Other current assets....................................       945        537
           Property and equipment, net.............................    42,121     42,181
                                                                     ---------  ---------
              Total assets.........................................  $ 45,091   $ 45,299
                                                                     =========  =========

           Accounts payable and accrued expenses...................  $  4,850   $  3,125
           Debt....................................................    30,000     30,001
           Loan fee................................................     7,000      7,000
           Due to related parties..................................        47        498
                                                                     ---------  ---------
              Total liabilities....................................    41,897     40,624
                                                                     ---------  ---------
           Redeemable Class B capital..............................    14,408     13,812
           Class A capital.........................................   (11,214)    (9,137)
                                                                     ---------  ---------
              Total liabilities and capital........................  $ 45,091   $ 45,299
                                                                     =========  =========



                                                                   Six Months Ended Aug. 31,
                                                                       2001         2000
                                                                      ------       ------
         OPERATING REVENUES:
           Rooms..................................................    $  2,990   $  2,994
           Related party lease....................................       1,495      1,485
           Retail and other.......................................       1,278      1,430
                                                                      ---------  ---------
             Total operating revenues.............................       5,763      5,909
                                                                      ---------  ---------
         OPERATING COSTS AND EXPENSES:
           Rooms..................................................       1,142      1,202
           Retail and other.......................................         930      1,008
           Selling, general and administrative....................       2,514      2,032
           Depreciation and amortization..........................         405        402
                                                                      ---------  ---------
             Total operating costs and expenses...................       4,991      4,644
                                                                      ---------  ---------
           OPERATING INCOME.......................................         772      1,265
                                                                      ---------  ---------
         OTHER INCOME (EXPENSE):
           Interest income........................................          47         55
           Interest expense.......................................      (2,301)    (2,653)
                                                                      ---------  ---------
             Total other expense, net.............................      (2,254)    (2,598)
                                                                      ---------  ---------
           NET LOSS...............................................    $ (1,482)  $ (1,333)
                                                                      =========  =========

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

  The Company's reportable segments are based on its three geographic gaming operations and its leasing operation. The Biloxi Properties consists of the Biloxi casino and the Broadwater Property and the St. Louis Properties consists of the St. Louis casino and Gateway Riverboat Cruises ("Gateway"). On July 17, 2001, the assets of Gateway were sold and operations ceased. The Davenport Properties consisted of the Davenport casino and the Blackhawk Hotel, the assets of which were sold, and operations ceased, on October 10, 2000.

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets.

                                                    Three Months              Six Months
                                                  Ended August 31,          Ended August 31,
                                                   2001      2000            2001      2000
                                                  ------    ------          ------    ------

   OPERATING REVENUES:
    St. Louis Properties...................      $ 19,588  $ 14,912        $ 39,683  $ 31,349
    Biloxi Properties......................        13,173    12,962          26,179    26,645
    Davenport Properties...................           --     15,969             --     32,655
                                                 --------- ---------       --------- ---------
      Net operating revenues...............      $ 32,761  $ 43,843        $ 65,862  $ 90,649
                                                 ========= =========       ========= =========

                                                    Three Months              Six Months
                                                   Ended August 31,         Ended August 31,
                                                   2001       2000          2001       2000
                                                  ------     ------        ------     ------

    EBITDA (before corporate, development
      and impairment expenses and gain/loss
      on sale of property and equipment):
    St. Louis Properties...................      $  2,540   $    827      $  5,494   $  2,701
    Biloxi Properties......................         1,287      1,640         2,802      4,140
    Davenport Properties...................           (54)     2,825           (54)     6,002
                                                 ---------  ---------     ---------  ---------
     Gaming and ancillary operations.......         3,773      5,292         8,242     12,843
    Leasing Operation......................           (91)      (267)         (196)      (600)
                                                 ---------  ---------     ---------  ---------
      Operations EBITDA....................         3,682      5,025         8,046     12,243

    OTHER COSTS AND EXPENSES:
    Corporate expense......................           930      1,106         1,821      2,351
    Development expense....................            34         96            73        164
    Depreciation and amortization..........         2,110      2,806         4,211      6,388
    Impairment of long-lived assets........           --      11,400           --      11,400
                                                 ---------  ---------     ---------  ---------
      Total other costs and expenses.......         3,074     15,408         6,105     20,303
                                                 ---------  ---------     ---------  ---------
    OPERATING INCOME (LOSS)................           608    (10,383)        1,941     (8,060)
                                                 ---------  ---------     ---------  ---------
    OTHER INCOME (EXPENSE):
    Interest expense, net..................        (3,374)    (4,976)       (6,915)   (10,163)
    Gain/(loss) on sale of assets..........           777        (17)          787        (12)
                                                 ---------  ---------     ---------  ---------
      Total other expense..................        (2,597)    (4,993)       (6,128)   (10,175)
                                                 ---------  ---------     ---------  ---------
    LOSS BEFORE MINORITY INTEREST..........        (1,989)   (15,376)       (4,187)   (18,235)
    Minority interest......................           307        366           595        736
                                                 ---------  ---------     ---------  ---------

    NET LOSS...............................      $ (2,296)  $(15,742)     $ (4,782)  $(18,971)
                                                 =========  =========     =========  =========

                                                        Aug. 31,    Feb. 28,
                                                          2001        2001
                                                         ------      ------

            Property and Equipment:
              St. Louis Properties..................   $ 40,476    $ 43,014
              Biloxi Properties.....................     53,465      53,259
                                                       ---------   ---------
                Gaming and ancillary operations.....     93,941      96,273
              Leasing Operations....................     11,067      11,514
                                                       ---------   ---------
                Operations Assets...................    105,008     107,787
              Corporate Assets......................         31          34
              Development Assets....................      3,434       3,421
                                                       ---------   ---------
                Net Property and Equipment..........   $108,473    $111,242
                                                       =========   =========


                                                      Six Months Ended Aug. 31,
                                                          2001        2000
                                                         ------      ------

            Additions to Property and Equipment:
              St. Louis Properties..................   $  1,232    $  5,170
              Biloxi Properties.....................      1,546         532
              Davenport Properties..................        --          636
                                                       ---------   ---------
                 Gaming and ancillary operations....      2,778       6,338
              Leasing Operations....................        --           -
                                                       ---------   ---------
                Operations Assets...................      2,778       6,338
              Corporate Assets......................          5           2
              Development Assets....................         14         530
                                                       ---------   ---------
                                                        $ 2,797    $  6,870
                                                       =========   =========

  Included in additions to property and equipment is $2 and $1,338 of assets acquired in exchange for debt, respectively.

7. Relocation of the "Admiral"

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. The casino was closed at midnight
December 3, 2000 to prepare for the move and reopened on December 7, 2000.
The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8,744. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which amount was financed through bank debt. The Company paid for the remaining costs. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of August 31, 2001, the Company-guaranteed balance of such debt was $1,475.

8.  Subsequent Events

  --Default on Senior Notes and Secured Notes

  The Company was unable to make the principal and interest payments due September 15, 2001 on outstanding debt under the Senior Notes and Secured Notes. The outstanding principal consists of $56,250 of 13% Senior Notes due September 15, 2001 and $18,750 of 12% Secured Notes due September 15, 2001. The interest due and unpaid on September 15, 2001 was $3,656 and $1,125 on the Senior Notes and Secured Notes, respectively.

  The Company is in negotiations with representatives of the holders of its debt with respect to the ultimate repayment of the obligations. Management believes that the value of its properties and assets exceeds the amount of its debt. However, there are no assurances that the Company will be successful in this effort as the outcome depends upon the cooperation and the willingness of the creditors to work with the Company.

  --Installment Sale Receivable

  On October 3, 2001, the Company terminated the installment sale agreement and repossessed the M/V "Surfside Princess" (formerly the "New Yorker"), due to the inability of the purchasing party to meet the terms of the agreement.

  As of August 31, 2001, the outstanding installment sale receivable was $8,525, including $74 of interest. Of this amount, $48 of principal and $74 of interest was collected in September. As of August 31, 2001, the Company recorded the repossessed vessel at an amount equal to the receivable, net of related accruals of $250, on October 3, 2001, of $8,153. The vessel has been included in property and equipment classified as "assets held for sale."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report.

  The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations and sustain its operations. During fiscal 2000, as a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $75.0 million 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25.0 million 12% Secured Notes (the "Secured Notes"). Accordingly, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the Senior Exchange Notes and the Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

  On October 10, 2000, the Company sold the assets of its Davenport operations for aggregate consideration of $58.2 million in cash. On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provides for a proposed restructuring of the Company's debt obligations under the Notes and the application of certain of the proceeds received by the Company from the sale of the assets of the Davenport, Iowa operations. Approximately $43.0 million of the proceeds from the sale were deposited with a trustee. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Senior Exchange Notes and the Secured Notes; $25.0 million was used to partially redeem the Senior Exchange Notes and the Secured Notes; and $5.2 million was used to pay interest due March 15, 2001 on the Senior Exchange Notes and the Secured Notes. In addition, the Company made combined principal and interest payments of $1.9 million and $2.0 million to pay off TCG's line of credit and the indebtedness on the Company's Biloxi casino vessel, respectively.

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 on its Senior and Secured Notes. As of September 15, 2001, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively. The interest due and unpaid on September 15, 2001 was $3.7 million and $1.1 million on the Senior Notes and Secured Notes, respectively.

  The proposed restructuring contemplated that the Company would meet certain interest coverage ratios as a condition to the extension of the further maturity of the Notes. To date, the Company's results of operations have not been sufficient to meet all of the anticipated criteria and the proposed restructuring has not been implemented. To date, the Noteholders have not insisted upon the implementation of the proposed restructuring. The Company has informed the Noteholders that the Company intends to continue with the sale of certain properties and the pursuit of refinancing opportunities as primary sources of retiring debt obligations. In July 2001, the Company completed the sale of its non-gaming cruise operations in St. Louis, Missouri for $1.7 million. The Company is continuing its efforts to identify other assets for sale. The Company is unable to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and Secured Notes will result in any further action by the Noteholders.

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess" (formerly, the "New Yorker"). On October 3, 2001, the Company terminated the agreement and repossessed the vessel as a result of the purchasing party's inability to comply with the terms of the agreement. Management intends to continue to seek aggressively another buyer or find other uses for the vessel.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, is in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the bankruptcy court which allows PBLLC to use its cash collateral. PBLLC intends to propose a plan of reorganization which will permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under its $2.4 million M/V "President Casino-Mississippi" note. See Liquidity and Capital Resources.

  Management believes that unless the holders of the Company's various debt obligations take further action with respect to the Company's defaults, the Company's liquidity and capital resources will be sufficient to maintain its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. However, costs previously incurred and which will be incurred in the future in connection with restructuring the Company's debt obligations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

  Management is pursuing various strategic financing alternatives in order to fund its obligations and the Company's continuing operations. The Company is working with recognized financial advisors in the gaming industry to pursue these alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including refinancing its debts, selling or chartering its assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which were within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the proposed locations. The Commission's decision was being challenged by one of the applicants whose proposal was not selected and other entities. In September 2001, the applicant selected by the Gaming Commission announced it would not proceed with the development of the project. Management believes that the opening of one or more additional casinos in the St. Louis market would have a negative impact on the revenues and the results of operations of the Company.

  --Regulatory Matters

  Missouri regulations limit the loss per cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. Companies that operate adjacent casinos are able to offer guests who reach the two-hour loss limit the ability to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players. Additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operations.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods, hurricanes and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. In St. Louis, high river levels cause reduced parking and a general public perception of diminished access to the casino resulting in decreased revenues. Management believes the relocation of the "Admiral" has substantially diminished the effects of high water on operations.

  --Potential Growth Opportunities

  Biloxi, Mississippi

  In July 1997, the Company, through a newly created subsidiary, President Broadwater Hotel, LLC ("PBLLC"), purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi. The property comprises approximately 260 acres and includes two hotels, a 111-slip covered marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement. The Company invested $5.0 million in PBLLC.

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are non-recourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth as of August 31, 2001 was $4.4 million and is included on the balance sheet in minority interest. Cash payments relating to this membership interest have totaled $0.2 million since its inception.

  PBLLC was obligated to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which became fully earned and nonrefundable when the Indebtedness was due. See Liquidity and Capital Resources for a discussion of the repayment of this obligation.

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

  In March 1999, to facilitate its proposed master plan development, the Company entered into contracts with the State of Mississippi and the owners of Deer Island for an option to purchase the property for $15.0 million and convey title to the island to the State of Mississippi. Deer Island encompasses approximately 500 acres and is located off the coast of Biloxi.
It is primarily wilderness which the state would preserve for use by the people of Mississippi. The purchase and conveyance of the title were contingent on the occurrence of various events, including the issuance to the Company of all required federal, state and local permits and the issuance by the State of Mississippi of the tidelands and fast lands leases and casino licenses necessary for development of Destination Broadwater. The Company is examining alternative environmental mitigation plans and has not currently renewed its Deer Island purchase option.

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

  St. Louis, Missouri

  Slot Machine Upgrade and Loss Limit Card Tracking System

  During the summer of 1998, all Missouri casinos in the St. Louis market, except the "Admiral," migrated from a manual/paper system of regulating the Missouri $500 loss limit to an electronic system. This paperless loss tracking system is more accommodating to guests and allows for the use of bill validators on slot machines, a convenience that the "manual/paper" system does not accommodate.

  The slot machines offered by the "Admiral" until the end of August 2000 lacked bill validators. As a result, the Company could not previously provide guests the convenience of bill validators nor adapt to the paperless loss tracking system, putting the "Admiral" at a significant competitive disadvantage with the other casinos in the market.

  Effective August 28, 2000, Missouri began to allow credits generated through use of the bill validators to go directly to the slot "credit meter" for use by the guests. Previously in Missouri, a guest using a bill validator received tokens in the tray and fed these tokens into the machine. The regulatory change provided a significant added convenience to slot players.

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

  Relocation of the "Admiral"

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River, to the Laclede's Landing District. The casino was closed at midnight December 3, 2000 to prepare for the move and reopened December 7, 2000. The Company has experienced increased revenues as a result of this move, which in turn, has resulted in increased rent and tax revenues for the City of St. Louis. The City funded the first $3.0 million in costs to relocate and improve the "Admiral." Of the $3.0 million City-funded relocation costs, $2.4 million was financed through bank debt. The Company paid for the remaining $5.7 million costs associated with the relocation. It is anticipated that the City will repay the debt from gaming taxes it receives based upon gaming revenues of the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay it. As of August 31,

2001, the Company-guaranteed balance of such debt was approximately $1.5 million.

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

  o Laclede's Landing is a historic area located north of the Gateway Arch on the Mississippi River and is an entertainment destination. The "Admiral" was formerly located south of Laclede's Landing. The casino was not visible from the downtown area, major highways or the Laclede's Landing entertainment area due to a flood wall and other infrastructure. The relocated "Admiral" is centrally positioned in the entertainment district and readily visible to those coming to the Laclede's Landing area.

  o There has been significant commercial development in recent years in the Laclede's Landing area. Conventions and entertainment at the nearby convention center and TWA Dome continues to be a catalyst for business in the area. Management believes that the relocated "Admiral" will serve as a catalyst for further commercial and entertainment growth in the vicinity of Laclede's Landing.

  The results of the move, the slot upgrade and the change in the Missouri gaming regulation allowing credits to go directly to the meter have resulted in increased operating results. During the first two full quarters of operations after the relocation of the "Admiral," gaming revenues have increased 32.6% compared to the same periods of the prior year. In addition, EBITDA before impairment of long-lived assets and gain/loss on disposal of property and equipment has increased a combined 137.8% compared to the same periods in the prior year.

Results of Operations

  The results of operations for the three-month and six-month periods ended August 31, 2001 and 2000 include the gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the non-gaming operations in St. Louis (Gateway Riverboat Cruises) through the date of sale. The three-month and six-month periods ending August 31, 2000 also include the results of gaming operations in Davenport, Iowa and to a much lesser significance the non-gaming operations in Davenport (the Blackhawk Hotel) and St. Louis (Gateway Riverboat Cruises). The assets of the Davenport operations were sold on October 10, 2000 and the assets of Gateway Riverboat Cruises ("Gateway") were sold July 17, 2001.

  The following table highlights the results of the Company's operations.

                                    Three Months            Six Months
                                   Ended August 31,       Ended August 31,
                                    2001      2000         2001      2000
                                   ------    ------       ------    ------
                                                 (in millions)

St. Louis, Missouri Operations
  Operating revenues               $ 19.6    $ 14.9       $ 39.7    $ 31.3
  Operating income (loss)             1.1      (0.3)         2.6       0.5

Biloxi, Mississippi Operations
  Operating revenues               $ 13.2    $ 13.0       $ 26.2    $ 26.6
  Operating income                    0.6       1.0          1.5       2.7

Davenport, Iowa Operations
  Operating revenues               $  --     $ 16.0       $  --     $ 32.7
  Operating income (loss)            (0.1)      2.5         (0.1)      4.5

Corporate Leasing Operations
  Operating revenues               $   -     $  --        $  --     $  --
  Operating loss                     (0.1)    (12.3)        (0.2)    (13.3)

Corporate Administrative and
  Development operating loss       $ (0.9)   $ (1.2)      $ (1.8)   $ (2.5)

  The following table highlights cash flows of the Company's operations.

                                             Six Months
                                           Ended August 31,
                                           2001      2000
                                          ------    ------
                                            (in millions)

Cash flows provided by (used in)
  operating activities                   $(2,504)   $ 6,513
Cash flows provided by (used in)
  investing activities                     5,567     (5,758)
Cash flows used in
  financing activities                    (1,959)    (2,950)
Cash paid for interest                     6,267      2,109

  The following table highlights certain supplemental measures of the Company's financial performance.

                                    Three Months            Six Months
                                   Ended August 31,       Ended August 31,
                                    2001     2000          2001     2000
                                   ------   ------        ------   ------
                                            (dollars in millions)
St. Louis, Missouri Operations
  EBITDA *                        $  2.5    $  0.8       $  5.5    $  2.7
  EBITDA margin                     12.8%      5.4%        13.9%      8.6%

Biloxi, Mississippi Operations
  EBITDA *                        $  1.3    $  1.6       $  2.8    $  4.1
  EBITDA margin                      9.8%     12.3%        10.7%     15.4%

Davenport, Iowa Operations
  EBITDA *                        $ (0.1)   $  2.8       $ (0.1)   $  6.0
  EBITDA margin                      N/A      17.5%         N/A      18.3%

Corporate Leasing Operations
  EBITDA *                        $ (0.1)   $(11.7)      $ (0.2)   $(12.0)

Corporate Administrative and
  Development EBITDA *            $ (0.9)   $ (1.2)      $ (1.8)   $ (2.5)

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

Three-Month Period Ended August 31, 2001 Compared to the
Three-Month Period Ended August 31, 2000

  Operating revenues. The Company generated consolidated operating revenues of $32.8 million for the three-month period ended August 31, 2001 compared to $43.8 million for the three-month period ended August 31, 2000. The St. Louis casino operations experienced an increase in revenue of $5.3 million and the Biloxi combined operations experienced an increase in revenue of $0.2 million. Excluding the Davenport and Gateway operations, revenues increased $5.5 million, or 20.3%.

  Gaming revenues in the Company's St. Louis operations increased $5.6 million, or 41.0%, for the three-month period ended August 31, 2001, compared to the same period of the prior year. The St. Louis operations have experienced an increase in market share to approximately 9.83% from approximately 7.85% for the same three-month period of the prior year. Management believes this increase is primarily attributable to the relocation of the "Admiral" and an improved slot product which takes advantage of the August 2000 change in the Missouri gaming regulations, improving the ease of playing multiple coin slot machines. Additionally, the St. Louis casino operations increased staffing levels, focusing on providing a heightened level of quality guest service. Gaming revenues at the Company's Biloxi operations increased $0.4 million, or $3.6%, for the three-month period ended August 31, 2001 compared to the three-month period ended August 31, 2000.

  The Company's revenues from food and beverage, hotel, retail and other were $6.6 million for the three-month period ended August 31, 2001, compared to $9.8 million for the three-month period ended August 31, 2000. Davenport operations contributed $2.9 million for the three-month period ended August 31, 2000. Excluding the Davenport and Gateway operations, revenues from food and beverage, hotel, retail and other increased $0.3 million, or 4.8%. The increase was primarily attributable to an increase of food and beverage, retail and other revenue of approximately $0.3 million as a result of an increase in buffet prices and the increase in the number of guests in St. Louis.

  Promotional allowances were $5.4 million for the three-month period ended August 31, 2001, compared to $7.7 million for the three-month period ended August 31, 2000. Excluding the Davenport and Gateway operations, promotional allowances increased $0.8 million, or 17.8%. Promotional allowances in St. Louis and Biloxi increased approximately $0.6 million and $0.2 million, respectively. In St. Louis, the increase is primarily the result of (i) an increase in the cash-back and coupon components of the Company's players' programs as a result of increased slot revenue and (ii) an increase in the amount of valet parking and resulting promotional allowances at the new location. In Biloxi, promotional allowances increased primarily as a result of response to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $18.1 million for the three-month period ended August 31, 2001, compared to $23.0 million for the three-month period ended August 31, 2000. Excluding the Davenport operations, gaming costs increased $2.8 million, or 18.3%. The increase in gaming costs was primarily attributable to a $2.5 million increase in gaming costs in St. Louis as a result of (i) a $1.5 million increase in gaming and admissions taxes which was attributable to increased gaming revenues, (ii) a $0.7 million increase in payroll and benefit costs, and (iii) $0.3 million in other costs associated with increased revenues. Excluding the Davenport operations, as a percentage of gaming revenues, gaming and gaming cruise costs decreased to 57.3% during the three-month period ended August 31, 2001 from 59.8% during the three-month period ended August 31, 2000.

  The Company's consolidated food and beverage expenses were $2.5 million for the three-month period ended August 31, 2001, compared to $3.7 million for the three-month period ended August 31, 2000. Excluding the Davenport and Gateway operations, food and beverage expenses were $2.3 million for the three-month period ended August 31, 2001, compared to $2.2 million for the three-month period ending August 31, 2000.

  The Company's consolidated hotel, retail and other expenses were $2.3 million for the three-month period ended August 31, 2001, compared to $2.9 million for the three-month period ended August 31, 2000. Excluding the Davenport and Gateway operations, hotel, retail and other expenses were $1.0 million for both three-month periods ended August 31, 2001 and 2000.

  The Company's consolidated selling, general and administrative expenses were $8.3 million for the three-month period ended August 31, 2001, compared to $11.7 million for the three-month period ended August 31, 2000. Excluding the Davenport and Gateway operations, selling, general and administrative expenses were $8.2 million for the three-month period ended August 31, 2001, compared to $7.7 million for the three-month period ending August 31, 2000, an increase of $0.5 million or 6.5%. St. Louis casino operations selling, general and administrative expenses increased $0.5 million primarily as a result of (i) an increase in advertising expense of $0.2 million resulting from promotions relating to the new location of the "Admiral," an increase of $0.1 million of payroll and payroll benefit expenses, and (iii) a $0.2 million increase of other expenses related to increased revenues. Biloxi experienced an increase in selling, general and administrative expenses of $0.2 million, primarily due to an increase in legal fees associated with the bankruptcy petition of PBLLC. These increases were partially offset by a decrease of $0.2 million in corporate overhead and a decrease in leasing operations selling, general and administrative expense of $0.2 million as a result of the installment sale agreement on the "Surfside Princess," executed on March 29, 2001.

  Depreciation and amortization expenses were $2.1 million for the three-month period ended August 31, 2001, compared to $2.8 million for the three-month period ended August 31, 2000, a decrease of $0.7 million or 25%. The Davenport operations and the leasing operations ceased depreciating assets as of June 30, 2000 and August 31, 2000, respectively, based on management's decision to sell the assets. The Davenport and leasing operations contributed combined depreciation expense of $1.0 million for the three-month period ended August 31, 2000. These decreases were partially offset by an increase of $0.3 million at the Company's St. Louis operations as a result of asset additions related to the relocation of the "Admiral."

  During the three-month period ended August 31, 2000, the Company incurred $11.4 million expense for impairment of long-lived assets, and incurred no comparable expense during the three-month period ended August 31, 2001. During August 2000, management evaluated the net realizable value of its assets based on their intended future use, market conditions and offers made to purchase such assets. As a result, the Company recorded an impairment of long-lived assets of $11.4 million on two casino vessels not in use by the Company's operations and accounted for in the Company's leasing segment.

  Operating income. As a result of the foregoing items, the Company had operating income of $0.6 million for the three-month period ended August 31, 2001, compared to an operating loss of $10.4 million for the three-month period ended August 31, 2000.

  Gain (loss) on disposal of property and equipment. The Company had a gain on disposal of assets of $0.8 million for the three-month period ended August 31, 2001, primarily as a result of the sale of the Gateway assets, with no comparable sale during the three-month period ended August 31, 2000.

  Interest expense, net. The Company incurred net interest expense of $3.4 million for the three-month period ended August 31, 2001, compared to $5.0 million during the three-month period ended August 31, 2000, a decrease of $1.6 million or 32.0%. The decrease is the result of (i) $1.1 million decrease resulting from the November 2000 $25.0 million principal payment on the Senior Exchange Notes and the Secured Notes, (ii) an increase of interest income of $0.2 million relating to the installment sale of the M/V "Surfside Princess," (iii) $0.1 million reduction in interest related to the PBLLC note, resulting from a decrease in the variable interest rate, partially offset by interest accruing on the $7.0 million loan fee and the implementation of the default interest rate on the original loan, and (iv) a combined decrease of $0.1 million as a result of the payment of the outstanding principal on the "President Casino-Broadwater" note and TCG's line of credit in October 2000.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for the three-month period ended August 31, 2001, compared to a $0.4 million expense for the three-month period ended August 31, 2000. The decrease is the result of selling the assets of the Company's 95% owned partnership in Davenport and decreased interest rate on the redeemable priority return on the PBLLC minority interest.

  Net loss. The Company incurred a net loss of $2.3 million for the three-month period ended August 31, 2001, compared to a net loss of $15.7 million for the three-month period ended August 31, 2000.

Six-Month Period Ended August 31, 2001 Compared to the
Six-Month Period Ended August 31, 2000

  Operating revenues. The Company generated net consolidated operating revenues of $65.9 million during the six-month period ended August 31, 2001 compared to $90.6 million during the six-month period ended August 31, 2000. St. Louis casino operations contributed an increase in operating revenues of $8.9 million offset by a decrease in operating revenues of $0.5 million in Biloxi. Excluding the Davenport and Gateway operations, operating revenues were $65.1 million for the six-month period ended August 31, 2001, compared to $56.7 million for the six-month period ended August 31, 2000, an increase of $8.4 million, or 14.8%.

  Gaming revenues from the Company's St. Louis casino operations increased $9.5 million, or 32.6% during the six-month period ended August 31, 2001, compared to the six-month period ended August 31, 2000. Management believes this increase is primarily attributable to the relocation of the "Admiral" and an improved slot product which takes advantage of the August 2000 change in the Missouri gaming regulations, improving the ease of playing multiple coin slot machines. Additionally, the St. Louis casino operations has increased staffing levels, focusing on providing a heightened level of quality guest service. Gaming revenues at the Company's Biloxi operations remained the same for the six-month period ended August 31, 2001 compared to the six-month period ended August 31, 2000.

  The Company's revenues from food and beverage, hotel, retail and other were $13.4 million during the six-month period ended August 31, 2001, compared to $18.8 million during the six-month period ended August 31, 2000. Excluding the Davenport and Gateway operations, the Company's revenues from food and beverage, hotel, retail and other were $12.7 million during the six-month period ended August 31, 2001, compared to $11.9 million during the six-month period ended August 31, 2000, an increase of $0.8 million, or 6.7%. The increase was largely attributable to (i) an increase in food and beverage, retail and other of $0.6 million at the St. Louis casino operations resulting from an increase in number of guests and (ii) an increase of food and beverage, hotel, retail and other of $0.2 million in Biloxi as a result of an increase food and beverage promotions at the Biloxi casino.

  Promotional allowances were $10.8 million for the six-month period ended August 31, 2001, compared to $15.3 million for the six-month period ended August 31, 2000. Excluding the Davenport and Gateway operations, promotional allowances increased $1.9 million, or 21.1%. Promotional allowances in St. Louis and Biloxi increased approximately $1.2 million and $0.7 million, respectively. In St. Louis, the increase is primarily the result of (i) an increase in the cash-back and coupon components of the Company's players' programs as a result of increased slot revenue and (ii) an increase in valet parking and resulting promotional allowances at the new location. In Biloxi, promotional allowances increased primarily as a result of response to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $36.2 million during the six-month period ended August 31, 2001, compared to $47.4 million during the six-month period ended August 31, 2000. The sale of the Davenport operations contributed to $16.0 million of the decrease. The partially offsetting increases in gaming costs was primarily attributable to: (i) a $4.4 million increase in St. Louis for those costs directly affected by the increased revenue levels, such as gaming and admission taxes, and increased payroll costs, and (ii) an increase of $0.4 million in Biloxi as a result of increased taxes and payroll costs resulting from increased revenues, and increased promotions. Excluding Davenport, as a percentage of gaming revenues, gaming costs decreased to 57.2% during the six-month period ended August 31, 2001 from 58.5% during the six-month period ended August 31, 2000.

  The Company's consolidated food and beverage expenses were $5.0 million for the six-month period ended August 31, 2001, compared to $7.4 million for the six-month period ended August 31, 2000. Excluding the Davenport and Gateway operations, food and beverage expenses were $4.8 million for the six-month period ended August 31, 2001, compared to $4.4 million for the six-month period ending August 31, 2000, an increase of 9.1%. The increase is primarily the result of an increase in number of patrons in both St. Louis and Biloxi.

  The Company's consolidated hotel, retail and other expenses were $2.3 million for the six-month period ended August 31, 2001, compared to $2.9 million for the six-month period ended August 31, 2000. Excluding the Davenport and Gateway operations, hotel, retail and other expenses were $2.1 million for both six-month periods ended August 31, 2001 and 2000.

  The Company's consolidated selling, general and administrative expenses were $16.2 million during the six-month period ended August 31, 2001, compared to $23.0 million during the six-month period ended August 31, 2000. Excluding the Davenport and Gateway operations, selling, general and administrative expenses were $16.0 million during the six-month periods ended August 31, 2001, compared to $15.3 million during the six-month period ended August 31, 2000, an increase of $0.7 million, or 4.8%. The Company's St. Louis casino operations experienced an increase of $1.1 million in selling, general and administrative expense primarily due to (i) an increase of $0.3 million of payroll and payroll benefit expenses, (ii) a $0.2 million increase in variable dock rent as a result of increased gaming revenues, (iii) an increase in advertising expense of $0.2 million resulting from promotions relating to the new location of the "Admiral," (iv) an increase of $0.2 million in parking expense resulting from an increase in number of patrons, and (v) an increase in utility expense of $0.1 million due to the addition of the porte cochere. The Company's Biloxi operations had an increase of $0.5 million primarily as the result of increased legal fees resulting from the bankruptcy filing of PBLLC, an increase in repairs and maintenance expenses at the hotel and an increase in utility expense resulting from weather conditions. These increases were offset by a $0.4 million reduction of selling, general and administrative expense related to the Company's leasing operation as a result of entering into the installment sale of the "Surfside Princess" and a $0.5 million decrease in corporate overhead.

  Depreciation and amortization expense was $4.2 million for the six-month period ended August 31, 2001, compared to $6.4 million for the six-month period ended August 31, 2000, a decrease of $2.2 million. The Davenport operations and the leasing operations ceased depreciating assets as of June 30, 2000 and August 31, 2000, respectively, based on management's decision to sell the assets. The Davenport and leasing operations contributed combined depreciation expense of $2.8 million for the six-month period ended August 31, 2000. These decreases were partially offset by an increase of $0.7 million at the Company's St. Louis casino operations as a result of asset additions related to the relocation of the "Admiral."

  During the six-month period ended August 31, 2000, the Company incurred $11.4 million expense for impairment of long-lived assets, and incurred no comparable expense during the six-month period ended August 31, 2001. During August 2000, management evaluated the net realizable value of its assets based on their intended future use, market conditions and offers made to purchase such assets. As a result, the Company recorded an impairment of long-lived assets of $11.4 million on two casino vessels not in use by the Company's operations and accounted for in the Company's leasing segment.

  Operating (loss) income. As a result of the foregoing items, the Company had operating income of $1.9 million during the six-month period ended August 31, 2001, compared to an operating loss of $8.1 million during the six-month period ended August 31, 2000.

  Gain (loss) on disposal of property and equipment. The Company had a gain on disposal of assets of $0.8 million for the six-month period ended August 31, 2001, primarily as a result of the sale of the Gateway assets, with no comparable sale during the six-month period ended August 31, 2000.

  Interest expense, net. The Company incurred net interest expense of $6.9 million during the six-month period ended August 31, 2001, compared to $10.2 million during the six-month period ended August 31, 2000, a decrease of $3.3 million or 32.4%. The decrease is the result of (i) $2.2 million decrease in interest expense resulting from the November 2000 $25.0 million principal payment on the Senior Exchange Notes and the Secured Notes, (ii) an increase of interest income of $0.4 million relating to the installment sale of the M/V "Surfside Princess," (iii) $0.4 million reduction in interest expense related to the PBLLC note, resulting from a decrease in the variable interest rate, partially offset by interest accruing on the $7.0 million loan fee and the implementation of the default interest rate on the original loan, and (iv) a combined decrease of $0.3 million as a result of the payment of the outstanding principal on the "President Casino-Broadwater" note and TCG's line of credit in October 2000.

  Minority interest expense. The Company incurred $0.6 million minority interest expense for the six-month period ended August 31, 2001, compared to $0.7 million for the six-month period ended August 31, 2000. The decrease is the result of selling the assets of the Company's 95% owned partnership in Davenport and a decreased interest rate on the redeemable priority return on the PBLLC minority interest.

  Net loss. The Company incurred a net loss of $4.8 million for the six-month period ended August 31, 2001, compared to a net loss of $19.0 million for the six-month period ended August 31, 2000.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets.

  The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, as a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, 2000 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 on outstanding debt. The debt consists of $75.0 million of 13% Senior Notes due September 15, 2001 and $25.0 million of 12% Secured Notes due September 15, 2001, of which $56.2 million and $18.8 million is outstanding, respectively. The interest due and unpaid on September 15, 2001 was $3.7 million and $1.1 million on the Senior Notes and Secured Notes, respectively.

  By suspending the interest payments on the Senior Exchange Notes and Secured Notes until such time as either a restructuring plan has been negotiated and implemented or the Company pursues a voluntary liquidation of assets approved by its lenders, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the period and does not anticipate any adverse impact on its operations, customers or employees. However, costs previously incurred and which will be incurred in the future in connection with any restructuring or voluntary liquidation plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness and that lenders will allow the Company to liquidate assets voluntarily or that its liquidity and capital resources will be sufficient to maintain its normal operations during the period.

  The Company requires approximately $6.0 million of cash to fund daily operations. As of August 31, 2001, the Company had $3.7 million of non-restricted cash in excess of the $6.0 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management believes that unless the debt holders take further action with respect to the Company's defaults, its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company had $3.5 million in restricted cash as of August 31, 2001. Of that amount, $2.0 million relates to the Broadwater Property. Revenues from the Broadwater Property are controlled pursuant to a cash collateral agreement. Such revenues include the operations of the hotels and golf course and $2.9 million annually of proceeds from rental of the Biloxi casino's mooring site. Pursuant to the terms of the agreement, expenditures are limited to the operating expenses and capital improvements of the Broadwater Property. Additionally, TCG, the Company's 95% owned limited partnership, had $1.5 million of restricted cash which is being held pending the outcome of the litigation, "Whalen IV." The funds are restricted pursuant to an injunction obtained by the plaintiff in this action to serve as a source of potential recovery. See the description of such litigation in the Notes to the Company's Financial Statements contained in the Annual Report on Form 10-K for the year ended February 28, 2001.

  The Company had $0.8 million in restricted short-term investments as of August 31, 2001. This consists of certificates of deposit which guarantee certain performance obligations of the Company.

  The Company used $2.5 million of cash in operating activities during the six-month period ending August 31, 2001, compared to generating $6.5 million during the six-month period ending August 31, 2000. The March 15, 2001 payment of interest on the Senior Exchange Notes and Secured Notes contributed $5.4 million to the use of cash for the six-month period ending August 31, 2001. There was no comparable payment made during the six-month period ending August 31, 2000 due to the Company defaulting on the interest payment on March 15, 2000.

  Investing activities of the Company generated $5.6 million of cash during the six-month period ending August 31, 2001, compared to the $5.8 million used in investing activities during the six-month period ending August 31, 2000. During the six-month period ending August 31, 2001, restricted short-term investments of $5.4 million matured. These investments were restricted for the aforementioned March interest payment. The Company expended $2.8 million on gaming equipment and capital improvements, of which approximately $1.2 million and $1.5 million was expended in St. Louis and Biloxi, respectively. The Company generated $1.7 million of cash during the six-month period ended August 31, 2001 from the sale of its Gateway operations and $0.6 million during the same period from the installment sale of the M/V "Surfside Princess."

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

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are non-recourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a stipulated variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

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

  The 8.92% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constitutes a default under this note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  As of August 31, 2001, the Company had $114.9 million of debt, including a loan fee of $7.0 million associated with the $30.0 million note related to the Broadwater Property. Of this amount $75.5 million bears interest at fixed rates. The remaining $39.4 million bears interest at variable rates. The $30.0 million Broadwater Property note payable and associated $7.0 million loan fee bear interest at a stipulated variable rate at the greater of (i) 8.75% or (ii) 4.0% plus the LIBOR 30-day rate. The M/V "President Casino-Mississippi" note payable of $2.4 million bears interest at 2.0% over the prime rate of Chase Manhattan Bank. As of August 31, 2001, the average interest rate applicable to the debt carrying variable rates was 12.76%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of August 31, 2001, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

  Although the Company manages its short-term cash assets to maximize return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes and the Company is not exposed to foreign currency exchange risks or commodity price risks in its transactions.

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. In November 2000, the Company paid (i) $12.8 million interest and (ii) $18.75 million and $6.25 million principal on the Senior Exchange Notes and Secured Notes, respectively. The Company was unable to make the interest and principal payments of $4.8 million and $75.0 million, respectively, due September 15, 2001. Total arrearage as of October 12, 2001, is $56.25 million of principal and $4.2 million of interest on the Senior Exchange Notes and $18.75 million of principal and $1.3 million of interest on the Secured Notes.

  Additionally, PBLLC did not pay the $30.0 million note and the associated $7.0 million loan fee due July 22, 2000, related to the Broadwater Property. PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. PBLLC continued to make the monthly interest payments related to the $30.0 million note through April 19, 2001, at which time the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. In order to be in compliance with accounting principles generally accepted in the United States of America, PBLLC continues to accrue interest under the terms of the Indebtedness. Management believes that actual interest and penalties that will be determined by the bankruptcy judge may be an amount less than that being accrued. Total accrued arrearage as of October 12, 2001, is $37.0 million of principal and $3.6 million of interest and fees.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its annual stockholders' meeting on August 28, 2001. The following matters were voted upon at the meeting:

    1.  Election of two Class II Directors:

                                                      Votes Cast
                                            -----------------------------
        Name of Director Elected                 For          Withheld
        ------------------------            -------------  --------------
            Terrence L. Wirginis               4,657,026         176,568
            W. Raymond Barrett                 4,657,313         176,281

        Election of two Class III Directors:

                                                      Votes Cast
                                            -----------------------------
        Name of Director Elected                 For          Withheld
        ------------------------            -------------  --------------
            John E. Connelly                   4,647,919         185,675
            John S. Aylsworth                  4,655,634         177,960

        Name of Each Other Director Whose Term of
        Office as Director Continues After the Meeting
        ----------------------------------------------
            Karl G. Andren
            Royal P. Walker, Jr.

    2. Proposal to amend the Company's Amended Certificate of Incorporation to reduce the authorized number of shares of common stock, $.06 par value per share ("Common Stock") from 100,000,000 shares to 14,000,000 shares of Common Stock, and to reduce the authorized number of preferred shares, $.01 par value per share ("Preferred Stock") from 10,000,000 shares to 150,000 shares of authorized Preferred Stock:

                                  Votes Cast
                  --------------------------------------------
                       For          Against        Withheld
                  -------------  -------------  --------------
                     2,565,823        197,026          11,398

     There were 2,059,347 broker non-votes with regard to the matter voted upon at the meeting.


Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Not applicable.

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

                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: October 12, 2001                      /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer