Form 10-Q
period 2001-11-30
PRESIDENT CASINOS INC
filed 2002-01-14
CIK 888507

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

              For the quarterly period ended November 30, 2001

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,012 shares outstanding as of January 14, 2002.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 28, 2001.............................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three and Nine Months Ended November 30, 2001 and 2000......2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 2001 and 2000................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................15

  Item 3   Quantitative and Qualitative Disclosures About Market Risk....33

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................34

  Item 2.  Changes in Securities.........................................34

  Item 3.  Defaults Upon Senior Securities...............................34

  Item 4.  Submission of Matters to a Vote of Security Holders...........35

  Item 5.  Other Information.............................................35

  Item 6.  Exhibits and Reports on Form 8-K..............................35

Signature................................................................36

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                           (in thousands, except per share data)

                                                                 Nov. 30,   Feb. 28,
                                                                   2001       2001
                                                                 --------   --------

         ASSETS
         Current assets:
          Cash and cash equivalents......................       $  8,891   $  8,559
          Restricted cash................................          4,247      4,404
          Restricted short-term investments..............            775      5,938
          Accounts receivable, net of allowance for
            doubtful accounts of $196 and $236...........          1,338      1,116
          Other current assets...........................          3,816      4,016
                                                                ---------  ---------
              Total current assets.......................         19,067     24,033
                                                                ---------  ---------
         Property and equipment, net of accumulated
          depreciation of $49,373 and $43,638............        106,718    111,242
         Other assets....................................            --         469
                                                                ---------  ---------
                                                                $125,785   $135,744
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities:
          Short-term debt................................       $      9   $  1,834
          Current maturities of long-term debt and
            capital lease obligation.....................        107,300    108,232
          Accrued loan fee...............................          7,000      7,000
          Accounts payable...............................          2,962      5,978
          Accrued payroll and benefits...................          4,541      5,377
          Accrued interest...............................         11,907      7,285
          Other accrued expenses.........................          6,563      5,951
                                                                ---------  ---------
              Total current liabilities..................        140,282    141,657

        Long-term liabilities............................            --         --
                                                                ---------  ---------
              Total liabilities..........................        140,282    141,657
                                                                ---------  ---------
        Minority interest................................         14,782     13,874
        Commitments and contingencies....................            --         --
        Stockholders' deficit:
          Preferred Stock, $.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (131,310)  (121,818)
                                                                ---------  ---------
              Total stockholders' deficit................        (29,279)   (19,787)
                                                                ---------  ---------
                                                                $125,785   $135,744
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                             PRESIDENT CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (in thousands, except per share data)


                                                 Three Months                 Nine Months
                                                Ended Nov. 30,               Ended Nov. 30,
                                               2001        2000             2001        2000
                                              ------      ------           ------      ------

OPERATING REVENUES:
  Gaming...................................  $ 30,404    $ 32,894         $ 93,669    $120,043
  Food and beverage........................     3,457       4,289           10,858      15,289
  Hotel....................................     1,194       1,544            4,184       5,697
  Retail and other.........................     1,374       1,299            4,409       4,957
  Less promotional allowances..............    (5,618)     (6,682)         (16,447)    (21,993)
                                             ---------   ---------        ---------   ---------
    Net operating revenues.................    30,811      33,344           96,673     123,993
                                             ---------   ---------        ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming and gaming cruise.................    17,751      18,927           53,956      66,324
  Food and beverage........................     2,301       2,927            7,308      10,358
  Hotel....................................       473         659            1,615       2,267
  Retail and other.........................       435         563            1,555       1,895
  Selling, general and administrative......     8,316       9,196           24,479      32,186
  Depreciation and amortization............     2,084       1,911            6,295       8,299
  Impairment of long-lived assets..........       --          --               --       11,400
  Development costs........................       297          61              370         225
                                             ---------   ---------        ---------   ---------
    Total operating costs and expenses.....    31,657      34,244           95,578     132,954
                                             ---------   ---------        ---------   ---------
OPERATING INCOME (LOSS)....................      (846)       (900)           1,095      (8,961)
                                             ---------   ---------        ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................       141         493              765         703
  Interest expense.........................    (3,691)     (5,504)         (11,230)    (15,877)
  Gain (loss) on sale of assets............        (1)     34,308              786      34,297
                                             ---------   ---------        ---------   ---------
    Total other income (expense)...........    (3,551)     29,297           (9,679)     19,123
                                             ---------   ---------        ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTEREST.....    (4,397)     28,397           (8,584)     10,162
Minority interest..........................       313       2,246              908       2,982
                                             ---------   ---------        ---------   ---------

NET INCOME (LOSS)..........................  $ (4,710)   $ 26,151         $ (9,492)   $  7,180
                                             =========   =========        =========   =========

Basic and diluted net income (loss)
  per share................................  $  (0.94)   $   5.20         $  (1.89)   $   1.43
                                             =========   =========        =========   =========

Weighted average common and dilutive
  potential shares outstanding..............    5,033       5,033            5,033       5,033
                                             =========   =========        =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Nine Months Ended Nov. 30,
                                                         2001        2000
                                                        ------      ------

Net cash used in operating activities.............    $ (1,417)   $ (8,495)
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........      (3,382)     (8,427)
  Change in restricted cash.......................         157        (545)
  Proceeds from sales of property, equipment
    and inventory.................................       1,700      58,207
  Proceeds from installment sale..................         671         --
  Purchase of short-term investments..............        (250)     (5,615)
  Maturity of short-term investments..............       5,413         --
                                                      ---------   ---------
    Net cash provided by investing activities.....       4,309      43,620
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................      (2,559)    (32,536)
  Payments on capital lease obligations...........          (1)         (3)
  Minority interest payments......................         --       (2,645)
                                                      ---------   ---------
    Net cash used in financing activities.........      (2,560)    (35,184)
                                                      ---------   ---------
Net increase (decrease) in cash and
  cash equivalents................................         332         (59)

Cash and cash equivalents at beginning of period..       8,559      12,408
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $  8,891    $ 12,349
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $  6,321    $ 16,122
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $      2    $  1,644
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

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. President Broadwater Hotel, LLC, a limited liability company ("PBLLC") in which the Company has a Class A ownership interest, owns approximately 260 acres in Biloxi, which includes a 111-slip marina that is the mooring site of "President Casino-Broadwater," the vessel on which the Company conducts its Biloxi gaming operations, two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). Prior to July 2001, the Company also operated two non-gaming dinner cruise, excursion and sightseeing vessels in St. Louis near the base of the Arch. The assets of the non-gaming cruise operations were sold on July 17, 2001. See "Note 2. Property and Equipment."

  On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Blackhawk Hotel in Davenport was owned by a wholly-owned subsidiary of the Company. The operating results of the Davenport casino and hotel operations have been included in the consolidated operating results through the date of such sale.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 that were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the Senior Exchange Notes and the Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

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

  The Company was unable to make the principal and interest payments due September 15, 2001 on the outstanding debt under the Senior Notes and Secured Notes. The outstanding principal consists of $56,250 of 13% Senior Notes due September 15, 2001 and $18,750 of 12% Secured Notes due September 15, 2001. The interest due and unpaid on September 15, 2001 was $3,656 and $1,125 on the Senior Notes and Secured Notes, respectively.

  The proposed restructuring contemplated that the Company would meet certain interest coverage ratios as a condition to the extension of the further maturity of the Notes. To date, the Company's results of operations have not been sufficient to meet all of the anticipated criteria and the proposed restructuring has not been implemented. In November 2001, the majority of the holders of both the Senior Exchange Notes and the Secured Notes expressed increasing concern over the inability to reach a consensual agreement with the Company. In January 2002 the Board of Directors met to determine an appropriate response. The Board authorized management to offer certain payments to the Noteholders. To date, the Noteholders have neither accepted nor rejected this offer or proposed other terms.

  The Company has informed the Noteholders that the Company intends to continue with the sale of certain properties and the pursuit of refinancing opportunities as primary sources of retiring its debt obligations. In July 2001, the Company completed the sale of its non-gaming cruise operations in St. Louis, Missouri for $1,650. The Company is continuing its efforts to identify other assets available for sale. The Company is unable to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and the Secured Notes will result in any further action by the Noteholders.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, is in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continues in possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the bankruptcy court which allows PBLLC to use its cash collateral. On October 15, 2001, PBLLC filed a plan of reorganization which will permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern.

There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also in default under its $2,300 M/V "President Casino-Mississippi" note. This debt is currently due and classified in current liabilities. See "Note 3. Short-Term Debt and Notes Payable."

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

  As of November 30, 2001, the Company had $8,891 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,000 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. The Company anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations, but will not meet all its debt obligations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including refinancing its debts, selling or chartering its assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard. Management believes that the long-term viability of the Company is dependent on either the lifting or eliminating of loss limits in Missouri and/or the obtaining of required environmental permits and the securing of new financing for the Biloxi destination resort.

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

2.  Property and Equipment

  On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations for aggregate consideration of $58,200 in cash. The Company recognized a net gain of $34,310 on the transaction. See "Note 5. Segment Information" for results of operations of the Davenport properties.

  Management evaluates the net realizable value of its assets based on their intended future use and current market conditions. As a result, during August 2000, the Company recorded an impairment of long-lived assets of $11,400 on two casino vessels not used in the Company's gaming operations and accounted for in the Company's leasing segment. The net realizable value was determined primarily by offers from unrelated third parties on the two vessels.

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess," (formerly known as the "New Yorker.") Under the terms of the agreement, the Company would receive an aggregate of $9,000 principal installment payments over a period of thirty months commencing on March 29, 2001, which included a final principal balloon payment of $4,388 due October 2003. The note bore an annual interest rate of 10.5%. On October 3, 2001, the installment sale agreement was terminated. The vessel is included in property and equipment classified as "assets held for sale."

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provided dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The transaction was consummated on July 17, 2001. The Company recognized a gain of $778 on the sale of these assets.

3.  Short-Term Debt and Notes Payable

  Short-term debt is summarized as follows:

                                                              Nov. 30,       Feb. 28,
                                                                2001           2001
                                                               ------         ------

          Construction notes payable......................   $    --         $  1,817
          Equipment note payable..........................          9              17
                                                             ---------       ---------
             Short-term debt..............................   $      9        $  1,834
                                                             =========       =========

  Construction Notes Payable

  In conjunction with the relocation of the "Admiral" (see "Note 7. Relocation of the 'Admiral'"), the Company negotiated extended payment terms with two vendors providing certain services related to the new site development. Under the terms of one agreement, the Company made monthly payments against progress billings and the outstanding principal balance bore an annual interest rate of 11.0%. The principal was paid in full in August 2001. Under the terms of the second agreement, the Company made monthly payments against progress billings and the outstanding principal balance bore an annual interest rate of 10.5%. The Company had a $500 deposit held in escrow which was applied against the final $500 payment in October 2001.

  Long-term notes payable, all of which are classified as current liabilities, are summarized as follows:

                                                              Nov. 30,       Feb. 28,
                                                                2001           2001
                                                               ------         ------
          Senior Exchange Notes, 13%, net of discount
            of $0 and $123................................   $ 56,250        $ 56,127
          Secured Notes, 12%, net of a deferred gain
            on modification of terms of $0 and $322.......     18,750          19,072
          Broadwater Resort note payable, variable
            interest rate, 12.75% and 14.0%...............     30,000          30,000
          M/V "President Casino-Mississippi" note payable,
            variable interest rate, 7.18% and 10.0%.......      2,300           2,600
          Equipment note payable, 11.0%...................        --              432
                                                             ---------       ---------
             Total notes payable..........................   $107,300        $108,231
                                                             =========       =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries and were payable as follows: 25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG was limited in amount. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor, and certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  On November 22, 2000, the Company and its principal subsidiaries executed an agreement with a majority of the holders of its Senior Exchange Notes and Secured Notes for a proposed restructuring of the Company's debt obligations and the application of certain of the proceeds received from the sale of the Company's Davenport, Iowa assets. See "Note 1. Basis of Presentation."

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

  Broadwater Resort Note

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30,000 from a third party lender (the "Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are non-recourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a stipulated variable rate per annum equal to the greater of
(i) 8.75% or (ii) 4.0% plus the LIBOR 30-day rate.

  PBLLC was obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and non-refundable when the Indebtedness was due. Neither the Indebtedness nor the loan fee payments were made on the due date and the Indebtedness is in default. In accordance with the terms of the loan, effective on the default date, penalty interest of 4.0% is accrued in addition to interest at the stipulated rate on the $30,000 principal. Additionally, PBLLC has accrued, but has not paid, interest on the unpaid loan fee at the stipulated rate since the date of default. PBLLC continued to make the monthly interest payments accruing on the $30,000 principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. See "Note 1. Basis of Presentation" regarding the Chapter 11 petition filed by PBLLC.

  M/V "President Casino-Mississippi" Note

  The 7.18% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constitutes a default under this note. The Company has continued to make the quarterly principal and interest payments on this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  Equipment Note Payable

  The Company purchased slot machines in March 2000 and financed a portion of the purchase with an $850 note. The terms of the agreement were for monthly combined principal and interest payments of $74 through August 2001.

  The various agreements governing the notes described above generally limit borrowings by the Company and its subsidiaries without the respective lenders' prior consent.

4.  Minority Interest

  The Company recognizes net income (loss) in TCG, in which the Company has a 95% ownership interest, and PBLLC, in which the Company has 100% interest in the Class A Unit which controls PBLLC. In addition, the Company accrues minority interest at 5% of net income for TCG and recognizes a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of November 30 and February 28, 2001, the minority interest on the balance sheet is comprised of $14,720 and $13,812, respectively, related to its obligation in PBLLC to redeem the Class B Unit for $10,000, plus any priority return accrued but not paid. As stated in "Note 1. Basis of Presentation," PBLLC has filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. The ultimate amount paid to redeem the Class B Unit will be subject to approval of the Bankruptcy Court.

5.  Commitments And Contingent Liabilities

  --Litigation

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." ("Whalen III") was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claimed in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen sought as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. In November 1998, the District Court granted the Company's motion for summary judgment and dismissed Whalen's claim for conversion. Whalen appealed the District Court's decision. The Supreme Court of the State of Iowa reversed the order of the District Court, found that there had been committed the tort of conversion and remanded the case to the District Court to determine damages. PRC Iowa filed a Motion of Summary Judgment and Resistance to a Cross Motion of Summary Judgment on the Issues of Damages. On May 8, 2001, the District Court determined it was compelled by the Supreme Court decision to grant Whalen's motion and found PRC Iowa and J. Edward Connelly Associates, Inc. liable. The Court also denied the motion for Summary Judgment on damages of PRC-Iowa. In addition, the Court denied Whalen's motion for Summary Judgment on the issue of damages. A hearing has been held on the issue of damages but no judgment has been issued. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

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

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which have now been consolidated into a single class-action pending in the U.S. District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants have opposed it. Extensive paper discovery has occurred. Both sides recently filed supplemental briefs. A hearing on the merits was held on November 15, 2001, and a ruling is anticipated in January 2002. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  A shareholder derivative suit captioned "Mizel v. John E. Connelly et al" was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi including the Broadwater Resort, Broadwater Towers and a related golf course, from an entity controlled by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, an award of damages to the Company and attorney's fees and costs. The Company filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. The court denied the motion. The Company has made substantial
paper discovery in response to requests for production.   The Company filed a
motion to dismiss for failure to join an indispensable party, PBLLC. This motion was denied. Discovery has been scheduled. Based on management's evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously. The suit is covered under the Company's directors and officers insurance policy. Because this is a derivative action, the result of a successful judgment would be a reimbursement to the Company from the Directors on account of their alleged breaches of their duty to exercise an informed business judgment and because of their waste of corporate assets. Because management believes the Directors have meritorious defenses to the allegations, it does not anticipate any material recovery in the action.

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

  -- Biloxi

  On April 19, 2001, President Broadwater Hotel, LLC filed a Voluntary Petition for Reorganization under Chapter 11 of the Bankruptcy Code (Title 11, U.S. Code) in the United States Bankruptcy Court for the Southern Division of Mississippi, in Biloxi. In accordance with provisions of the Bankruptcy Code, PBLLC has continued in possession and use of its assets and has continued without interruption in the operation of its pre-Petition business activities. PBLLC and its primary lender, Lehman Brothers Holdings, Inc., entered into a Cash Collateral Stipulation and Agreement which has been approved by final order of Bankruptcy Court, thereby authorizing PBLLC's use of cash collateral in accordance with the Agreement. A Plan of Reorganization in the case has been filed and objections have also been filed. A hearing on the objections is anticipated in January 2002.

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

  The Company's reportable segments are based on its three geographic gaming operations and its leasing operation. The Biloxi Properties consists of the Biloxi casino and the Broadwater Property and the St. Louis Properties consists of the St. Louis casino and Gateway Riverboat Cruises ("Gateway"). On July 17, 2001, the assets of Gateway were sold and operations ceased. The Davenport Properties consisted of the Davenport casino and the Blackhawk Hotel, the assets of which were sold, and operations ceased, in October 2000.
                                    12

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets.

                                          Three Months         Nine Months
                                         Ended Nov. 30,       Ended Nov. 30,
                                         2001      2000       2001      2000
                                        ------    ------     ------    ------
OPERATING REVENUES:
 St. Louis Properties................ $ 18,917  $ 14,457   $ 58,600  $ 45,806
 Biloxi Properties...................   11,894    12,055     38,073    38,701
 Davenport Properties................      --      6,832        --     39,486
                                      --------- ---------  --------- ---------
 Gaming and ancillary operations.....   30,811    33,344     96,673   123,993
 Leasing Operation...................      --        --         --        --
                                      --------- ---------  --------- ---------
      Net operating revenues......... $ 30,811  $ 33,344   $ 96,673  $123,993
                                      ========= =========  ========= =========

  A reconciliation of operations EBITDA (before development and impairment expenses and gain/loss on sale of property and equipment) to net income is as follows:

                                          Three Months         Nine Months
                                          Ended Nov. 30,      Ended Nov. 30,
                                         2001      2000       2001      2000
                                        ------    ------     ------    ------
 OPERATIONS EBITDA:
 St. Louis Properties................ $  2,614  $    568   $  8,108  $  3,269
 Biloxi Properties...................      696       953      3,498     5,093
 Davenport Properties................      (71)    1,025       (125)    7,027
                                      --------- ---------  --------- ---------
 Gaming and ancillary operations.....    3,239     2,546     11,481    15,389
 Leasing Operation...................     (493)     (271)      (689)     (871)
                                      --------- ---------  --------- ---------
   Operations EBITDA.................    2,746     2,275     10,792    14,518

 CORPORATE EBITDA:
 Corporate expense...................   (1,211)   (1,203)    (3,032)   (3,555)
 Development expense.................     (297)      (61)      (370)     (225)
                                      --------- ---------  --------- ---------
    Total EBITDA.....................    1,238     1,011      7,390    10,738
                                      --------- ---------  --------- ---------
 OTHER COSTS AND EXPENSES:
 Depreciation and amortization.......    2,084     1,911      6,295     8,299
 Loss on impairment..................      --        --         --     11,400
                                      --------- ---------  --------- ---------
    Total other costs and expenses...    2,084     1,911      6,295    19,699
                                      --------- ---------  --------- ---------
    OPERATING INCOME (LOSS)..........     (846)     (900)     1,095    (8,961)
                                      --------- ---------  --------- ---------
 OTHER INCOME (EXPENSE):
 Interest, net.......................   (3,550)   (5,011)   (10,465)  (15,174)
 Gain (loss) on sale of assets.......       (1)   34,308        786    34,297
                                      --------- ---------  --------- ---------
    Total other income (expense).....   (3,551)   29,297     (9,679)   19,123
                                      --------- ---------  --------- ---------
 INCOME (LOSS) BEFORE
  MINORITY INTEREST..................   (4,397)   28,397     (8,584)   10,162
 Minority interest...................      313     2,246        908     2,982
                                      --------- ---------  --------- ---------
 NET INCOME (LOSS)................... $ (4,710) $ 26,151   $ (9,492) $  7,180
                                      ========= =========  ========= =========

  EBITDA is not determined in accordance with generally accepted accounting principles. Since not all companies calculate these measures in the same manner, the Company's EBITDA measures may not be comparable to similarly titled measures reported by other companies.

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

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                   Nov. 30,   Feb. 28,
                                                    2001        2001
                                                   ------      ------

      Property and Equipment:
        St. Louis Properties..................   $ 39,363    $ 43,014
        Biloxi Properties.....................     53,077      53,259
        Davenport Properties..................        --          --
                                                 ---------   ---------
          Gaming and ancillary operations.....     92,440      96,273
        Leasing Operations....................     11,068      11,514
                                                 ---------   ---------
          Operations Assets...................    103,508     107,787
        Corporate Assets......................         24          34
        Development Assets....................      3,186       3,421
                                                 ---------   ---------
          Net Property and Equipment..........   $106,718    $111,242
                                                 =========   =========

                                               Nine Months Ended Nov. 30,
                                                    2001        2000
                                                   ------      ------

      Additions to Property and Equipment:
        St. Louis Properties..................   $  1,566    $  7,842
        Biloxi Properties.....................      1,795         840
        Davenport Properties..................        --          730
        Leasing Operations....................        --          --
                                                 ---------   ---------
          Operations' Assets..................      3,361       9,412
        Corporate Assets......................          5           1
        Development Assets....................         18         658
                                                 ---------   ---------
                                                 $  3,384    $ 10,071
                                                 =========   =========

  Included in additions to property and equipment is $2 and $1,644, respectively, of assets acquired in exchange for debt.

7. Relocation of the "Admiral"

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. The casino was closed on December 3, 2000 to prepare for the move and reopened on December 7, 2000. The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8,744. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which amount was financed through bank debt. The Company paid for the remaining costs. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of November 30, 2001, the Company-guaranteed balance of such debt was $1,487.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report.

  The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations and sustain its operations. During fiscal 2000, as a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $75.0 million 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25.0 million 12% Secured Notes (the "Secured Notes"). Accordingly, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the Senior Exchange Notes and the Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

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

  The proposed restructuring contemplated that the Company would meet certain interest coverage ratios as a condition to the extension of the further maturity of the Notes. To date, the Company's results of operations have not been sufficient to meet all of the anticipated criteria and the proposed restructuring has not been implemented. In November 2001, the majority of the holders of both the Senior Exchange Notes and the Secured Notes expressed increasing concern over the inability to reach a consensual agreement with the Company. In January 2002 the Board of Directors met to determine an appropriate response. The Board authorized management to offer certain payments to the Noteholders. To date, the Noteholders have neither accepted nor rejected this offer or proposed other terms.

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

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess" (formerly, the "New Yorker"). On October 3, 2001, as a result of the purchasing party's inability to comply with the terms of the agreement, the Company terminated the agreement and repossessed the vessel. Management intends to continue to seek aggressively another buyer or find other uses for the vessel.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, is in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the bankruptcy court which allows PBLLC to use its cash collateral. On October 15, 2001, PBLLC filed a plan of reorganization which will permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under its $2.3 million M/V "President Casino-Mississippi" note. See Liquidity and Capital Resources.

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

  The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including refinancing its debts, selling or chartering its assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard. Management believes that the long-term viability of the Company is dependent on either the lifting or eliminating of loss limits in Missouri and/or the obtaining of required environmental permits and securing of new financing for the Biloxi destination resort.

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

  Competition is intense in the St. Louis market area. Management believes the significant increase in EBITDA in St. Louis is directly attributable to the change in Missouri gaming regulations in August 2000 allowing the more efficient use of bill validators on slot machines, the move of the "Admiral," greatly increasing its visibility, affording substantial adjacent parking and updating the slot machines. In addition, substantial attention and resources have been devoted to staffing, marketing and refurbishing the vessel. There are presently four other casino companies operating five casinos in the market area. Many of these competitors have significantly greater name recognition and financial and marketing resources than the Company. Two of these are

Illinois casino companies operating single casino vessels on the Mississippi River, one across the Mississippi River from the "Admiral" and the second 20 miles upriver. There are two Missouri casino companies, each of which operates casino vessels approximately 20 miles west of St. Louis on the Missouri River. One company operates one casino in the City of St. Charles, Missouri and the other company operates two casinos in Maryland Heights, Missouri.

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

  --Regulatory Matters

  Missouri regulations limit the loss per "simulated" cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. The company that operates adjacent casinos is able to offer guests who reach the two-hour loss limit the ability to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players. Additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operations.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods, hurricanes and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. In St. Louis, high river levels have historically reduced parking and caused a general public perception of diminished access to the casino resulting in decreased revenues. Management believes the relocation of the "Admiral" has substantially diminished the negative effects of high water on operations.

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

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are non-recourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the unpaid growth as of November 30, 2001 was $4.8 million and is included on the balance sheet in minority interest. Cash payments relating to this membership interest have totaled $0.2 million since its inception.

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

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources (the "DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers (the "Corps") and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Environmental Impact Statement ("EIS"). The Draft EIS has been completed, notice of which was published in the Federal Register in June 2000 for public comment. The comment period has closed and the Company is currently working with the Corps to resolve the comments in order to facilitate the completion of the Final EIS.

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

  St. Louis, Missouri

  Slot Machine Upgrade and Loss Limit Card Tracking System

  During the summer of 1998, all Missouri casinos in the St. Louis market, except the "Admiral," migrated from a manual/paper system of regulating the Missouri $500 loss limit to an electronic system. This paperless loss tracking system is more accommodating to guests and allows for the use of bill validators on slot machines, a convenience that the manual/paper system does not accommodate.

  The slot machines offered by the "Admiral" until the end of August 2000 lacked bill validators. As a result, the Company could not previously provide guests the convenience of bill validators nor adapt to the paperless loss tracking system, putting the "Admiral" at a significant competitive disadvantage with the other casinos in the market.

  Effective August 28, 2000, Missouri began to allow credits generated through use of the bill validators to go directly to the slot "credit meter" for use by the guests. Previously, a guest using a bill validator received tokens in the tray and fed these tokens into the machine. The regulatory change provided a significant added convenience to slot players.

  In March 2000, the Company purchased 850 slot machines that are equipped with bill validators and are fitted to operate with an electronic loss limit system. Effective August 28, 2000, approximately 700 of these machines were installed on the "Admiral," all of which are currently operational with the electronic loss limit system. Management believes these additions have better positioned the Company to compete in the St. Louis market.

  Relocation of the "Admiral"

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River, to the Laclede's Landing District. The casino was closed on December 3, 2000 to prepare for the move and reopened December 7, 2000. The Company has experienced increased revenues as a result of this move, which in turn, has resulted in increased rent and tax revenues for the City of St. Louis. The City funded the first $3.0 million in costs to relocate and improve the "Admiral." Of the $3.0 million City-funded relocation costs, $2.4 million was financed through bank debt. The Company paid for the remaining $5.7 million in costs associated with the relocation. It is anticipated that the City will repay the debt from gaming taxes it receives based upon gaming revenues of the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay it. As of November 30, 2001, the Company-guaranteed balance of such debt was approximately $1.5 million.

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

  The results of the move, the slot upgrade and the change in the Missouri gaming regulation allowing credits to go directly to the meter have resulted in increased operating results. During the first three full quarters of operations after the relocation of the "Admiral," gaming revenues have increased 33.7% compared to the same periods of the prior year. In addition, excluding Gateway, EBITDA before impairment of long-lived assets and gain/loss on disposal of property and equipment from casino operations has increased 187% compared to the same period in the prior year.

Results of Operations

  The results of operations for the three-month and nine-month periods ended November 30, 2001 and 2000 include the gaming results for the Company's operations in St. Louis, Missouri and Biloxi, Mississippi and of much lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the non-gaming operations in St. Louis (Gateway Riverboat Cruises) through the date of sale. The three-month and nine-month periods ending November 30, 2000 also include the results of gaming operations in Davenport, Iowa and to a much lesser significance the non-gaming operations in Davenport (the Blackhawk Hotel). The assets of the Davenport operations were sold on October 10, 2000 and the assets of Gateway Riverboat Cruises ("Gateway") were sold July 17, 2001.

  The following table highlights the results of the Company's operations.


                                       Three Months Ended   Nine Months Ended
                                            Nov. 30,             Nov. 30,
                                         2001      2000       2001      2000
                                        ------    ------     ------    ------
                                                    (in millions)

 St. Louis, Missouri Operations
    Operating revenues................. $ 18.9    $ 14.5     $ 58.6    $ 45.8
    Operating income (loss)............    1.2      (0.7)       3.8      (0.2)

 Biloxi, Mississippi Operations
    Operating revenues.................   11.9      12.1       38.1      38.7
    Operating income...................    0.1       0.3        1.5       3.1

 Davenport, Iowa Operations
    Operating revenues.................     --       6.7         --      39.5
    Operating income (loss)............   (0.1)      1.0       (0.1)      5.5

 Corporate Leasing Operations
    Operating revenues.................     --        --         --       --
    Operating loss.....................   (0.5)     (0.3)      (0.7)    (13.5)

 Corporate Administrative and
    Development expense................   (1.5)     (1.2)      (3.4)     (3.9)

  The following table highlights cash flows of the Company's operations.

                                                              Nine Months
                                                           Ended November 30,
                                                            2001       2000
                                                           ------     ------
                                                             (in millions)

        Cash flows used in
          operating activities.................            $ (1.4)   $ (8.5)
        Cash flows provided by
          investing activities.................               4.3      43.6
        Cash flows used in
          financing activities.................              (2.6)    (35.2)
        Cash paid for interest.................               6.3      16.1

  The following table provides a reconciliation of operations EBITDA (before development and impairment expenses and gain/loss on sale of property and equipment) to net income:

                                          Three Months         Nine Months
                                          Ended Nov. 30,      Ended Nov. 30,
                                         2001      2000       2001      2000
                                        ------    ------     ------    ------
                                                    (in millions)

 OPERATIONS EBITDA:
 St. Louis properties................ $    2.6  $    0.6   $    8.1  $    3.3
 Biloxi properties...................      0.7       1.0        3.5       5.1
 Davenport properties................     (0.1)      1.0       (0.1)      7.0
                                      --------- ---------  --------- ---------
 Gaming and ancillary operations.....      3.2       2.6       11.5      15.4
 Leasing operation...................     (0.5)     (0.3)      (0.7)     (0.9)
                                      --------- ---------  --------- ---------
   Operations EBITDA.................      2.7       2.3       10.8      14.5

 CORPORATE EBITDA:
 Corporate expense...................     (1.2)     (1.2)      (3.0)     (3.5)
 Development expense.................     (0.3)     (0.1)      (0.4)     (0.2)
                                      --------- ---------  --------- ---------
    Total EBITDA.....................      1.2       1.0        7.4      10.8
                                      --------- ---------  --------- ---------
 OTHER COSTS AND EXPENSES:
 Depreciation and amortization.......      2.0       1.9        6.3       8.3
 Loss on impairment..................      --        --         --       11.4
                                      --------- ---------  --------- ---------
    Total other costs and expenses...      2.0       1.9        6.3      19.7
                                      --------- ---------  --------- ---------
    OPERATING INCOME (LOSS)..........     (0.8)     (0.9)       1.1      (8.9)
                                      --------- ---------  --------- ---------
 OTHER INCOME (EXPENSE):
 Interest, net.......................     (3.6)     (5.0)     (10.5)    (15.2)
 Gain on sale of assets..............       --      34.3        0.8      34.3
                                      --------- ---------  --------- ---------
    Total other income (expense).....     (3.6)     29.3       (9.7)     19.1
                                      --------- ---------  --------- ---------
 INCOME (LOSS) BEFORE
  MINORITY INTEREST..................     (4.4)     28.4       (8.6)     10.2

 Minority interest...................      0.3       2.2        0.9       3.0
                                      --------- ---------  --------- ---------
 NET INCOME (LOSS)................... $   (4.7) $   26.2   $   (9.5) $    7.2
                                      ========= =========  ========= =========

 St. Louis EBITDA margin.............     13.8%      4.1%      13.8%      7.2%

 Biloxi EBITDA margin................      5.9%      8.3%       9.2%     13.2%


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

Three-Month Period Ended November 30, 2001 Compared to the
Three-Month Period Ended November 30, 2000

  Net operating revenues. The Company generated consolidated operating revenues of $30.8 million for the three-month period ended November 30, 2001 compared to $33.3 million for the three-month period ended November 30, 2000. The St. Louis casino operations experienced an increase in revenue of $4.9 million and the Biloxi combined operations experienced a decrease in revenue of $0.2 million. Excluding the Davenport and Gateway operations, revenues increased $4.7 million, or 18.0%.

  Gaming revenues in the Company's St. Louis operations increased $5.0 million, or 36.0%, for the three-month period ended November 30, 2001, compared to the same period of the prior year. Based on adjusted gross receipts statistics published by the Missouri Gaming Commission, the St. Louis operations have experienced an increase in market share to approximately 10% from approximately 8% for the same three-month period of the prior year. Management believes this increase is primarily attributable to the relocation of the "Admiral," improved parking at the new location and an improved slot product which takes advantage of the August 2000 change in the Missouri gaming regulations, improving the ease of playing multiple coin slot machines. Additionally, the St. Louis casino operations increased staffing levels, focusing on providing a heightened level of quality guest service. Gaming revenues at the Company's Biloxi operations decreased $0.6 million, or 5.0%, for the three-month period ended November 30, 2001 compared to the three-month period ended November 30, 2000.

  The Company's revenues from food and beverage were $3.5 million for the three-month period ended November 30, 2001, compared to $4.3 million for the three-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, revenues from food and beverage were $3.5 million for the three months ended November 30, 2001 compared to $3.2 million for the three-month period ended November 30, 2000, an increase of $0.3 million or 9.4%. Both the St. Louis and the Biloxi properties experienced an increase in food and beverage revenue, with St. Louis contributing a slightly larger increase primarily as a result of increased passengers.

  The Company's revenues from hotel, retail and other were $2.6 million for the three-month period ended November 30, 2001, compared to $2.8 million for the three-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, revenues from hotel, retail and other were $2.6 million for the three months ended November 30, 2001 compared to $2.2 million for the three-month period ended November 30, 2000, an increase of $0.4 million or 18.2%. The increase was primarily attributable to an increase of retail and other revenue of approximately $0.2 million due to an increase in parking revenue in St. Louis. Retail and other revenue in Biloxi increased approximately $0.2 million primarily as a result of a favorable settlement of a lawsuit.

  Promotional allowances were $5.6 million for the three-month period ended November 30, 2001, compared to $6.7 million for the three-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, promotional allowances increased $0.3 million. Promotional allowances in St. Louis increased approximately $0.6 million and Biloxi decreased $0.3 million. In St. Louis, the increase is primarily the result of (i) an increase in the cash-back and coupon components of the Company's players' programs as a result of increased slot revenue and (ii) an increase in the amount of valet parking and resulting promotional allowances at the new location.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $17.7 million for the three-month period ended November 30, 2001, compared to $18.9 million for the three-month period ended November 30, 2000. Excluding the Davenport operations, gaming costs increased $2.2 million, or 14.2%. The increase in gaming costs was primarily attributable to a $2.4 million increase in gaming costs in St. Louis as a result of (i) $1.4 million increase in gaming and admissions taxes which was attributable to increased gaming revenues, (ii) $0.7 million increase in payroll and benefit costs, and (iii) $0.3 million in other costs associated with increased revenues. Excluding the Davenport operations, as a percentage of gaming revenues, gaming and gaming cruise costs decreased to 58.4% during the three-month period ended November 30, 2001 from 59.6% during the three-month period ended November 30, 2000.

  The Company's consolidated food and beverage expenses were $2.3 million for the three-month period ended November 30, 2001, compared to $2.9 million for the three-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, food and beverage expenses were $2.3 million for both three-month periods ended November 30, 2001 and 2000.

  The Company's consolidated hotel, retail and other expenses were $0.9 million for the three-month period ended November 30, 2001, compared to $1.2 million for the three-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, hotel, retail and other expenses were $0.9 million for the three-month period ended November 30, 2001 compared to $1.1 million for the three-moth period ended November 30, 2000.

  The Company's consolidated selling, general and administrative expenses were $8.3 million for the three-month period ended November 30, 2001, compared to $9.2 million for the three-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, selling, general and administrative expenses were $8.2 million for the three-month period ended November 30, 2001, compared to $7.5 million for the three-month period ending November 30, 2000, an increase of $0.7 million or 8.5%. St. Louis casino operations selling, general and administrative expenses increased $0.2 million primarily as a result of an increase in docking fees of $0.1 million for that portion of the rent which is based on a percentage of adjusted gross receipts and a $0.1 million increase of other expenses related to increased revenues. Biloxi experienced an increase in selling, general and administrative expenses of $0.3 million, primarily due to an increase in legal fees associated with the bankruptcy petition of PBLLC. The Corporate leasing operations experienced an increase in selling, general and administrative expense of $0.2 million as a result of the costs incurred to repossess the "Surfside Princess" (formerly, the "New Yorker") on October 3, 2001, and to subsequently maintain the vessel. The Company continues to incur expenses of this nature pending the resolution of the ongoing default by the buyer on the original installment sale and related litigation. The Company has instituted legal actions against the parties from whom the vessel was repossessed to recover the costs associated with the repossession. There can be no assurance that such actions will be successful.

  Depreciation and amortization expenses were $2.1 million for the three-month period ended November 30, 2001, compared to $1.9 million for the three-month period ended November 30, 2000, an increase of $0.2 million or 10.5%. The increase is primarily the result of placing assets related to the "Admiral" move into service in December 2000.

  Operating income. As a result of the foregoing items, the Company had an operating loss of $0.8 million for the three-month period ended November 30, 2001, compared to an operating loss of $0.9 million for the three-month period ended November 30, 2000.

  Gain (loss) on disposal of property and equipment. The Company had a gain on disposal of assets of $34.3 million for the three-month period ended November 30, 2000, primarily as a result of the sale of the Davenport assets, with no comparable sale during the three-month period ended November 30, 2001.

  Interest expense, net. The Company incurred net interest expense of $3.6 million for the three-month period ended November 30, 2001, compared to $5.0 million during the three-month period ended November 30, 2000, a decrease of $1.4 million or 28.0%. The decrease is the result of (i) $1.0 million decrease in expense resulting from the November 2000 $25.0 million principal payment on the Senior Exchange Notes and the Secured Notes, (ii) $0.4 million reduction in interest related to the PBLLC note, resulting from a decrease in the variable interest rate, partially offset by interest accruing on the $7.0 million loan fee and the implementation of the default interest rate on the original loan, and (iii) $0.1 million as a result of the payment of the outstanding principal on the "President Casino-Broadwater" note in October 2000.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for the three-month period ended November 30, 2001, compared to a $2.2 million expense for the three-month period ended November 31, 2000. The decrease is the result of selling the assets of the Company's 95% owned partnership in Davenport and decreased interest rate on the redeemable priority return on the PBLLC minority interest.

  Net loss. The Company incurred a net loss of $4.7 million for the three-month period ended November 30, 2001, compared to net income of $26.2 million for the three-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, the Company incurred a net loss of $4.6 million for the three-month period ended November 30, 2001, compared to a net loss of $7.3 million for the three-month period ended November 30, 2000.

Nine-Month Period Ended November 30, 2001 Compared to the
Nine-Month Period Ended November 30, 2000

  Net operating revenues. The Company generated net consolidated operating revenues of $96.7 million during the nine-month period ended November 30, 2001 compared to $124.0 million during the nine-month period ended November 30, 2000. St. Louis casino operations contributed an increase in operating revenues of $13.8 million offset by a decrease in operating revenues of $0.6 million in Biloxi. Excluding the Davenport and Gateway operations, operating revenues were $96.0 million for the nine-month period ended November 30, 2001, compared to $82.8 million for the nine-month period ended November 30, 2000, an increase of $13.2 million, or 15.9%.

  Gaming revenues from the Company's St. Louis casino operations increased $14.5 million, or 33.6% during the nine-month period ended November 30, 2001, compared to the nine-month period ended November 30, 2000. Based on adjusted gross receipts statistics published by the Missouri Gaming Commission, the St. Louis operations have experienced an increase in market share to approximately 10% from approximately 8% for the same nine-month period of the prior year. Management believes this increase is primarily attributable to the relocation of the "Admiral" and an improved slot product which takes advantage of the August 2000 change in the Missouri gaming regulations, improving the ease of playing multiple coin slot machines. Additionally, the St. Louis casino operations has increased staffing levels, focusing on providing a heightened level of quality guest service. Gaming revenues at the Company's Biloxi operations decreased $0.6 million for the nine-month period ended November 30, 2001 compared to the nine-month period ended November 30, 2000.

  The Company's revenues from food and beverage were $10.9 million for the nine-month period ended November 30, 2001, compared to $15.3 million for the nine-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, revenues from food and beverage were $10.5 million for the nine months ended November 30, 2001 compared to $9.7 million for the nine-month period ended November 30, 2000, an increase of $0.8 million or 8.2%. Both the St. Louis and the Biloxi properties experienced increases in food and beverage revenue $0.4 million, with both properties primarily attributing the increase to an increase in number of passengers.

  The Company's revenues from hotel, retail and other were $8.6 million for the nine-month period ended November 30, 2001, compared to $10.7 million for the nine-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, revenues from hotel, retail and other were $8.2 million for the nine months ended November 30, 2001 compared to $7.6 million for the three-month period ended November 30, 2000, an increase of $0.6 million or 7.9%. The increase was primarily attributable to an increase of retail and other revenue of approximately $0.6 million and an increase in parking revenue in St. Louis as a result of St. Louis controlling valet parking since the move of the "Admiral" in December 2000. Retail and other revenue in Biloxi increased primarily as a result of a favorable settlement of a lawsuit, partially offset by a decrease in golf revenue, resulting primarily from the reopening of a competitive golf course in the market.

  Promotional allowances were $16.4 million for the nine-month period ended November 30, 2001, compared to $22.0 million for the nine-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, promotional allowances increased $2.1 million, or 14.7%. Promotional allowances in St. Louis and Biloxi increased approximately $1.7 million and $0.4 million, respectively. In St. Louis, the increase is primarily the result of (i) an increase in the cash-back and coupon components of the Company's players' programs as a result of increased slot revenue and (ii) an increase in valet parking and resulting promotional allowances at the new location. In Biloxi, promotional allowances increased primarily as a result of responses to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $54.0 million during the nine-month period ended November 30, 2001, compared to $66.3 million during the nine-month period ended November 30, 2000. The sale of the Davenport operations contributed to $19.4 million of the decrease. The decrease in gaming costs was partially offset by increases in gaming costs attributable to: (i) a $6.8 million increase in St. Louis for those costs directly affected by the increased revenue levels, such as gaming and admission taxes, and increased payroll costs, and (ii) an increase of $0.2 million in Biloxi. Excluding Davenport, as a percentage of gaming revenues, gaming costs decreased to 57.6% during the nine-month period ended November 30, 2001 from 58.9% during the nine-month period ended November 30, 2000.

  The Company's consolidated food and beverage expenses were $7.3 million for the nine-month period ended November 30, 2001, compared to $10.4 million for the nine-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, food and beverage expenses were $7.1 million for the nine-month period ended November 30, 2001, compared to $6.6 million for the nine-month period ended November 30, 2000, an increase of 7.6%. The increase is primarily the result of an increase in the number guests served and improvements made to the dining facilities at both locations.

  The Company's consolidated hotel, retail and other expenses were $3.2 million for the nine-month period ended November 30, 2001, compared to $4.2 million for the nine-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, hotel, retail and other expenses were $3.0 million for both nine-month periods ended November 30, 2001 and 2000.

  The Company's consolidated selling, general and administrative expenses were $24.4 million during the nine-month period ended November 30, 2001, compared to $32.2 million during the nine-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, selling, general and administrative expenses were $24.2 million during the nine-month period ended November 30, 2001, compared to $22.7 million during the nine-month period ended November 30, 2000, an increase of $1.5 million, or 4.8%. The Company's St. Louis casino operations experienced an increase of $1.3 million in selling, general and administrative expense primarily due to increases in revenues. The Company's Biloxi operations had an increase of $0.8 million primarily as the result of increased legal fees resulting from the bankruptcy filing of PBLLC, an increase in repairs and maintenance expenses at the hotel and an increase in utility expense resulting from weather conditions. The Corporate leasing operation experienced a decrease of $0.2 million of selling, general and administrative expense. During the current year the "Surfside Princess" (formerly the "New Yorker") was operated under the terms of an installment sale agreement for 5.5 months, during which time the Company incurred no maintenance costs on the vessel. On October 3, 2001, the Company repossessed the vessel and incurred the costs associated with the repossession and ongoing maintenance costs since that time. The Company continues to incur expenses of this nature pending the resolution of the ongoing default by the buyer on the original installment sale and related litigation. The Company has instituted legal actions against the parties from whom the vessel was repossessed to recover the costs associated with the repossession. There can be no assurance that such actions will be successful. During the prior nine-month period the Company had nine full months on ongoing maintenance costs. Corporate administration contributed a decrease of $0.5 million in overhead. The reduction was primarily the result of a decrease of $0.3 million in payroll related costs as a result of a reduction in number of Corporate personnel.

  Depreciation and amortization expense was $6.3 million for the nine-month period ended November 30, 2001, compared to $8.3 million for the nine-month period ended November 30, 2000, a decrease of $2.0 million. The Davenport operations and the leasing operations ceased depreciating assets as of June 30, 2000 and August 31, 2000, respectively, based on management's decision to sell the assets. The Davenport and leasing operations contributed combined depreciation expense of $2.7 million for the nine-month period ended November 30, 2000. These decreases were partially offset by an increase of $0.9 million at the Company's St. Louis casino operations as a result of asset additions related to the relocation of the "Admiral."

  During the nine-month period ended November 30, 2000, the Company incurred $11.4 million expense for impairment of long-lived assets, and incurred no comparable expense during the nine-month period ended November 30, 2001. Management evaluates the net realizable value of its assets based on their intended future use, market conditions and offers made to purchase such assets. As a result, during August 2000, the Company recorded an impairment of long-lived assets of $11.4 million on two casino vessels not in use by the Company's operations and accounted for in the Company's leasing segment.

  Operating (loss) income. As a result of the foregoing items, the Company had operating income of $1.1 million during the nine-month period ended November 30, 2001, compared to an operating loss of $9.0 million during the nine-month period ended November 30, 2000.

  Gain (loss) on disposal of property and equipment. The Company had a gain on disposal of assets of $0.8 million for the nine-month period ended November 30, 2001, primarily as a result of the sale of the Gateway assets, compared to a gain on disposal of assets of $34.3 million during the nine-month period ended November 30, 2000, primarily as the result of the sale of the Davenport assets.

  Interest expense, net. The Company incurred net interest expense of $10.5 million during the nine-month period ended November 30, 2001, compared to $15.2 million during the nine-month period ended November 30, 2000, a decrease of $4.7 million or 30.9%. The decrease in interest expense is the result of
(i) $3.3 million decrease in interest expense resulting from the November 2000 $25.0 million principal payment on the Senior Exchange Notes and the Secured Notes, (ii) $0.9 million decrease in interest expense related to the PBLLC note, as a result of a decrease in the variable interest rate, partially offset by interest accruing on the $7.0 million loan fee and the implementation of the default interest rate on the original loan, and (iii) a combined decrease of $0.4 million as a result of the payment of the outstanding principal on the "President Casino-Broadwater" note and TCG's line of credit in October 2000. Additionally, the net decrease in interest expense was attributable to $0.5 million increase in interest income related to the installment sale of the M/V "Surfside Princess," partially offset by a decrease in interest income of $0.3 million in the current year as a result of the cash balance from the proceeds of the sale of the Davenport operations in the prior year.

  Minority interest expense. The Company incurred $0.9 million minority interest expense for the nine-month period ended November 30, 2001, compared to $3.0 million for the nine-month period ended November 30, 2000. The decrease is the result of selling the assets of the Company's 95% owned partnership in Davenport and a decreased interest rate on the redeemable priority return on the PBLLC minority interest.

  Net loss. The Company incurred a net loss of $9.5 million for the nine-month period ended November 30, 2001, compared to net income of $7.2 million for the nine-month period ended November 30, 2000. Excluding the Davenport and Gateway operations, the Company incurred a net loss of $3.01 million for the nine-month period ended November 30, 2001, compared to a net loss of $31.0 million for the nine-month period ended November 30, 2000.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 on outstanding debt. The debt consists of 13% Senior Notes due September 15, 2001 and 12% Secured Notes due September 15, 2001, of which $56.2 million and $18.8 million is outstanding, respectively.

  By suspending the interest payments on the Senior Exchange Notes and Secured Notes until such time as either a restructuring plan has been negotiated and implemented or the Company pursues a voluntary liquidation of assets approved by its lenders, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the period and does not anticipate any adverse impact on its operations, customers or employees. However, costs previously incurred and which will be incurred in the future in connection with any restructuring or liquidation plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness and that lenders will allow the Company to liquidate assets voluntarily or that its liquidity and capital resources will be sufficient to maintain its normal operations during the period.

  The Company requires approximately $6.0 million of cash to fund daily operations. As of November 30, 2001, the Company had $2.9 million of non-restricted cash in excess of the $6.0 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management believes that unless the debt holders take further action with respect to the Company's defaults, its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operating properties but not meet all its obligations for borrowed money. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing. The Company may be limited in its ability to raise cash through additional financing.

  The Company had $4.2 million in restricted cash as of November 30, 2001. Of that amount, $2.7 million relates to the Broadwater Property. Revenues from the Broadwater Property are controlled pursuant to a cash collateral agreement. Such revenues include the operations of the hotels and golf course and $2.9 million of annual proceeds from rental of the Biloxi casino's mooring site. Pursuant to the terms of the agreement, expenditures are limited to the operating expenses and capital improvements of the Broadwater Property. Additionally, TCG, the Company's 95% owned limited partnership, had $1.5 million of restricted cash which is being held pending the outcome of the litigation, "Whalen IV." The funds are restricted pursuant to an injunction obtained by the plaintiff in this action to serve as a source of potential recovery. See the description of such litigation in "Notes to the Condensed Consolidated Financial Statements - 5. Commitments and Contingent Liabilities" contained elsewhere herein.

  The Company had $0.8 million in restricted short-term investments as of November 30, 2001. This consists of certificates of deposit which guarantee certain performance obligations of the Company.

  The Company used $1.4 million of cash in operating activities during the nine-month period ended November 30, 2001, compared to using $8.5 million during the nine-month period ended November 30, 2000. The March 15, 2001 payment of interest on the Senior Exchange Notes and Secured Notes contributed $5.4 million to the use of cash for the nine-month period ended November 30, 2001. There was no comparable payment made during the nine-month period ended November 30, 2000 due to the Company defaulting on the interest payments in the prior year.

  Investing activities of the Company generated $4.3 million of cash during the nine-month period ended November 30, 2001, compared to generating $43.6 million in investing activities during the nine-month period ended November 30, 2000. During the nine-month period ending November 30, 2001, restricted short-term investments of $5.4 million matured. These investments were restricted for the aforementioned March interest payment. The Company expended $3.4 million on gaming equipment and capital improvements, of which approximately $1.6 million and $1.8 million was expended in St. Louis and Biloxi, respectively. The Company generated $1.7 million of cash during the nine-month period ended November 30, 2001 from the sale of its Gateway operations and $0.7 million during the same period from the installment sale of the M/V "Surfside Princess." During the prior nine-month period, the Company generated $58.2 million in cash from the sale of the Davenport assets partially offset by expenditures on property and equipment of $8.4 million and the purchase of short-term investments of $5.6 million.

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and non-refundable when the Indebtedness became due. Neither the Indebtedness nor the loan fee payments were made on the due date and both the Indebtedness and the loan fee are in default. Effective on the default date, penalty interest at an annual rate of 4.0% is due in addition to interest at the stipulated rate on the $30.0 million principal balance. Additionally, PBLLC is accruing, but has not paid, interest on the unpaid loan fee at the stipulated rate since the date of default. PBLLC continued to make the monthly interest payments accruing on the $30.0 million principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. The bankruptcy is proceeding and the Company anticipates that the subsidiary will ultimately emerge from bankruptcy with restructured debt obligations. The Company is unable to offer any assurance that this will occur or that the restructured debt, if it is restructured, will be paid in accordance with its revised terms.

  The 7.18% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constitutes a default under this note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of November 30, 2001, the Company had $114.3 million of debt, including a loan fee of $7.0 million associated with the $30.0 million note of the Broadwater Property. Of this amount $75.0 million bears interest at fixed rates. The remaining $39.3 million bears interest at variable rates. The $30.0 million Broadwater Property note payable and associated $7.0 million loan fee bear interest at a stipulated variable rate at the greater of (i)

8.75% or (ii) 4.0% plus the LIBOR 30-day rate. The M/V "President Casino-Mississippi" note payable of $2.3 million bears interest at 2.0% over the prime rate of J.P. Morgan Chase & Company. As of November 30, 2001, the average interest rate applicable to the debt carrying variable rates was 11.71%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of November 30, 2001, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. The Company also did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. In November 2000, the Company paid (i) $12.8 million interest and (ii) $18.75 million and $6.25 million principal on the Senior Exchange Notes and Secured Notes, respectively. Additionally, the Company was unable to make the interest and principal payments of $4.8 million and $75.0 million, respectively, due September 15, 2001. Total arrearage as of January 14, 2001, is $56.25 million of principal and $6.3 million of interest on the Senior Exchange Notes and $18.75 million of principal and $1.9 million of interest on the Secured Notes.

  Additionally, PBLLC did not pay the $30.0 million note and the associated $7.0 million loan fee due July 22, 2000, related to the Broadwater Property. PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. PBLLC continued to make the monthly interest payments related to the $30.0 million note through April 19, 2001, at which time the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. In order to be in compliance with accounting principles generally accepted in the United States of America, PBLLC continues to accrue interest under the terms of the

Indebtedness. Management believes that actual interest and penalties that will be determined by the bankruptcy judge may be an amount less than that being accrued. Total accrued arrearage as of January 14, 2001, is $37.0 million of principal and $4.8 million of interest and fees.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: January 14, 2002                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer