Form 10-K
period 2002-02-28
PRESIDENT CASINOS INC
filed 2002-05-29
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 28, 2002
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. / /

  As of May 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,159,418.*

  As of May 28, 2002, the number of shares outstanding of the Registrant's Common Stock was approximately 5,033,161.

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                 DOCUMENTS INCORPORATED BY REFERENCE - None.

                                     PART I

Item 1. and Item 2.  Business and Properties.

General

  President Casinos, Inc. owns, operates and develops dockside gaming casinos through its subsidiaries (collectively, the "Company"). The Company's current gaming facilities and operations are summarized as follows:

  Biloxi, Mississippi
    Operating entity                  - The President Riverboat Casino-
                                        Mississippi, Inc.
    Vessel                            - "President Casino-Broadwater"
    Slots                             -    890
    Gaming tables                     -     38
    Opening of casino                 - August 13, 1992
    Opening of current facility       - June 30, 1995

  St. Louis, Missouri
    Operating entity                  - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "Admiral"
    Slots                             -  1,254
    Gaming tables                     -     48
    Opening of casino without slots   - May 27, 1994
    Opening of casino with slots      - December 9, 1994

  In addition to its gaming operations, the Company owns and manages certain hotel and ancillary facilities associated with its casino operations in Biloxi, Mississippi. The Company also from time to time charters certain of its unused vessels to third parties.

  The Company was incorporated in the State of Delaware in June 1992 and completed the initial public offering of its Common Stock in December 1992. The Company is the successor to businesses operated in St. Louis, Missouri since 1985 and Biloxi, Mississippi since August 1992. The Company's principal executive offices are located in an approximately 36,000 square foot building owned by the Company at 802 North First Street, St. Louis, Missouri 63102, of which the Company occupies approximately 30,800 square feet and leases the remainder to an unrelated party. The Company's telephone number is (314) 622-3000. Information regarding the Company can be found at its web page www.presidentcasino.com.

  On October 10, 2000, the Company sold the assets of its former Davenport, Iowa casino and hotel operations for aggregate consideration of $58.2 million in cash. The Company recognized a gain of approximately $34.5 million on the transaction. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Blackhawk Hotel operations in Davenport, which were also sold in the transaction, were managed by a wholly-owned subsidiary of the Company.

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provide dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The transaction was consummated on July 17, 2001. The Company recognized a gain of $0.8 million on the sale of these assets.

  The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations and sustain its operations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000 on its $75.0 million 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25.0 million 12% Secured Notes (the "Secured Notes," and collectively with the Senior Exchange Notes, the "Notes"). Under the Indentures pursuant to which the Senior Exchange Notes and the Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes have been notified of the defaults and have instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and interest payments due March 15, 2002, on its Senior and Secured Notes. As of February 28, 2002, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  To date, the proposed restructuring has not been implemented and the Company is continuing discussions with the Noteholders. The Company has informed the Noteholders that the Company intends to continue with the sale of certain properties and the pursuit of refinancing opportunities as primary sources of retiring debt obligations. In July 2001, the Company completed the sale of its non-gaming cruise operations in St. Louis, Missouri for $1.7 million. The Company is continuing its efforts to identify purchasers for other assets available for sale. Management is unable to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and Secured Notes will result in any further action by the Noteholders or whether the Notes can be restructured or refinanced under terms satisfactory to the Company and the Noteholders.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, is in default under the terms of a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the bankruptcy court which allows PBLLC use of its cash collateral. See "Item 3. Legal Proceedings." The bankruptcy is proceeding and the Company anticipates that the subsidiary will ultimately emerge from bankruptcy with restructured debt obligations. The Company is unable to offer any assurance that this will occur or that the restructured debt, if it is restructured, will be paid in accordance with its revised terms.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under the terms of its $2.2 million M/V "President Casino-Mississippi" note.

  Management is pursuing various strategic financing alternatives in order to fund its debt obligations and the Company's continuing operations. The Company is pursuing alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including refinancing its debts, selling or chartering assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

  Current Operations

  The Company's management views its current operations in three operating segments: Biloxi Operations, St. Louis Operations and, to a much lesser extent, Corporate Leasing Operations, each of which is discussed more fully below. Prior to the sale of the Company's Davenport properties in fiscal 2001, Davenport operations were considered to be a fourth operating segment. Revenues, results of operations and identifiable assets of each of these segments can be found in Note 13 of the accompanying consolidated financial statements.

  St. Louis, Missouri Operations

  In May 1994, the Missouri Gaming Commission licensed the Company to conduct dockside gaming operations on the Company-owned vessel, "Admiral," in St. Louis through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). The Company's initial license was subsequently renewed and was last renewed in May 2002 for a period of two years. The "Admiral" is approximately 400 feet long, continuously docked north of the base of the Gateway Arch in Laclede's Landing, at a mooring site subleased by the Company from the City of St. Louis Port Commission.

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

Louis. This site is also less susceptible to the negative economic impact and to flooding than the previous mooring site.

  The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8.7 million. Under the terms of the agreement, the City funded $3.0 million of the relocation costs, $2.4 million of which amount was financed through bank debt. The Company paid for the remaining costs. It is anticipated that the City will repay the debt from annual allocations of $0.6 million from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of February 28, 2002, the Company guaranteed balance was $1.6 million.

  Rent under the terms of the new lease consists of base rent plus a percent of adjusted gross receipts. The base rent is $27,000 annually and is subject to rate change every five years based on the recommendation of the Port Commission. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80.0 million, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80.0 million but which are equal to or less than $100.0 million, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100.0 million.

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

  During the summer of 1998, all Missouri casinos in the St. Louis market, except the "Admiral," migrated from a manual/paper system of regulating the Missouri $500 loss limit to an electronic system. This paperless loss tracking system is more accommodating to guests and allows for the use of bill validators on slot machines, a convenience that the "manual/paper" system does not accommodate. The slot machines offered by the "Admiral" lacked bill validators until the end of August 2000. As a result, the Company could not provide guests the convenience of using bill validators nor adapt to the paperless loss tracking system, putting the "Admiral" at a significant competitive disadvantage with the other casinos in the market. Effective August 28, 2000, Missouri began to allow credits generated through use of the bill validators to go directly to the slot "credit meter" for use by the guests. Previously, a guest using a bill validator received tokens in the tray and fed these tokens into the machine. The regulatory change provided a significant added convenience to slot players.

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

  Prior to July 1997, the Company was party to an operating lease with BH Acquisition Corporation ("BHAC") for its Biloxi mooring site, parking facilities, offices and a warehouse. BHAC was a wholly-owned entity of John
E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. Rent under the operating lease agreement was approximately $3.0 million annually, on a triple net basis. In July 1997, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, and a wholly-owned entity of Mr. Connelly which has certain preferred rights to certain cash flows, acquired the real estate and improvements from BHAC for $40.5 million. The property comprises approximately 260 acres and includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater," two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property").

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

  During August 1992, BHAC entered into a ten-year lease agreement with the State of Mississippi for the tidelands (the "Tidelands Lease") for an annual rental fee of $295,000, with an option for a renewal term of five years, subject to renegotiation of the annual rent. In November 1993, the Tidelands Lease was amended to allow a new or second vessel to be moored, among other items, for an annual rent of $525,000. Effective in August 1995, in conjunction with the replacement of the M/V "President Casino-Mississippi" with the "President Casino-Broadwater," BHAC exercised its rights under the agreement and the Company's annual rent increased to $525,000. Effective August 1997, the state adjusted the annual rent to $598,000 in accordance with the terms of the lease.

  During December 1996, BHAC entered into a 40-year lease agreement (the "Fast Lands Lease") with the State of Mississippi for the fast lands for an annual rental fee of $21,000, adjustable every five years as defined in the lease agreement. Concurrent with the purchase of PBLLC, BHAC sold its interest in the Tidelands Lease and the Fast Lands Lease to PBLLC.

  Leasing Operations

  In addition to the vessels currently owned and utilized in its gaming operations, the Company owns the M/V "President Casino-Mississippi" and the M/V "Surfside Princess" (formerly the "New Yorker").

  The M/V "President Casino-Mississippi" was previously utilized at the Company's Biloxi and Davenport operations. The M/V "President Casino-Mississippi" is 292-feet long and 65-feet wide, containing approximately 22,000 square feet of gaming space on three decks and formerly accommodated 620 slot machines and 43 table games. The Company is currently seeking to sell or charter this vessel.

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess". Under the terms of the agreement, the Company would receive an aggregate of $9.0 million principal installment payments over a period of thirty months commencing on March 29, 2001, which included a final principal balloon payment of $4.4 million due October 2003. The note bore an annual interest rate of 10.5%. On October 3, 2001, the Company terminated the installment sale agreement and repossessed the M/V "Surfside Princess," due to the inability of the purchasing party to meet the terms of the agreement. Management intends to continue to aggressively seek another buyer or find other uses for the vessel. See "Item 3. Legal Proceedings."

Potential Growth Opportunities

  The Company continues to selectively explore gaming developments in current gaming markets. Pursuit of such opportunities by the Company is dependant upon a number of economic and regulatory factors including the Company's ability to secure required federal, state and local governmental licenses and approvals and the availability of financing for such projects on acceptable terms. In addition, the Company is subject to intense competition for the development of new gaming opportunities from companies that have significantly greater financial, marketing and other resources than the Company. Accordingly, there can be no assurance that the Company will be able to pursue successfully other gaming opportunities or recover its investment in any such new opportunities.

  Biloxi, Mississippi Development

  As discussed in "Current Operations-Biloxi, Mississippi," in July 1997, the Company purchased the Broadwater Property in Biloxi for $40.5 million. The property comprises approximately 260 acres and includes two hotels, an adjacent 18-hole golf course and a 111-slip marina. The marina is the site of the Company's Biloxi casino operations and was formerly leased by the Company under a long-term lease agreement.

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

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources ("DMR") for development of the full-scale destination resort. This was the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers (the "Corps") and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Environmental Impact Statement ("EIS"). The Company has received the Draft EIS, the notice of which was posted in the Federal Register in June 2000 for public comment. The comment period has been closed and the Company is currently working with the Corps to resolve the comments in order to facilitate the completion of the Final EIS.

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

Marketing and Sales

  The Company targets its marketing efforts at middle income, recreational gaming customers. The Company relies on a mix of billboards, television, radio and print advertisements in both the local and regional markets to attain a high recognition level. The Company also has preferred slot player programs, together with electronic slot player tracking, a table player tracking and rating system, hosts, gaming tournaments, special events, direct mailing, telemarketing and other casino marketing techniques to identify, recognize and cultivate frequent and better casino customers. This effort is supported by direct marketing, a targeted trade advertising schedule and attendance at industry trade shows and sales gatherings. The Company also utilizes its web site at www.presidentcasino.com to enhance its marketing programs.

Regulatory Matters

  Gaming Regulations

  General. The ownership and operation of gaming facilities are subject to extensive state and local regulation. The Company's Biloxi gaming operations are regulated by the Mississippi Gaming Commission and its St. Louis gaming operations are regulated by the Missouri Gaming Commission. As a condition to obtaining and maintaining a gaming license, the Company must pay fees and taxes, observe stringent regulations on operations, submit and update comprehensive applications and submit detailed financial, operating and other reports to each such Commission. Each such Commission has broad powers to suspend or revoke licenses in which event operations would be terminated or suspended. In addition, substantially all of the Company's material transactions are subject to prior notice to review, and in some instances, approval by such Commission. Any person acquiring 5% or more of the Common Stock or equity securities of any gaming entity must be found suitable by the appropriate regulatory body.

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

  The Company, its subsidiaries, its employees and other individuals or entities having material relationships with the Company are required to obtain and hold various licenses and approvals in Mississippi and Missouri and will most likely be required to do so in each other jurisdiction in which the Company may conduct a gaming operation. If a gaming authority were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue to have a relationship with the Company, the Company would have to suspend or dismiss such person. The failure of the Company, or any of its key personnel, to obtain or retain a license in any jurisdiction could have a material adverse effect on the Company and its prospects or its ability to obtain or retain licenses in other jurisdictions. Generally, regulatory authorities have broad discretion in granting, renewing and revoking licenses. Moreover, any jurisdiction into which the Company may seek to expand its gaming operations may require the Company to apply for and obtain regulatory approvals with respect to the construction, design and operational features of the structure it intends to utilize. Obtaining such licenses and approvals may be costly, time consuming and cannot be assured.

  The Company may be subject to substantial fines for each violation of a gaming law or regulation. In addition, a violation of a gaming law or regulation may subject a license to suspension or revocation. Limitation, conditioning or suspension of a gaming license could (and revocation of any gaming license would) materially adversely affect the financial position and results of operations of the Company.

  Missouri Gaming Regulations. Gaming on the Missouri and Mississippi Rivers in the State of Missouri was originally authorized pursuant to a statewide referendum on November 3, 1992. On April 29, 1993, Missouri enacted revised legislation (as amended, the "Missouri Gaming Law") which amended the existing legislation. The Missouri Gaming Law also established the Missouri Gaming Commission (the "Missouri Commission"), which is responsible for the licensing and regulation, and enforcement with respect to some aspects of gaming in Missouri.

  Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future.
On November 25, 1997, the Missouri Supreme Court overturned a state lower court and held that a portion of the Missouri Gaming Law that authorized excursion gaming facilities in "artificial basins" up to 1,000 feet from the Mississippi or Missouri rivers was unconstitutional. This ruling created uncertainty as to the legal status of several excursion gaming riverboat facilities in the state; however, as President Missouri facilities were fully on the Mississippi River, they did not appear to be affected. On November 3, 1998, a statewide referendum was held, whereby the voters amended the constitution to allow "artificial basins" for existing facilities, effectively overturning the above Missouri Supreme Court decision. There can be no assurances that any future challenges, if brought, would not further interfere with full-scale gaming operations in Missouri, including the operations of President Missouri.

  Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities are subject to extensive state and local regulation. The Company, its parent, subsidiaries and certain of its officers and employees are subject to various regulations.

  President Missouri must be licensed by the Missouri Commission in order to conduct its operations. Licenses issued by the Missouri Commission to conduct gaming operations are subject to two year renewals and may not be transferred or pledged as collateral. In addition to the information required of the operator, the operator's directors, officers and other key persons (which include individuals and related companies designated by the Missouri Commission) must submit applications which include detailed personal and financial information and are subject to thorough investigations and licensing. Also, all gaming employees must obtain an occupational license issued by the Missouri Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Commission in the application. Applications filed with the Missouri Commission are continuously "pending" and any issue may be reopened at any time. License fees are a minimum of $25,000 annually after the initial license application. In addition, each licensee must pay the entire cost of Missouri Highway Patrol officers and gaming enforcement agents assigned to it. President Missouri was re-licensed by the Missouri Commission in May 2002.

  The Missouri Gaming Law regulations impose restrictions on the use and transfer of the gaming licenses as well as limitations on transactions engaged in by licensees. The Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to, and approval by, the Missouri Commission: any transfer or issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest, any private incurrence of debt by the licensee or any holding company of $1.0 million or more, any public issuance of debt by a licensee or its holding company, and certain defined "significant related party transactions." In addition, the licensee must notify the Missouri Commission of other transactions, including the transfer of five percent or more of an ownership interest in the licensee or holding company, and any transaction of at least $1.0 million. The restrictions on transfer of ownership apply to the parent as well as the direct licensee, President Missouri. Gaming equipment and corporate stock of some licensees may not be pledged except in narrow circumstances and subject to some regulatory conditions.

  The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer per excursion that licensees must pay to the Missouri Commission, a 20% tax on adjusted gross receipts (in addition to other state taxes and license fees), requirements regarding minimum payouts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Commission for all costs of all Missouri Commission staff, including Missouri Highway Patrol Officers, necessary to protect the public on the licensee's riverboat.

  Licensees must also submit monthly and annual reports of financial and statistical data and quarterly and annual audited financial information and compliance reports to the Missouri Commission and pay the associated auditing fees.

  Other areas of operation which are subject to regulation under the Missouri Gaming Law rules are the color, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The internal operating procedures and controls of each facility are subject to the approval of the Missouri Commission. The purchase and sale of slot machines and other gaming equipment is subject to regulation, and must be purchased from a licensed supplier. The Missouri Commission requires comprehensive safety inspections and compliance with local ordinances and federal safety requirements. The Missouri Commission regulates security and surveillance, and the control of cash and chips. Liquor licenses are issued and regulated by the Missouri Commission, not local or other state agencies.

  The Missouri Commission has the authority to investigate any potential violation of the Missouri Gaming Law. In addition, the Missouri Commission may take enforcement action against a licensee for the failure of that licensee to comply with any other law.

  The Missouri Commission has the power and broad discretion in exercising this power to revoke or suspend gaming licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations promulgated thereunder. These penalties may include forfeiture of all gaming equipment used for improper gaming and fines of up to three times a licensee's highest daily gross adjusted receipts during the preceding twelve months.

  Although the Missouri Gaming Law does not limit the amount of riverboat space that may be used for gaming, the Missouri Commission is empowered to impose such space limitations through the adoption of rules and regulations. The Missouri Gaming Law provides for a loss limit of five hundred dollars per person per each two-hour gaming session. In order to establish an excursion schedule which allows patrons to enter and exit the gaming floor at any time during the excursion, the licensee must prove to the Missouri Commission that it can enforce the $500 loss limit.

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

  Licenses to conduct gaming operations in the State of Mississippi are not transferable and are required to be renewed on a periodic basis. The Mississippi Commission may at any time revoke, suspend, condition, limit or restrict a license or deny approval to own shares of stock in the Company or President Mississippi for any cause it deems reasonable.

  The Mississippi Gaming Law imposes state and local gaming taxes of approximately 12% of gaming revenues. In addition, certain other fees are imposed.

  The Mississippi Commission has the authority to require a finding of suitability with respect to any Company or President Mississippi stockholder regardless of such stockholder's percentage of ownership. The stockholder is required to pay all costs of investigation. In this regard, the Company's Restated Certificate of Incorporation provides that the Company may redeem any shares of the Company's capital stock held by any person or entity whose holding of shares may cause the loss or non-reinstatement of a governmental license held by the Company. Such redemption shall be at fair market value, as defined in the Company's Restated Certificate of Incorporation, regardless of the price the stockholder paid for the shares. Mississippi law also contains a provision which requires any Company or President Mississippi stockholder found unsuitable by the Mississippi Commission to immediately offer its shares to the Company/President Mississippi for purchase and the Company/President Mississippi to purchase the shares for cash within ten days of the offer. In either case, the stockholder is required to pay all costs of investigation. In addition, any individual who is found to have a material relationship to, or material involvement with, the Company or President Mississippi may be required to be investigated in order to be found suitable or to be licensed as a business associate. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company or President Mississippi may be deemed to have such a relationship or involvement.

  In connection with President Mississippi's license, the Company and President Mississippi are required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by President Mississippi and the Company must be reported to or approved by the Mississippi Commission. In addition, the Mississippi Commission regulates the Company's ability to engage in certain types of transactions. For example, a change in control of the Company or a plan of reorganization (as defined in the Mississippi Commission regulations) by the Company may not occur without the prior approval of the Mississippi Commission. Similarly, Mississippi gaming legislation requires that each person employed by President Mississippi as a gaming employee obtain a valid work permit issued by the Mississippi Commission.

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

  A 1998 amendment to a Mississippi Commission regulation requires as a condition of licensure or license renewal that a gaming establishment's development plan include a 500-car or larger parking facility in close proximity to the casino complex and infrastructure facilities, the expenditures for which will amount to at least 100% of the higher of the appraised value or construction cost of the casino. The regulation formerly required infrastructure expenditures amounting to 25% of the casino cost.
Such infrastructure facilities shall include any of the following: a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Commission may in its discretion reduce the number of rooms required, where it is shown to the Mississippi Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load, and parking spaces may also be reduced as needed for small casinos. Because the amended regulation "grandfathers" in existing licensees (and applicants for a license receiving a finding of site suitability from the Mississippi Commission) prior to February 20, 1999, the amendment imposes no new requirement on the Company or President Mississippi.

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

  Certain of the vessels operated by the Company must comply with U.S. Coast Guard requirements as to safety and must hold a Certificate of Inspection. Loss of a vessel's Certificate of Inspection would preclude its use as a motorized carrier of passengers. Every five years the vessels which require a Certificate of Inspection must undergo a hull inspection, which generally requires the vessel be dry-docked. Currently neither of the vessels on which the Company conducts gaming operations are subject to the regulations which require a Certificate of Inspection.

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

  Employees

  As of February 28, 2002, the Company had approximately 1,800 employees.

  In April 1999, certain gaming, service and maintenance employees of President Missouri ratified a three-year collective bargaining agreement setting out wages, benefits and other terms and conditions of employment. The labor agreement covers approximately 400 of the Company's 830 St. Louis employees.

Item 3.  Legal Proceedings.

Litigation

  --Whalen Litigation

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." ("Whalen III") was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claimed in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen sought as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. In November 1998, the District Court granted the Company's motion for summary judgment and dismissed Whalen's claim for conversion. Whalen appealed the District Court's decision. The Supreme Court of the State of Iowa reversed the order of the District Court, found that there had been committed the tort of conversion and remanded the case to the District Court to determine damages. PRC Iowa filed a Motion of Summary Judgment and Resistance to a Cross Motion of Summary Judgment on the Issues of Damages. On May 8, 2001, the District Court determined it was compelled by the Supreme Court decision to grant Whalen's motion and found PRC Iowa and J. Edward Connelly Associates, Inc. liable. The Court also denied the motion for Summary Judgment on damages of PRC Iowa. In addition, the Court denied Whalen's motion for Summary Judgment on the issue of damages. The Court held a bench trial on the issue of damages in December 2001, and entered an order on February 20, 2002 determining the amount of damages. In May 2002, the Company, its affiliates, Mr. Connelly and JECA reached a settlement with Whalen. Under the term of the settlement, Whalen agreed to release any claims he had against the Company, its affiliates, or Mr. Connelly or JECA with respect to any of the matters at issue in Whalen III as well as any claims with respect to the disposition of the remaining assets of TCG. The Company, its affiliates, Mr. Connelly and JECA agreed to release any claims they had against Whalen with respect to any matters at issue in the lawsuit. The Company and its affiliates agreed that Whalen would receive his share as limited partner of 5% of any distributions made to the partners of TCG and that PRC Iowa would pay Whalen $0.5 million in consideration of the settlement.

  "Michael L. Whalen v. The Connelly Group, LP, President Riverboat Casino-Iowa, Inc. and President Casinos, Inc.," No. 96350, Iowa District Court for Scott County ("Whalen IV"). This case followed Whalen III and represented an effort to prevent PRC Iowa as general partner of TCG from distributing the proceeds from the sale of the Davenport operations of TCG. While a substantial amount was distributed prior to the filing of this action, approximately $1.5 million remained undistributed as of February 28, 2002. Whalen IV sought injunctive relief to prevent its distribution until a judgment was entered in Whalen III. A temporary injunction was issued. Upon execution of the Settlement Agreement and Mutual Release in the aforementioned case, "Whalen III," Whalen and defendants jointly filed a stipulated consent order, releasing the injunction and dismissing the case with prejudice. Subsequently, TCG made a $1.4 million distribution to its partners, inclusive of Whalen's 5% share.

  --Poulos Litigation

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants have opposed it. Briefing has been completed. The presiding judge announced he had reached a decision on class certification but had placed it under seal pending appointment of a new judge. If a new judge is not appointed, he will unseal his decision. Extensive paper discovery has occurred. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  --Mizel Shareholder Derivative Action

  A shareholder derivative suit captioned "Mizel v. John E. Connelly et. al." was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort, Broadwater Towers and a related golf course, from an entity controlled by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, an award of damages to the Company and attorneys' fees and costs. The Company filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. The court denied the motion. The Company has made substantial paper discovery in response to requests for production. The Company filed a motion to dismiss for failure to join an indispensable party, PBLLC. This motion was denied. A motion for summary judgment was also denied. Trial is set for July 8, 2002. Based on management's evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously. The suit is covered under the Company's directors and officers insurance policy. Because this is a derivative action, the result of a successful judgment would be a reimbursement to the Company from the Directors on account of their alleged breaches of their duty to exercise an informed business judgment and because of their waste of corporate assets.

  --"New Yorker" Charter Litigation

  On March 29, 2001, President Riverboat Casino-New York, Inc. ("President New York") entered into a Bareboat Charter and Purchase Agreement ("Charter") for the M/V "New Yorker" (renamed the M/V "Surfside Princess") ("Vessel") with Southern Gaming, LLC ("Southern Gaming") and its assignee Southern Texas Gaming, LLC ("Southern Texas") (collectively, "the Charterers"). On October 12, 2001, President New York sued the Charterers in the United States District Court for the Middle District of Florida ("President Riverboat Casino-New York, Inc. v. Southern Texas Gaming, LLC et al.," No. 6:01-CV-1204-ORL-31KRS) ("Charter Action"). The Charter Action seeks compensatory damages, interest and attorneys fees for breaches by the Charters of the Charter.

  President New York took possession of the Vessel and obtained a maritime writ of attachment against gaming devices and money located on the Vessel. Gaim-Ko, Inc. ("Gaim-Ko"), which claims to be the owner of the gaming devices, contested the attachment. A Magistrate issued a report and recommendation on November 27, 2001 recommending that the attachment be vacated. President New York has filed objections to the recommendation and also filed a separate motion for release and removal of the gaming devices from the Vessel. Gaim-Ko has filed a separate motion seeking damages and attorneys fees from President New York for its actions in previously removing the gaming devices under the original writ of attachment. President New York also filed a motion for summary judgment against Southern Texas and Southern Gaming on its breach of contract claim. All of these motions, and President New York's objections to the Magistrate's recommendation, are now pending before the District Judge.

  On October 19, 2001, Southern Texas filed an action in admiralty in the United States District Court for the Middle District of Florida ("Southern Texas Gaming, LLC v. M/V Surfside Princess et al.," No. 6:01-CV-1228-ORL-31KRS) ("Admiralty Action") alleging that President New York breached the Charter by unlawfully terminating it and retaking possession of the Vessel. Southern Texas seeks compensatory damages, arrest of the Vessel, and appointment of a substitute custodian of the vessel. The Magistrate issued a warrant for the arrest of the Vessel on December 3, 2001. The company that managed the Vessel during the Charter, Sophlex Enterprises, Inc., ("Sophlex") intervened in the case and sought to be appointed as substitute custodian, a request which President New York supported. The Court granted that request on January 8, 2002.

  This case was consolidated with the Charter Action on January 7, 2002. President New York has since entered into an agreement with Sophlex regarding the payment of crew wages. Gaim-Ko has also intervened in the case with claims against President New York for wrongful attachment.

  President New York filed a separate lawsuit in the United States District Court for the Eastern District of Missouri against the principals of Southern Gaming who personally guaranteed the obligations of Southern Gaming under the Charter ("President Riverboat Casino-New York v. Ferrell et al.," No. 4:01CV01982ERW) ("Guaranty Action"). The Guaranty Action remains pending.

  --General

  The Company is also from time to time party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. Based on the advice of legal counsel, management does not believe that the outcome of such litigation will have a material adverse effect on the Company.

Other

  --Biloxi Bankruptcy Action

  On April 19, 2001, PBLLC (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. That same day, the Bankruptcy Court authorized the Debtor's interim use of cash collateral pursuant to a Cash Collateral Stipulation and Agreement between the Debtor and its largest creditor, Lehman Brothers Holdings Inc. ("Lehman"). Subsequent orders of the Bankruptcy Court have extended the Debtor's authorized use of cash collateral indefinitely until further order of the Court. The Debtor is operating its businesses and managing its properties as a debtor-in-possession, and no trustee has been appointed in the Debtor's case. The first meeting of creditors was held on June 21, 2001, and an official committee of unsecured creditors (the "Creditors Committee") has been appointed in the case. The Bankruptcy Court fixed August 20, 2001 as the final date for creditors to file proofs of claim in the Debtor's case, except that October 16, 2001 was fixed as the final date for governmental units to file proofs of claim. The Debtor is current with the filings of its monthly operating reports in the case, with the report for April 2002 having been filed on May 15, 2002. Within its exclusive period for filing a disclosure statement and plan of reorganization as set by the Bankruptcy Court, the Debtor filed its Debtor's Plan of Reorganization on October 31, 2001 (the "Plan") and its First Amended Disclosure Statement on February 7, 2002 (the "Disclosure Statement").

  The Plan provides that, following the confirmation of the Plan, PBLLC and the Company will enter into a loan agreement under which the Company will be obligated to loan to PBLLC such amounts as shall be necessary for PBLLC to make certain payments due under the Plan. Additionally, if the Plan is confirmed the Class B membership interest of PBLLC held by JECA (an entity controlled by Mr. Connelly, the Company's Chairman and Chief Executive Officer) will, in respect of its payment right against PBLLC of approximately $14.6 million, be entitled to receive in satisfaction thereof a cash payment of $1.5 million and a one-year interest bearing promissory note from PBLLC in the principal amount of $1.5 million. The Company would be required to loan such amounts to PBLLC to the extent that PBLLC is unable to fund such amounts.

  By its order dated February 20, 2002, the Bankruptcy Court approved the adequacy of the Disclosure Statement and established the procedure for creditors to vote to accept or reject the terms of the Plan by March 27, 2002. All voting ballots cast by creditors impaired under the Plan voted to accept the terms of the Plan, except that the ballot cast by Lehman as the only creditor in Class 7 of the Plan voted to reject the Plan. Lehman has also filed its objection to confirmation of the Plan. The Creditors Committee also filed an objection to confirmation, but an agreement in principle has been made by the Debtor and the Creditors Committee for resolving the Creditors Committee's objection by agreement. The Bankruptcy Court has set September 30, 2002 for commencement of the hearing on confirmation of the Plan, and the Debtor intends to prosecute the Plan toward confirmation under the "cram-down" provisions of Bankruptcy Code Section 1129(b) as quickly as practicable.
There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  By its letter dated April 19, 2002, Lehman asserted an indemnity claim against the Company and President Mississippi (the "Indemnitors') for "Incurred Costs" of $1.1 million through April 18, 2002, which Lehman allegedly incurred in connection with its claims against the Debtor in the Chapter 11 bankruptcy case of PBLLC, with such claim against the Indemnitors being alleged by Lehman to be based on a certain Indemnity and Guaranty Agreement dated July 22, 1997 of the Indemnitors in favor of Lehman. Such claim by Lehman against the Indemnitors duplicates a portion of the secured claim of Lehman against the Debtor in said Chapter 11 bankruptcy case. The Indemnitors have not yet responded to Lehman's letter dated April 19, 2002, but the Indemnitors presently intend to deny their obligation for the amount claimed by Lehman and to defend vigorously against their being required to pay same. Although the Company denies their obligation for the amount claimed by

Lehman, as of February 28, 2002, the Company has accrued $1.0 million for said costs.

  --St. Louis Administrative Action

  On May 1, 2001, the Missouri Gaming Commission issued a preliminary order of discipline in DC-01-004 - DC-01-012 proposing that the Company be assessed administrative penalties totaling $129,000 for numerous alleged violations of internal gaming control standards and one alleged violation of making political contributions prohibited by an ordinance of the City of St. Louis. None of the alleged violations of internal control standards involve any loss of funds or affect the integrity of gaming. The Company is contesting the proposed discipline. Management anticipates that these matters will be resolved with no material impact on its financial position.

  --General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Biloxi license was last renewed in April 2001 and expires April 2004. The St. Louis license was last renewed in May of 2002 and expires in May of 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

  The Company's Common Stock was delisted from the Nasdaq National Market effective the close of business November 19, 1998, because the Company no longer met certain listing requirements. The stock continues to trade on the OTC Bulletin Board under the symbol "PREZ.OB." The following table sets forth, for the fiscal quarters indicated, the high and low sale or bid prices for the Common Stock, as reported by the OTC Bulletin Board:

                                                High         Low
                                               ------       -----

            Fiscal 2002
              First Quarter................   $ 0.5400    $ 0.3000
              Second Quarter...............   $ 1.0000    $ 0.3100
              Third Quarter................   $ 0.8400    $ 0.5500
              Fourth Quarter...............   $ 1.2000    $ 0.6000

            Fiscal 2001
              First Quarter................   $ 1.0625    $ 0.1875
              Second Quarter...............   $ 1.0000    $ 0.6250
              Third Quarter................   $ 0.7500    $ 0.2500
              Fourth Quarter...............   $ 0.5469    $ 0.1875

  The market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Bid quotations are derived from Commodity Systems, Inc. through Yahoo.com Historical Quotes.

  On May 27, 2002, there were approximately 1,390 holders of record of the Company's Common Stock.

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

                                                        Years Ended February 28/29,
                                              2002       2001       2000       1999       1998
                                             ------     ------     ------     ------     ------
                                                     (in thousands, except share data)

Consolidated Statement of Operations Data:
Total operating revenues (1)..............  $129,184   $152,098   $188,516   $192,185   $177,636

Operating income (loss)
   before (gain)/loss on disposal
   of property and equipment (2)..........  $ (4,736)  $(12,219)  $  7,623   $  5,871   $  2,101

Gain/(loss) on disposal of property
   and equipment (3)......................  $    771   $ 33,985   $    (99)  $    (14)  $   (726)

Net loss..................................  $(20,748)  $   (206)  $(13,373)  $(14,892)  $(15,037)

Basic and dilutive loss per share.........   $ (4.12)   $ (0.04)   $ (2.66)   $ (2.69)   $ (2.99)

Consolidated Balance Sheet Data:
Total assets..............................  $120,450   $135,744   $165,394   $172,744   $187,256
Current liabilities (4)...................  $145,883   $141,657   $171,755   $ 27,109   $ 31,510
Long-term liabilities.....................  $    --    $    --    $    --    $139,379   $135,084
Stockholders' equity (deficit)............  $(40,535)  $(19,787)  $(19,581)  $ (6,208)  $  8,684

(1) Accounting guidance issued in and effective for fiscal year 2001 (EITF 00-22) requires that the cost of the cash-back component of the Company's players' programs be treated as a reduction of revenue. Further guidance (EITF 00-25), which the Company elected during fiscal 2001, requires that coupons which are redeemed for tokens be similarly classified as a reduction of revenue. This guidance impacts only the income statement classification of these costs. The prior years' results have been restated to reflect the impact of implementing this new guidance.

(2) Management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in impairments of long-lived assets of $7,068 and $12,709, respectively, during fiscal years 2002 and 2001, on two casino vessels held for sale. The assets are accounted for in the Company's leasing segment.

(3) On October 10, 2000, the assets of the Company's Davenport hotel and casino operations were sold. A gain of $34,465 was recognized on the transaction. On July 17, 2001, the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations in St. Louis were sold. A gain of $778 was recognized on the transaction.

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

  Gaming operations commenced in Davenport, Iowa on April 1, 1991, in Biloxi, Mississippi on August 13, 1992 and in St. Louis, Missouri on May 27, 1994. Hotel operations commenced in Davenport, Iowa on October 30, 1990 and in Biloxi, Mississippi on July 27, 1997. The assets of the Davenport operations were sold on October 10, 2000. The assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations in St. Louis, were sold on July 17, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion, which covers fiscal years 2000 through 2002, should be read in conjunction with the consolidated financial statements of the Company and the separate financial statements of The Connelly Group, L.P. and the notes thereto included elsewhere in this report.

  The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations and sustain its operations. During fiscal 2000, as a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, management determined that, pending a restructuring of its indebtedness, the Company was unable to pay the regularly scheduled interest payments on its $75.0 million 13.0% Senior Exchange Notes (the "Senior Exchange Notes") and the $25.0 million 12% Secured Notes (the "Secured Notes" and collectively with the Senior Exchange Notes, the "Notes"). Accordingly, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the indenture pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and its interest payment due March 15, 2002, on its Senior and Secured Notes. As of February 28, 2002, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  To date, the proposed restructuring has not been implemented and the Company is continuing discussions with the Noteholders. In November 2001, the majority of the holders of both the Senior Exchange Notes and the Secured Notes expressed increasing concern over the inability to reach a consensual agreement with the Company.

  The Company has informed the Noteholders that the Company intends to continue with the sale of certain properties and the pursuit of refinancing opportunities as primary sources of retiring debt obligations. In July 2001, the Company completed the sale of its non-gaming cruise operations in St. Louis, Missouri for $1.7 million. The Company is continuing its efforts to identify purchasers for other assets for sale. Management is unable to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and Secured Notes will result in any further action by the Noteholders or whether the Notes can be restructured or refinanced under terms satisfactory to the Company and the Noteholders.

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess" (formerly, the "New Yorker"). On October 3, 2001, as a result of the purchasing party's inability to comply with the terms of the agreement, the Company terminated the agreement and repossessed the vessel. Management intends to continue to aggressively seek another buyer or find other uses for the vessel. Until the Company is able to do so, the Company will continue to incur legal fees, insurance and maintenance costs on the vessel.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest, is in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the Bankruptcy Court which allows PBLLC use of its cash collateral. On October 31, 2001, PBLLC filed a Debtors' Plan of Reorganization (the "Plan") which will permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. The Bankruptcy Court has set September 30, 2002 for commencement of the hearing on confirmation of the Plan.

  The Plan provides that, following the confirmation of the Plan, PBLLC and the Company will enter into a loan agreement under which the Company will be obligated to loan to PBLLC such amounts as shall be necessary for PBLLC to make certain payments due under the Plan. Additionally, if the Plan is confirmed the Class B membership interest of PBLLC held by JECA (an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer) will, in respect of its payment right against PBLLC of approximately

$14.6 million, be entitled to receive in satisfaction thereof a cash payment of $1.5 million and a one-year interest bearing promissory note from PBLLC in the principal amount of $1.5 million. The Company would be required to loan such amounts to PBLLC to the extent that PBLLC is unable to fund such amounts.

  There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under its $2.2 million M/V "President Casino-Mississippi" note. See Liquidity and Capital Resources.

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

  The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including refinancing its debts, selling or chartering its assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard. Management believes that the long-term viability of the Company is dependent on either the lifting or eliminating of loss limits in Missouri and/or the obtaining of required environmental permits and securing of new financing for the Biloxi destination resort. The 2002 Missouri legislature adjourned before voting on proposed legislation to repeal loss limits. No assurance is possible that any subsequent legislative session will vote favorably to lift such limits nor can there be assurance that the Company will be able to obtain regulatory approvals or the requisite financing for the Biloxi destination resort.

Overview

  The Company's operating results are affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the results of pursuing various development opportunities and general weather conditions. Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods. The Company's operations in St. Louis, Missouri were temporarily suspended from May 13 to May 20, 2002 as a result of flooding on the Mississippi River. The Company's operations are not significantly affected by seasonality.

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

  Competition is intense in the St. Louis market area. Management believes the significant increase in EBITDA in St. Louis is directly attributable to
(i) the change in Missouri gaming regulations in August 2000, which allows for use of bill validators on slot machines, (ii) the move of the "Admiral," which greatly increases its visibility and affords substantially more adjacent parking, and, (iii) the updating of the slot machines. In addition, substantial attention and resources have been devoted to staffing, marketing and refurbishing the vessel. There are presently four other casino companies operating five casinos in the market area. Many of these competitors have significantly greater name recognition and financial and marketing resources than the Company. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one across the Mississippi River from the "Admiral" and the second 20 miles upriver. There are two Missouri casino companies, each of which operates casino vessels approximately 20 miles west of St. Louis on the Missouri River. One company operates one casino in the City of St. Charles, Missouri and the other company operates two casinos in Maryland Heights, Missouri.

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan Area along the Mississippi River, three of which were within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the proposed locations. The Commission's decision was being challenged by one of the applicants whose proposal was not selected and by other entities. In September 2001, the applicant selected by the Gaming Commission announced it would not proceed with the development of the project. Management believes that the opening of one or more additional casinos in the St. Louis market would have a negative impact on the revenues and the results of operations of the Company.

  --Regulatory Matters

  Missouri regulations limit the loss per "simulated" cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500 (the "loss limit"). The company that operates adjacent casinos is able to offer guests who reach the two-hour loss limit the ability to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players. Additionally, their guests are not burdened with the administrative requirements related to the loss limits. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operations.

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods, hurricanes and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. In St. Louis, high river levels have historically reduced parking and caused a general public perception of diminished access to the casino resulting in decreased revenues. Management believes the move of the "Admiral" diminished the negative effects of high water on operations. However, on May 13, 2002, at 4:00 a.m. the St. Louis operations were temporarily suspended due to high water levels. The "Admiral" was reopened on May 20, 2002 at 6:00 p.m. During the same period for the prior year, the Company recorded $1.4 million in St. Louis gaming revenue.

  --Potential Growth Opportunities

  Biloxi, Mississippi

  In July 1997, the Company, through a newly created subsidiary, President Broadwater Hotel, LLC ("PBLLC"), purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which was wholly-owned by John E. Connelly, Chairman, Chief Executive Officer and principal stockholder of the Company. The property comprises approximately 260 acres and includes two hotels, a 111-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement. Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), invested $5.0 million in PBLLC.

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness are non-recourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75%, or (ii) 4% plus the LIBOR 30-day rate. The membership interest grows at the same rate. The accrued balance of the membership account and unpaid growth as of February 28, 2002 was $15.0 million and is included on the balance sheet in minority interest. Cash payments relating to this membership interest have totaled $0.2 million since its inception.

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

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources (the "DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers (the "Corps") and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Environmental Impact Statement ("EIS"). The Draft EIS has been completed, notice of which was posted in the Federal Register in June 2000 for public comment. The comment period has been closed and the Company is currently working with the Corps to resolve the comments in order to facilitate the completion of the Final EIS.

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

  St. Louis, Missouri

  Slot Machine Upgrade and Loss Limit Card Tracking System

  During the summer of 1998, all Missouri casinos in the St. Louis market, except the "Admiral," migrated from a manual/paper system of regulating the Missouri $500 loss limit to an electronic system. This electronic loss tracking system is more accommodating to guests and allows for the use of bill validators on slot machines, a convenience that the "manual/paper" system does not accommodate.

  The slot machines offered by the "Admiral" until the end of August 2000 lacked bill validators. As a result, the Company could not previously provide guests the convenience of bill validators nor adapt to the electronic loss tracking system, putting the "Admiral" at a significant competitive disadvantage with the other casinos in the market.

  Effective August 28, 2000, Missouri began to allow credits generated through use of the bill validators to go directly to the slot "credit meter" for use by the guests. Previously in Missouri, a guest using a bill validator received tokens in the tray and fed these tokens into the machine. The regulatory change provided a significant added convenience to slot players.

  In March 2000, the Company purchased 850 slot machines that are equipped with bill validators and are fitted to operate with an electronic loss limit system. Effective August 28, 2000, approximately 700 of these machines were installed on the "Admiral," all of which are currently operational with the electronic loss limit system. Management has continued to update and upgrade its slot floor to provide its guests with a superior gaming experience. Approximately 90% of the 1,254 slot machines are currently equipped with bill validators. Management believes the Company is better positioned to compete in the St. Louis market with these additions.

  Relocation of the "Admiral"

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River, to the Laclede's Landing District. The casino was closed at midnight December 3, 2000 to prepare for the move and reopened December 7, 2000. Management believes the Company has experienced increased revenues as a result of this move, which in turn results in increased rent and tax revenues for the City of St. Louis. The City funded the first $3.0 million in costs to relocate and improve the "Admiral." Of the $3.0 million City-funded relocation costs, $2.4 million was financed through bank debt. The Company paid for the remaining $5.7 million costs associated with the relocation. It is anticipated that the City will repay the debt from gaming taxes it receives based upon gaming revenues of the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay it. As of February 28, 2002, the Company guaranteed balance was $1.6 million.

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

  o Flooding and high water on the Mississippi River negatively impacted the financial results of the "Admiral" every year since it opened prior to the move. The impact first occurs as the river rises and reduces or totally eliminates parking on the levee, which formerly was the closest parking to the casino. Periodically the river level has reached levels that made the construction of costly scaffolding necessary to keep access to the casino open. The new location is four feet higher and is less susceptible to the negative economic impact of flooding, although the casino was closed from May 13 to May 20, 2002 due to high water.

  o Laclede's Landing is a historic area located north of the Arch on the Mississippi River and is an entertainment destination. The "Admiral" was formerly located south of Laclede's Landing. The casino was not visible from the downtown area, major highways or the Laclede's Landing entertainment area due to a flood wall and other infrastructure. The relocated "Admiral" is centrally positioned in the entertainment district and readily visible to those coming to the Laclede's Landing area.

  o There has been significant commercial development in recent years in Laclede's Landing. The number of conventions and entertainment at the nearby convention center and Edward D. Jones Dome continues to be a catalyst for business in the area. Management believes that the relocated "Admiral" will serve as a catalyst for further commercial and entertainment growth in Laclede's Landing.

  Management believes the results of the move, the slot upgrade and the change of the Missouri gaming regulation allowing credits to go directly to the meter have resulted in increased operating results. Gaming revenues have increased 31% compared to the prior year. In addition, EBITDA before impairment of long-lived assets and gain/loss on disposal of property and equipment has increased a combined 198% compared to the prior fiscal year.

Results of Operations

  The results of operations for the years ended February 28/29, 2002, 2001 and 2000 include the gaming results for the Company's operations in St. Louis, Missouri and Biloxi, Mississippi and, of much lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the non-gaming cruise operations in St. Louis (Gateway Riverboat Cruises) through the date of sale. The results of operations also include the Company's gaming operations in Davenport, Iowa and, to a much lesser significance, the non-gaming operations in Davenport (the Blackhawk Hotel) through the date of sale. The assets of the Davenport operations were sold on October 10, 2000 and the assets of Gateway Riverboat Cruises ("Gateway") were sold July 17, 2001.

  The following table highlights the results of the Company's operations.

                                               Twelve Months Ended February 28/29,
                                                  2002        2001        2000
                                                 ------      ------      ------
                                                         (in millions)

             St. Louis, Missouri Operations
               Operating revenues (1)            $ 79.1      $ 62.4       $ 63.8
               Operating income (loss)              6.1        (0.7)         1.6

             Biloxi, Mississippi Operations
               Operating revenues (1)              50.1        50.2         54.8
               Operating income                     1.9         2.7          4.6

             Davenport, Iowa Operations
               Operating revenues (1)               --         39.5         68.1
               Operating income (loss) (2)         (0.5)        5.8          8.0

             Corporate Leasing Operations
               Operating revenues                   --          --           1.8
               Operating loss                      (8.1)      (15.1)        (1.6)

             Corporate Administration
               and Development
               Operating loss                      (4.1)       (4.9)        (5.0)

(1) Accounting guidance issued in and effective for fiscal year 2001 (EITF 00-22) requires that the cost of the cash-back component of the Company's players' programs be treated as a reduction of revenue. Further guidance (EITF 00-25), which the Company elected during fiscal 2001, requires that coupons which are redeemed for tokens be similarly classified as a reduction of revenue. This guidance impacts only the income statement classification of these costs. The prior year's results have been restated to reflect the impact of implementing this new guidance.

(2) During fiscal 2002, the Company's Davenport operations reflect a net loss of $0.5 million, of which, $0.7 million relates to attorneys fees and settlement of the "Whalen" legal proceedings which were incurred by PRC Iowa, the general partner of the 95% Company-owned operating partnership, TCG. TCG managed the Company's Davenport casino operations until the sale of the Davenport operations in fiscal 2001. The $0.7 million legal costs and settlement were offset by a net reduction of expense of $0.2 million primarily related to an adjustment to estimated accrued liabilities.

   The following table highlights cash flows of the Company's operations.

                                               Twelve Months Ended February 28/29,
                                                  2002        2001        2000
                                                 ------      ------      ------
                                                         (in millions)

             Cash flows provided by (used in)
               operating activities             $ 3,766      $(8,540)     $ 7,471
             Cash flows provided by (used in)
               investing activities                 449       39,847       (8,954)
             Cash flows used in
               financing activities              (2,664)     (35,156)      (3,219)
             Cash paid for interest               6,377       17,089       15,993

  The following table provides a reconciliation of operations EBITDA (before development and impairment expenses and gain/loss on sale of property and equipment) to net income:

                                                 Twelve Months Ended February 28/29,
                                                     2002       2001       2000
                                                    ------     ------     ------
                                                            (in millions)

          OPERATIONS EBITDA:
              St. Louis operations................ $   11.9  $    4.2   $    6.4
              Biloxi operations...................      4.5       5.3        7.0
              Davenport operations................     (0.5)      7.3       12.4
                                                   --------- ---------  ---------
              Gaming and ancillary operations.....     15.9      16.8       25.8
              Leasing operations..................     (1.1)     (1.1)       0.7
                                                   --------- ---------  ---------
                Operations EBITDA.................     14.8      15.7       26.5

              CORPORATE EBITDA:
              Corporate administration............     (3.7)     (4.6)      (4.7)
              Corporate development...............     (0.4)     (0.3)      (0.2)
                                                   --------- ---------  ---------
                 Total EBITDA.....................     10.7      10.8       21.6
                                                   --------- ---------  ---------
              OTHER COSTS AND EXPENSES:
              Depreciation and amortization.......      8.4      10.3       14.0
              Loss on impairment..................      7.0      12.7        --
                                                   --------- ---------  ---------
                 Total other costs and expenses...     15.4      23.0       14.0
                                                   --------- ---------  ---------
                 OPERATING INCOME (LOSS)..........     (4.7)    (12.2)       7.6
                                                   --------- ---------  ---------
              OTHER INCOME (EXPENSE):
              Interest, net.......................    (14.1)    (18.6)     (19.6)
              Reorganization costs................     (1.4)      --         --
              Gain on sale of assets..............      0.7      34.0       (0.1)
                                                   --------- ---------  ---------
                 Total other income (expense).....    (14.8)     15.4      (19.7)
                                                   --------- ---------  ---------
              INCOME (LOSS) BEFORE
               MINORITY INTEREST..................    (19.5)      3.2      (12.1)

              Minority interest...................      1.2       3.4        1.3
                                                   --------- ---------  ---------
              NET INCOME (LOSS)................... $  (20.7) $   (0.2)  $  (13.4)
                                                   ========= =========  =========

              St. Louis EBITDA margin.............     15.0%      6.7%      10.0%

              Biloxi EBITDA margin................      9.0%     10.6%      12.8%

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

Fiscal 2002 Compared to Fiscal 2001

  Operating revenues. The Company generated consolidated operating revenues of $129.2 million during fiscal 2002 compared to $152.1 million during fiscal 2001, a decrease of $22.9 million. The St. Louis casino operations experienced an increase in revenue of $17.7 million and the Biloxi combined operations experienced a decrease in revenue of $0.1 million. Excluding the Davenport and Gateway operations, revenues increased $17.6 million, or 15.9%.

  Gaming revenues in the Company's St. Louis operations increased $18.7 million, or 31.4%, during fiscal 2002, compared to fiscal 2001. The St. Louis operations experienced an increase in market share to approximately 10.1% in fiscal 2002 from approximately 8.6% for the prior year. Management believes this increase is primarily attributable to the relocation of the "Admiral" and an improved slot product which takes advantage of the August 2000 change in the Missouri gaming regulations, improving the ease of playing multiple coin slot machines. Additionally, the St. Louis casino operations increased staffing levels, focusing on providing a heightened level of quality guest service. Gaming revenues at the Company's Biloxi operations increased $0.1 million, or less than 1.0%, during 2002 compared to prior year.

  The Company's revenues from food and beverage, hotel, retail and other were $25.5 million during fiscal 2002, compared to $31.3 million during fiscal 2001, a decrease of $5.8 million, or 18.5%. Excluding the Davenport and Gateway operations, revenues from food and beverage, hotel, retail and other increased $2.1 million, or 9.2%. The increase was primarily attributable to an increase of food and beverage, retail and other revenue of approximately $1.0 million in St. Louis as a result of the increase in the number of guests as a result of the "Admiral" relocation and improved slot product, and an increase of $1.1 million in Biloxi primarily as a result of an increase in the number of patrons resulting from increased promotions.

  Promotional allowances were $22.6 million during fiscal 2002 compared to $27.0 million during fiscal 2001. Excluding the Davenport operations, promotional allowances were $22.6 million during fiscal 2002 compared to $19.4 million during fiscal 2001, an increase of $3.2 million, or 16.5%.
Promotional allowances in St. Louis and Biloxi increased $2.0 million and $1.2 million, respectively, in fiscal 2002 primarily as a result of (i) increased cash back and coupon promotions in both locations, (ii) an increase in valet and buffet complementaries in St. Louis and (iii) an increase in room and food and beverage complementaries in Biloxi.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $72.8 million during fiscal 2002, compared to $83.1 million during fiscal 2001. Excluding the Davenport operations, gaming costs increased $8.7 million, or 13.6%. The increase in gaming costs was primarily attributable to a $8.2 million increase in gaming costs in St. Louis as a result of (i) a $5.0 million increase in gaming and admissions taxes which was attributable to increased gaming revenues, (ii) a $2.3 million increase in payroll and benefit costs, and (iii) $0.9 million in other costs associated with increased revenues. Gaming costs increased $0.5 million in Biloxi primarily as a result an increase in rooms provided to casino patrons and an increase in player development events. Excluding the Davenport operations, as a percentage of gaming revenues, gaming and gaming cruise costs decreased to 57.7% during fiscal 2002 from 59.6% during fiscal 2001.

  The Company's costs and expenses for food and beverage, hotel, retail and other were $12.9 million during fiscal 2002, compared to $17.1 million during fiscal 2001. Excluding the Davenport and Gateway operations, these costs were $12.5 million during fiscal 2002 compared to $12.2 million during fiscal 2001, an increase of $0.3 million, or 2.5%.

  The Company's consolidated selling, general and administrative expenses were $32.3 million during fiscal 2002, compared to $40.7 million during fiscal 2001, a decrease of $8.4 million. Excluding the Davenport and Gateway operations, selling, general and administrative expenses increased to $31.6 million during fiscal 2002 from $31.0 million during fiscal 2001, an increase of $0.6 million, or 1.9%. The St Louis casino operations experienced an increase in selling, general and administrative costs of $1.3 million primarily due to $0.9 million related to increased revenue and $0.4 million due to increased payroll and payroll benefits. Biloxi combined operations experienced an increase of $0.3 million primarily as a result of increased insurance costs. These increases were offset by decreases in corporate and leasing operations' selling, general and administration costs of $0.9 million and $0.1 million, respectively. Corporate expenses decreased primarily as a result in a reduction in legal fees associated with the negotiations with the Company's Noteholders and reduction in payroll expenses. Leasing operations experienced a decrease in selling, general and administrative expenses as a result of the vessel M/V "Surfside Princess" (formerly the "New Yorker") being under contract for an installment sale for six months during fiscal 2002, during which time the purchaser incurred the ongoing costs to maintain the vessel, offset by the legal fees incurred after the vessel was repossessed. Excluding the Davenport and Gateway operations, as a percentage of consolidated revenues, selling, general and administrative expenses decreased to 24.6% during fiscal 2002, from 27.8% during fiscal 2001.

  Depreciation and amortization expenses were $8.4 million during fiscal 2002 compared to $10.4 million during fiscal 2001, a decrease of $2.0 million, or 19.2%. The sale of Davenport assets contributed to $1.5 million of the decrease and the decision to sell the assets of the leasing operations contributed $1.3 million to the decrease. These decreases were offset by an increase in depreciation expense of $1.0 million as a result of placing assets associated with the relocation of the "Admiral" into service in December 2000.

  The Company incurred development costs of $0.4 million during fiscal 2002, compared to $0.3 million during fiscal 2001. During both fiscal years, the costs were incurred for the Destination Broadwater project.

  During fiscal 2002 and 2001, management's ongoing evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in the recognition of an impairments of long-lived assets of $7.1 million and $12.7 million, respectively, on two casino vessels not used in the Company's gaming operations and accounted for in the Company's leasing segment.

  Operating income. As a result of the foregoing items, the Company had an operating loss of $4.7 million during fiscal 2002, compared to an operating loss of $12.2 million during fiscal 2001.

  Interest expense, net. The Company incurred net interest expense of $14.1 million during fiscal 2002, compared to $18.6 million during fiscal 2001, a decrease of $4.5 million or 24.2%. Decreased principal balances and decreased variable interest rates primarily contributed to the decrease.

  Reorganization costs. The Company incurred reorganization costs resulting from the bankruptcy proceedings of PBLLC of $1.4 million during fiscal 2002. There were no comparable costs in the prior year.

  Gain/loss on disposal of fixed assets. As previously discussed, during fiscal 2002, the Company sold the assets of its St. Louis-based non-gaming cruise riverboats and recognized a gain of $0.8 million. During fiscal 2001, the Company sold the assets of its Davenport operations resulting in a gain of $34.5 million. This was partially offset by a loss of $0.5 million resulting from the disposal of certain assets that were not suitable for the new location in conjunction with the relocation of the "Admiral."

  Minority interest expense. The Company incurred $1.2 million in minority interest expense during fiscal 2002, compared to $3.4 million during fiscal 2001, a decrease of $2.2 million. The decrease is the result of selling the assets of the Company's 95% owned partnership in Davenport and a decreased interest rate on the redeemable priority return on the PBLLC minority interest.

  Net loss. The Company incurred a net loss of $20.7 million during fiscal 2002, compared to a net loss of $0.2 million during fiscal 2001.

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

  The Company's revenues from food and beverage, hotel, retail and other were $31.3 million during fiscal 2001, compared to $40.2 million during fiscal 2000, a decrease of $8.9 million. Excluding the Davenport operations, revenues from these sources were $24.5 million during fiscal 2001 compared to $28.9 million during fiscal 2000, a decrease $4.4 million or 15.2%. The decrease was primarily attributable to: (i) a decrease of food and beverage revenue of $0.6 million as a result of changes in the buffet coupon policy in St. Louis, (ii) a decrease of food and beverage revenue of $0.8 million in Biloxi as a result of the increased competition resulting in fewer guests,
(iii) a decrease of $1.8 million in charter revenue as previously discussed, and (iv) insurance proceeds of $0.9 million recognized in fiscal 2000.

  Promotional allowances were $27.0 million during fiscal 2001 compared to $33.4 million during fiscal 2000. Excluding the Davenport operations, promotional allowances were $19.4 million during fiscal 2001 compared to $18.9 million during fiscal 2000, an increase of $0.5 million or 2.6%. Promotional allowances in St. Louis decreased $0.7 million as a result of increased promotions in the prior year primarily related to the change to "continuous boarding." In Biloxi, promotional allowances increased $1.2 million primarily as a result of response to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming and gaming cruise operating costs and expenses were $83.1 million during fiscal 2001, compared to $99.1 million during fiscal 2000, a decrease of $16.0 million. Excluding the Davenport operations, gaming and gaming cruise operating costs and expenses decreased $1.0 million, or 1.0%. Excluding the Davenport operations, as a percentage of gaming revenues, gaming and gaming cruise costs increased to 59.6% in fiscal 2001 from 58.9% during fiscal 2000. The decrease in gaming expense is primarily the result of decreased gaming revenues resulting in lower gaming taxes. The increase as a percent of revenue is primarily the result of the fixed cost components of operations.

  The Company's costs and expenses for food and beverage, hotel, retail and other were $17.1 million during fiscal 2001, compared to $20.2 million during fiscal 2000, a decrease of $3.1 million. Excluding the Davenport operations, these costs were $13.1 million during fiscal 2001 compared to $13.4 million during fiscal 2000, a decrease of $0.3 million or 2.2%.

  The Company's consolidated selling, general and administrative expenses were $40.7 million during fiscal 2001, compared to $47.4 million during fiscal 2000, a decrease of $6.7 million. Excluding the Davenport operations, selling, general and administrative expenses decreased to $31.6 million during fiscal 2001 from $32.5 million during fiscal 2000, a decrease of $0.9 million or 2.8%. St Louis experienced an increase in selling, general and administrative costs of $0.9 million primarily due to a prior year adjustment which resulted in a reduction of property taxes of $0.8 million related to a successful tax protest of prior years' assessments. Biloxi experienced a decrease of $1.7 million primarily as a result of (i) reduced lease expense of $0.9 million and reduced property tax of $0.3 million as a result of purchasing the casino barge in August 1999, and (ii) labor efficiencies of $0.5 million. Excluding the Davenport operations, as a percentage of consolidated revenues, selling, general and administrative expenses increased to 28.0% during fiscal 2001, from 26.4% during fiscal 2000.

  Depreciation and amortization expenses were $10.4 million during fiscal 2001 compared to $14.0 million during fiscal 2000, a decrease of $3.6 million. The sale of Davenport assets contributed to $2.9 million of the decrease and the decision to sell the assets of the leasing operations contributed $1.1 million to the decrease. These decreases were offset by additions to property and equipment in St. Louis and Biloxi, including the new porte cochere in St. Louis and the purchase of the Biloxi casino barge.

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

  Operating income. As a result of the foregoing items, the Company had operating loss of $12.2 million during fiscal 2001, compared to operating income of $7.6 million during fiscal 2000.

  Interest expense, net. The Company incurred net interest expense of $18.6 million during fiscal 2001, compared to $19.6 million during fiscal 2000, a decrease of $1.0 million or 5.0%. This reduction is primarily the result of the reduction of $30.0 of debt.

  Gain/loss on disposal of property and equipment. The Company sold the assets of the Davenport operations in October 2000 resulting in a gain of $34.5 million. Additionally, in conjunction with the relocation of the "Admiral," the Company disposed of certain assets that were not suitable for the new location, resulting in a loss of $0.5 million.

  Minority interest expense. The Company incurred $3.4 million in minority interest expense during fiscal 2001, compared to $1.3 million during fiscal 2000, an increase of $2.1 million. The increase is primarily the result of the Davenport casino's 5% limited partner's share of the Davenport sale proceeds.

  Net loss. The Company incurred a net loss of $0.2 million during fiscal 2001, compared to a net loss of $13.4 million during fiscal 2000.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer utilized in the Company's casino operations.

  Management believes that it presently has adequate sources of liquidity to meet its normal operating requirements. However, as a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and declare the unpaid principal and interest to be due and payable.

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and the interest payment due March 15, 2002, on its Senior and Secured Notes. As of February 28, 2002, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  By suspending the interest payments on the Senior Exchange Notes and Secured Notes until such time as either a restructuring plan has been negotiated and implemented or the Company pursues a voluntary liquidation of assets approved by its lenders, management presently believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. However, costs previously incurred and to be incurred in the future in connection with any restructuring or voluntary liquidation plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness and that lenders will allow the Company to voluntarily liquidate assets or that its liquidity and capital resources will be sufficient to maintain its normal operations during the period. Additionally, any significant interruption or decrease in the revenues derived by the Company from its operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

  The Company requires approximately $6.5 million of cash to fund daily operations. As of February 28, 2002, the Company had $3.6 million of non-restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management believes that unless the debt holders take further action with respect to the Company's defaults, that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operating properties, but will not meet all its debt obligations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $6.9 million in restricted cash as of February 28, 2002. Of that amount, $3.1 million relates to the Broadwater Property. Prior to the filing for reorganization under Chapter 11, PBLLC deposited revenues into lockboxes that were controlled by its lender. Expenditures from the lockboxes were limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by its loan agreement. The lender continues to control the capital improvements lockbox. PBLLC currently operates under a cash collateral stipulation and agreement, which allows PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement. Revenues of PBLLC include the operations of the hotels and golf course and $3.1 million annually of proceeds from rental of the Biloxi casino's mooring site. Pursuant to the bankruptcy reorganization plan submitted by PBLLC, the Company will be obligated to loan to PBLLC certain amounts necessary to make payments under the Plan. See "Item 3. Legal Proceedings." The Company has $1.7 million restricted for payment as a partial redemption of its obligation under PBLLC's plan of reorganization and $0.6 million restricted for payment of interest on the Company's Notes.

  Additionally, TCG had $1.5 million of restricted cash which is pending the outcome of the litigation, "Whalen IV." The funds were restricted pursuant to an injunction obtained by the plaintiff in this action to serve as a source of potential recovery. Subsequent to year end, all cases related to the Whalen litigation were settled for $0.5 million. See the description of such litigation in the Notes to the Company's Financial Statements.

  The Company had $0.8 million in restricted short-term investments as of February 28, 2002, consisting of certificates of deposit guaranteeing certain performance obligations of the Company.

  The Company generated $3.8 million of cash from operating activities during fiscal 2002, compared to using $8.5 million in fiscal 2001. Accrued and unpaid interest contributed to $8.3 million of the cash generated from operating activities.

  The Company generated $0.5 million of cash from investing activities during fiscal year 2002. During fiscal 2002, the Company received $1.7 million of proceeds from the sale of the St. Louis non-gaming cruise operations and $0.6 million of proceeds from an installment sale. The Company expended $4.5 million on property and equipment, of which approximately $2.2 million related the St. Louis operations, $2.2 million was spent in Biloxi, and $0.1 million was spent on development for Destination Broadwater. Additionally, $5.4 million was generated from the maturity of short-term investments used to guarantee the payment of the March 15, 2001 interest obligation on the Senior Exchange Notes and the Secured Notes, and $0.3 million was used to purchase short-term investments.

  The Company used $2.7 million of cash from financing activities during fiscal year 2002 primarily related to payments of debt obligations of the St. Louis property.

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

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security and guarantee documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and non-refundable when the Indebtedness was due. As of the default date, the Company is accruing, but has not paid, interest on the unpaid loan fee at the stipulated rate. The Company continued to make the monthly interest payments accruing on the $30.0 million principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. The Bankruptcy Court has set September 30, 2002 for commencement of the hearing on confirmation of the Plan. The Company is unable to offer any assurance that this will occur or that the restructured debt, if it is restructured, will be paid in accordance with its revised terms.

  The 5.7% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company has continued to make the quarterly principal and interest payments related to this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable. Under the terms of the 5.7% term note payable, $2.1 million principal becomes due and payable in August 2002. Management intends to renegotiate the terms of the note with the lender to extend the payment terms. There can be no assurance that the Company will be able to renegotiate the terms successfully.

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

Critical Accounting Policies

  --Significant Accounting Policies and Estimates

  The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of the Company's accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to property, plant and equipment, asset impairment, insurance reserves and player point liability require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management's judgements are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology applied, significant accounting policies and basis of presentation are discussed where appropriate in this discussion and analysis and in the notes of the consolidated financial statements.

  The carrying values of the Company's assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. If it is determined that an impairment loss has occurred, then an impairment loss is recognized in the statement of operations. The resulting impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, estimated using quoted market prices, if available, or other acceptable valuation methodologies, including discounted cash flows or comparable sales.

  --Recently Issued Accounting Standards

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during August 2001. SFAS 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after March 1, 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  As of February 28, 2002, the Company had $114.2 million of debt, including a loan fee of $7.0 million associated with the $30.0 million note related to the Broadwater Property. Of this amount $75.0 million bears interest at fixed rates. The remaining $39.2 million bears interest at variable rates. The $30.0 million Broadwater Property note payable and associated $7.0 million loan fee bear interest at a stipulated variable rate at the greater of (i) 8.75% or (ii) 4.0% plus the LIBOR 30-day rate. The M/V "President Casino-Mississippi" note payable of $2.2 million bears interest at 2.0% over the prime rate of J.P. Morgan Chase & Company. As of February 28, 2002, the average interest rate applicable to the debt carrying variable rates was 11.64%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of February 28, 2002, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers Registrant

  As of the date hereof, the directors and executive officers of the Company, together with certain information about them, are set forth below.

         Name           Age    Director Since    Positions with the Company
         ----           ---    --------------    --------------------------
   John E. Connelly      76        1992          Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Class III)
   John S. Aylsworth     51        1995          President, Chief Operating
                                                   Officer and Director
                                                   (Class III)
   Terrence L. Wirginis  50        1993          Vice Chairman of the Board,
                                                   Vice President-Marine and
                                                   Development and Director
                                                   (Class II)
   James A. Zweifel      56         --           Executive Vice President
                                                   and General Manager
   Ralph J. Vaclavik     47         --           Senior Vice President and
                                                   Chief Financial Officer
   Karl G. Andren        55        1993          Director (Class I)
   Royal P. Walker, Jr.  42        1996          Director (Class I)
   W. Raymond Barrett    69        1999          Director (Class II)

  The Company has a classified Board of Directors consisting of three classes. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms are expiring. Terms of directors of Class I will expire in 2002, terms of directors of Class II will expire in 2003 and terms of directors of Class III will expire in 2004.

  Mr. Connelly has served as Chairman and a director of the Company and its predecessors since their inception. Mr. Connelly has also served as Chief Executive Officer of the Company from its inception until March 1995 and from July 1995 to the present. Mr. Connelly served as President of the Company from July 1995 until July 1997. Entities controlled by Mr. Connelly have owned and operated the Gateway Clipper Fleet in Pittsburgh from its inception in 1958 through 1996, the Station Square Sheraton Hotel in Pittsburgh from 1981 to 1998 and the Broadwater Beach Resort from 1992 until such time as the purchase of the property by a limited liability company in which the Company and Mr. Connelly have interests. In 1984, Mr. Connelly founded World Yacht Enterprises, a fleet of dinner cruise, sightseeing and excursion boats in New York City. In 1985, he started Gateway Riverboat Cruises in St. Louis, a predecessor to the Company. Mr. Connelly is also the founder, owner and Chief Executive Officer of J. Edward Connelly Associates, Inc., a marketing firm based in Pittsburgh, Pennsylvania.

  Mr. Aylsworth has been President and Chief Operating Officer since July 1997, and a director of the Company since July 1995. Mr. Aylsworth served as Executive Vice President and Chief Operating Officer of the Company from March 1995 to July 1997. Prior to joining the Company, Mr. Aylsworth served as an executive officer for Davis Companies, located in Los Angeles, California. From January 1992 through October 1994, Mr. Aylsworth was Chief Executive Officer of The Sports Club Company, a company which operates premier health and fitness facilities in Los Angeles and Irvine, California.

  Mr. Wirginis has served as Vice Chairman of the Board since July 1997. Mr. Wirginis has served as Vice President, Marine and Development since August 1995 and as a director since the Company's inception. Prior to his employment with the Company, Mr. Wirginis provided consulting services to the Company with respect to the Company's marine operations and the development and improvement of the Company's facilities. The Company has been advised that Mr. Wirginis devotes an insubstantial amount of his time to Gateway Clipper Fleet, a company in which he has an ownership interest. Mr. Wirginis is the grandson of Mr. Connelly.

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

  Mr. Walker became a member of the Company's Board of Directors on June 4, 1996. Mr. Walker holds a J.D. from Texas Southern University in Houston, Texas, and since June 1, 1992 has served on the staff of The Institute for Disability Studies at the University of Southern Mississippi. From June 1991 through May 1992 he served as the first Executive Director of the Mississippi Gaming Commission. Mr. Walker is a member of the Company's Audit and Compensation Committees.

  Mr. Barrett became a member of the Company's Board of Directors in August 1999. Mr. Barrett founded Biomedical Systems Corporation, a manufacturer of medical equipment and provider of pharmaceutical data acquisition and perinatal services, in 1975. Mr. Barrett served as President of Biomedical Systems Corporation from inception until 1995 and has served as its Chairman since 1995. Mr. Barrett is a member of the Company's Audit and Compensation Committees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. The Company has designated an officer who is available to the Company's Reporting Persons to assist them in filing the required reports. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended February 28, 2002 all Section 16(a) filing requirements applicable to the Reporting Persons were complied with, except Mr. Zweifel filed one late report in October 2001 covering six transactions not previously reported and one late report in January 2002 covering nine transactions not previously reported, Mr. Connelly filed one late report in February 2002 covering three transactions not previously reported and Mr. Wirginis filed one late report in July 2001 covering one transaction not previously reported.

Item 11.  Executive Compensation

  The following table sets forth certain information with respect to compensation paid by the Company during the three fiscal years ended February 28/29, 2002, 2001 and 2000, respectively, to each of the named executive officers of the Company.

                                    SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                        Annual Compensation     Compensation
                                        --------------------    ------------
                                                                 Securities          All
                                Fiscal                           Underlying         Other
Name and Principal Position      Year     Salary      Bonus     Options/SARs     Compensation (1)
---------------------------     ------    ------      -----     ------------     ----------------

John E. Connelly                 2002    $200,000    $    --          --            $ 2,438
Chairman of the Board and        2001     200,000      33,333         --              3,385
Chief Executive Officer          2000     200,000         --          --              3,200

John S. Aylsworth                2002    $450,000    $ 56,251     436,667 (2)       $ 3,525
President and Chief              2001     450,000      93,750         --              3,006
Operating Officer                2000     450,000     150,000      90,000             3,786

Terrence L. Wirginis             2002    $205,000    $ 15,376     112,000 (2)       $ 3,438
Vice Chairman of the             2001     205,000      25,625         --              3,332
Board and Vice President         2000     205,000      41,000      60,000             3,404
-Marine and Development

James A. Zweifel                 2002    $235,000    $ 22,031      86,000 (2)       $ 3,488
Executive Vice President         2001     218,269      25,725         --              3,447
and General Manager              2000     205,000      41,000      60,000             3,404

Ralph J. Vaclavik                2002    $180,000    $ 13,501      31,000 (2)       $ 3,526
Senior Vice President and        2001     141,458      15,625         --              3,493
Chief Financial Officer          2000     125,000      50,000         --              3,174

___________________

(1) Consists of contributions made to the Company's 401(k) plan for the account of the named executive.

(2) On August 28, 2001, the Company repriced certain outstanding stock options with exercise prices ranging from $1.875 to $4.000 per share by amending the terms of such options to provide for an exercise price of $0.87 per share. In connection with such repricing each of Messrs. Aylsworth, Wirginis, Zweifel and Vaclavik had previously granted options for all shares indicated in the table repriced.

  The following table contains information concerning the grant of stock options during fiscal 2002 to the Company's executive officers named in the Summary Compensation Table.

                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                       Individual Grants
                        ----------------------------------------------
                                                                            Potential Realizable
                                                                          Value at Assumed Annual
                      Number of    Percent of Total                         Rates of Stock Price
                      Securities     Options/SARs     Exercise                Appreciation for
                      Underlying      Granted to      or Base                  Option Term (3)
                     Options/SARs    Employees in      Price    Expiration
Name                   Granted (1)    Fiscal Year (2)  ($/Sh)      Date       5%($)      10%($)
----                -------------  ----------------  --------   ----------  --------    --------

John E. Connelly          --              --         $  --           --     $    --    $    --

John S Aylsworth       16,667 (4)       2.05%         0.870      Mar. 2005     2,734      5,818
                       50,000 (5)       6.16%         0.870      Mar. 2005     8,200     17,455
                      280,000 (5)      34.50%         0.870      Aug. 2007    82,629    187,389
                       90,000 (5)      11.09%         0.870      Aug. 2009    37,307     89,324

Terrence L. Wirginis    5,000 (5)       0.62%         0.870      Dec. 2002       282        568
                        5,000 (5)       0.62%         0.870      Jun. 2006     1,151      2,531
                       42,000 (5)       5.17%         0.870      Aug. 2007    12,394     28,108
                       60,000 (5)       7.39%         0.870      Aug. 2009    24,872     59,549

James A. Zweifel        5,000 (5)       0.62%         0.870      Oct. 2005       984      2,128
                       21,000 (5)       2.59%         0.870      Aug. 2007     6.197     14,054
                       60,000 (5)       7.39%         0.870      Aug. 2009    24,872     59,549

Ralph J. Vaclavik       7,500 (5)       0.92%         0.870      Nov. 2002       403        810
                       13,500 (5)       1.66%         0.870      Aug. 2007     3,984      9,035
                       10,000 (5)       1.23%         0.870      Aug. 2009     4,147      9,930

__________________

(1) On August 28, 2001, the Company repriced certain outstanding stock options. Pursuant to such repricing, the exercise price of options previously granted to each of Messrs. Aylsworth, Wirginis, Zweifel and Vaclavik for 436,667, 112,000, 86,000 and 31,000 shares, respectively, were repriced at $0.87.

(2) Includes options of all employees that were granted or repriced during fiscal 2002.

(3) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming an aggregate appreciation of the fair market value of the Company's Common Stock on the date of the grant through the expiration date, at annual compounded rates of 5% and 10%, respectively.

(4) Options vest when the trading price of the Company's Common Stock is $5.50.

(5) As of February 28, 2002, the options of the named executive were fully vested and exercisable.

  The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table during fiscal 2002. None of the named executive officers exercised any stock options during fiscal 2002.

                                FISCAL YEAR END OPTION/SAR VALUES

                                  Number of Securities
                                 Underlying Unexercised               Value of Unexercised
                                     Options/SARs                   in-the-Money Options/SARs
                                 at Fiscal Year End (#)             at Fiscal Year End ($) (1)
                               -------------------------            --------------------------
Name                       Exercisable       Unexercisable       Exercisable       Unexercisable
----                      --------------     --------------     --------------     --------------

John E. Connelly                   --                --            $    --            $    --
John S. Aylsworth              420,000            16,667                --                 --
Terrence L. Wirginis           112,000               --                 --                 --
James A. Zweifel                86,000               --                 --                 --
Ralph J. Vaclavik               31,000               --                 --                 --

(1)  As of February 28, 2002, no options were in the money.

Employment Arrangements

  In June 1998, the Company entered into separate Amended and Restated Employment Agreements with each of Messrs. Connelly, Aylsworth, Wirginis and Zweifel. The agreements with each of Messrs. Connelly, Aylsworth and Wirginis provide for a term of employment through June 1, 2003, and the agreement with Mr. Zweifel provides for a term of employment through June 1, 2001. The agreements are automatically renewable thereafter for successive two-year terms unless terminated by either party. In September 2000, the Company amended Mr. Zweifel's Amended and Restated Employment Agreement whereby his responsibilities became those of Vice President-General Manager of the St. Louis operations.

  In March 1999, the Company entered into an Employment Agreement with Mr. Vaclavik for an employment term through March 1, 2002, continuing in effect until such time as either party gives 90 days written notice of its or his intention to terminate the agreement.

  The agreements provide for minimum annual base salaries of $200,000 for Mr. Connelly, $400,000 for Mr. Aylsworth, $180,000 for each of Mr. Wirginis and Mr. Zweifel and $125,000 for Mr. Vaclavik. Such minimum annual base salaries are subject to increases at the discretion of the Compensation Committee. Each such executive officer may also receive incentive bonuses provided through any incentive compensation plan of the Company.

  Each employment agreement provides that if the Company terminates the employment of the executive without Cause or if the executive terminates his employment for Good Reason prior to a Change in Control of the Company, the Company will be required to pay such executive officer severance benefits including the continuation of the executive's then-current annual salary for a maximum of two years (except for Mr. Zweifel's and Mr. Vaclavik's agreements, which provide for salary continuation for a one-year period), and the continuation of certain employment benefits to which he otherwise would have been entitled. "Cause" is generally defined as (i) any breach or failure to perform duties or follow instructions of the Board of Directors, (ii) commission of fraud, misappropriation, embezzlement or other acts of dishonesty, alcoholism, drug addiction or dependency or conviction of a felony or gross misdemeanor if the Board of Directors determines such conduct is materially adverse to Company, (iii) breach of the employment agreement by the executive, or (iv) the refusal by any gaming commission with jurisdiction over the Company's facilities to grant a license to the executive or any suspension or revocation of a license previously granted to the executive. "Good Reason" is generally defined as (i) a significant and adverse change in the nature or scope of the executive's position, authority, duties or responsibility, (ii) a failure to continue the executive officer's then-current participation in benefits or compensation, (iii) within a period of one year following a Change in Control (as defined), resignation by the executive in his sole and absolute discretion, or (iv) any material breach of the agreement by the Company.

  The employment agreements of Messrs. Connelly, Aylsworth, Wirginis and Zweifel additionally provide that each such executive officer will be paid severance benefits in the event that his employment with the Company is terminated by the Company without Cause or by the executive for Good Reason within two years of a Change in Control of the Company. The Change in Control provisions would require, in addition to any other benefits to which the executive is entitled, a lump-sum cash payment in an amount equal to 2.99 times the executive officer's average annual base compensation, as determined pursuant to the employment agreement. If payment of the foregoing amounts and any other benefits received or receivable upon termination after a Change in Control would subject such executive officer to the payment of a federal excise tax, the total amount payable by the Company to such executive officer would be increased by an amount sufficient to provide such executive officer (after satisfaction of all excise taxes and federal income taxes attributable to such increased payment) with a net amount equal to the amount receivable prior to the federal excise tax and federal income tax owed by the executive officer.

  Change in Control is generally defined as (i) the acquisition by any person of beneficial ownership of 20% or more of the combined voting power of the Company's then outstanding securities, (ii) a change in the composition of the Company's Board of Directors such that during any two consecutive years the incumbent directors and their nominees do not constitute a majority of the Board, (iii) a merger or consolidation of the Company in which the Company is not the continuing or surviving corporation or pursuant to which the holders of the Common Stock prior to such event do not have the same proportionate ownership of the common stock of the surviving corporation, (iv) a merger or consolidation of the Company in which the Company is the continuing or surviving corporation in which the holders of the Company's Common Stock immediately prior to such event do not own 50% or more of the outstanding stock of the surviving corporation, or (v) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company or the sale of substantially all of the assets of the Company. A transfer by Mr. Connelly and certain related persons and entities which would otherwise be sufficient to constitute a Change of Control would not constitute a Change of Control for the purpose of triggering a payment to Mr. Connelly, but would constitute a change in control for each of the other executives.

Compensation of Directors

  During fiscal 2002, directors who were not employees of the Company received annual director's fees of $36,000. Directors who are employees of the Company do not receive director's fees. Directors of the Company are entitled to receive discretionary grants of stock options. No such grants were made in fiscal 2002. In addition, under the Company's existing stock option plan, each non-employee director elected to the Board of Directors receives a grant of non-qualified stock options to purchase 5,000 shares of Common Stock at the fair market value of the Company's Common Stock on the date of grant. These stock options are exercisable immediately with respect to one-half of the shares and become exercisable with respect to the remainder of the shares in two equal annual installments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of the May 28, 2002: (i) by each person known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) by each of the Company's directors; (iii) by each of the executive officers of the Company listed in the Summary Compensation Table, and (iv) by all of directors and executive officers of the Company as a group.

  Name of Beneficial Owner          No. of Shares (1)     % of Class (1)
  ------------------------         ------------------     -------------
    John E. Connelly                   1,656,113 (2)          32.7%
    John S. Aylsworth                    548,985 (3)          10.0%
    Terrence L. Wirginis                 214,725 (4)           4.2%
    Karl G. Andren                        74,500 (5)           1.5%
    James A. Zweifel                     120,008 (6)           2.3%
    Royal J. Walker, Jr.                  36,000 (7)            *
    W. Ray Barrett                        30,000 (8)            *
    Ralph J. Vaclavik                     36,614 (9)            *
    All executive officers and
     directors as a group (8 persons)  2,716,945(10)          46.8%
________________________
* Less than 1%

(1) Except as otherwise noted in the footnotes to this table, to the Company's knowledge each of the persons named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The percentage calculations are based upon 5,033,161 shares of Company Common Stock issued and outstanding and, for each director or executive officer or the group, the number of shares subject to options exercisable by such director or executive or the group.

(2) Includes an aggregate of 1,518,496 shares owned of record by entities controlled by Mr. Connelly. Also includes 37,500 shares beneficially owned by Mr. Connelly but subject to purchase options granted to certain individuals. Mr. Connelly's address is 2180 Noblestown Road, Pittsburgh, PA 15205.

(3) Includes 436,667 shares issuable pursuant to stock options, 420,000 of which are currently exercisable. Mr. Aylsworth's address is 802 North First Street, St. Louis, MO 63102.

(4) Includes 112,000 shares issuable pursuant to stock options which are currently exercisable.

(5) Consists of 12,500 shares owned by New York Cruise Lines, Inc., of which Mr. Andren is Chairman and a principal stockholder; 62,000 shares issuable pursuant to stock options which are currently exercisable.

(6) Includes 86,000 shares issuable pursuant to stock options which are currently exercisable.

(7) Consists exclusively of shares issuable pursuant to stock options which are currently exercisable.

(8) Includes 5,000 shares issuable pursuant to stock options which are currently exercisable.

(9) Includes 31,000 shares issuable pursuant to stock options which are currently exercisable.

(10) Includes 752,000 shares issuable pursuant to stock options which are currently exercisable.

Item 13.  Certain Relationships and Related Transactions

  J. Edward Connelly and Associates, Inc. ("JECA"), an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. Under the operating agreement of PBLLC, such Class B interest is entitled to certain redemption rights and preferred returns on cash flows. In April 2001, PBLLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As part of the plan of reorganization filed by PBLLC in the bankruptcy proceedings (the "Plan"), JECA will, in respect of its payment right against PBLLC of approximately $14.6 million, be entitled to receive in satisfaction thereof a cash payment of $1.5 million and a one-year interest bearing promissory note from PBLLC in the principal amount of $1.5 million. The Plan also provides that, following the confirmation of the Plan, PBLLC and the Company will enter into a loan agreement under which the Company will be obligated to loan to PBLLC such amounts as shall be necessary for PBLLC to make certain payments due under the Plan. Accordingly, to the extent that PBLLC is unable to fund the payment to JECA following confirmation of the Plan, the Company would be required to loan to PBLLC any amounts necessary for PBLLC to make such payment.

   Mr. Connelly and his affiliates guaranteed debt of the Company in fiscal 2002. The highest aggregate sum guaranteed in fiscal 2002 was $2.6 million. The guaranteed amount as of February 28, 2002 was $2.2 million.

  Mr. Connelly formerly owned 100% of President Mississippi. Mr. Connelly transferred all of the capital stock of President Mississippi to the Company at the closing of the Company's initial public offering in return for 261,022 shares of PCI Common Stock, a distribution of $4.3 million representing cash advanced by Mr. Connelly to President Mississippi, and a tax distribution equal to 37% of President Mississippi S corporation's taxable income from formation to date of reorganization. The Company agreed to indemnify Mr. Connelly against any future income tax liability arising as a result of income tax audit adjustments for the period prior to the reorganization. The Internal Revenue Service subsequently audited said period. During fiscal 2000, the Company reimbursed Mr. Connelly $0.2 million for the income tax liability, and related interest, which resulted from the audit.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Financial Statements.

           See the Index to Financial Statements and Schedules on page F-1.

    2.     Financial Statement Schedules.

           See the Index to Financial Statements and Schedules on page F-1.

    3.     Exhibits.

           See Exhibit Index on page F-53.

(b)        Reports on Form 8-K.

           Not applicable.

                                     49 PAGE <51>
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC.

     Consolidated Financial Statements:

       Independent Auditors' Report .....................................F-2

       Consolidated Balance Sheets as of February 28, 2002 and 2001......F-3

       Consolidated Statements of Operations for the Years
         Ended February 28/29, 2002, 2001 and 2000.......................F-4

       Consolidated Statements of Stockholders' Equity (Deficit)for
         the Years Ended February 28/29, 2002, 2001 and 2000.............F-5

       Consolidated Statements of Cash Flows for the Years
         Ended February 29/28, 2002, 2001 and 2000.......................F-6

       Notes to Consolidated Financial Statements........................F-7

     Financial Statement Schedule:

       Schedule II--Valuation and Qualifying Accounts...................F-41

       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.

II.  THE CONNELLY GROUP, L.P.

     Financial Statements:

       Independent Auditors' Report.....................................F-42

       Balance Sheets as of February 28, 2002 and 2001..................F-43

       Statements of Operations for the Years
         Ended February 28/29, 2002, 2001 and 2000......................F-44

       Statements of Partners' Preferred Redeemable Capital and
         General Capital for the Years
         Ended February 28/29, 2002, 2001 and 2000......................F-45

       Statements of Cash Flows for the Years
         Ended February 28/29, 2002, 2001 and 2000......................F-46

       Notes to Financial Statements....................................F-47

     Financial Statement Schedule:

       Schedule II - Valuation and Qualifying Accounts..................F-52

       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Members of the Board of Directors of President Casinos, Inc.:

We have audited the accompanying balance sheets of President Casinos, Inc., (the "Company") as of February 28, 2002 and February 28, 2001, and the related statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2002 and February 28, 2001, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses, has a net stockholders' deficit, is experiencing difficulty in generating sufficient cash flow to meet its obligations and significant amounts of debt are currently due and in default, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedule II listed in the Index to Financial Statements and Schedules on page F-1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Financial Statement Schedule II is the responsibility of the Company's management. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.




/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 8, 2002
(May 20, 2002 as to Note 18)

                                  PRESIDENT CASINOS, INC.
                                CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share data)

                                                                              February 28,
                                                                            2002       2001
                                                                          --------   --------

ASSETS

Current assets:
  Cash and cash equivalents.............................................  $ 10,110   $  8,559
  Restricted cash and cash equivalents..................................     6,942      4,404
  Restricted short-term investments.....................................       775      5,938
  Receivables, net of allowance for doubtful accounts of $180 and $236..       823      1,116
  Inventories...........................................................     1,143      1,150
  Prepaid expenses and other current assets.............................     2,050      2,866
                                                                          ---------  ---------
      Total current assets..............................................    21,843     24,033
                                                                          ---------  ---------
Property and Equipment, net.............................................    98,607    111,242
Other Assets............................................................       --         469
                                                                          ---------  ---------
                                                                          $120,450   $135,744
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable......................................................  $  3,476   $  5,978
  Accrued payroll and benefits..........................................     5,183      5,377
  Accrued interest......................................................    15,568      7,285
  Accrued loan fee......................................................     7,000      7,000
  Other accrued liabilities.............................................     7,451      5,951
  Short-term debt.......................................................         5      1,834
  Current maturities of long-term debt and capital lease obligation.....   107,200    108,232
                                                                          ---------  ---------
      Total current liabilities.........................................   145,883    141,657
                                                                          ---------  ---------
Long-Term Liabilities...................................................       --         --
                                                                          ---------  ---------
         Total liabilities..............................................   145,883    141,657
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Minority Interest.......................................................    15,102     13,874
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (142,566)  (121,818)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................   (40,535)   (19,787)
                                                                          ---------  ---------
                                                                          $120,450   $135,744
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Years Ended February 28/29,
                                                  2002       2001       2000
                                                 ------     ------     ------

OPERATING REVENUES:
Gaming.....................................    $126,269   $147,810   $181,734
Food and beverage..........................      14,426     18,437     23,374
Hotel......................................       5,502      6,748      7,349
Retail and other...........................       5,539      6,125      9,499
Less promotional allowances................     (22,552)   (27,022)   (33,440)
                                               ---------  ---------  ---------
  Total operating revenues.................     129,184    152,098    188,516
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...................      72,812     83,146     99,102
Food and beverage..........................       9,645     12,657     14,916
Hotel......................................       1,351      2,134      2,457
Retail and other...........................       1,946      2,343      2,851
Selling, general and administrative........      32,269     40,676     47,381
Depreciation and amortization..............       8,413     10,360     13,975
Development................................         416        292        211
Impairment of long-lived assets............       7,068     12,709        --
                                               ---------  ---------  ---------
  Total operating costs and expenses.......     133,920    164,317    180,893
                                               ---------  ---------  ---------

OPERATING INCOME (LOSS)....................      (4,736)   (12,219)     7,623
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Interest income............................         834        990        497
Interest expense...........................     (14,945)   (19,588)   (20,083)
Reorganization costs.......................      (1,444)       --         --
Gain (loss) on sale of
   property and equipment..................         771     33,985        (99)
                                               ---------  ---------  ---------
Total other income (expense), net..........     (14,784)    15,387    (19,685)
                                               ---------  ---------  ---------
INCOME (LOSS) BEFORE MINORITY INTEREST.....     (19,520)     3,168    (12,062)

Minority interest..........................       1,228      3,374      1,311
                                               ---------  ---------  ---------
NET LOSS...................................    $(20,748)  $   (206)  $(13,373)
                                               =========  =========  =========

Basic and diluted net loss per share.......     $ (4.12)   $ (0.04)   $ (2.66)
                                                ========   ========   ========
Weighted average common and dilutive
 potential common shares outstanding.......       5,033      5,033      5,033
                                                 =======    =======    =======
See Notes to Consolidated Financial Statements.

                          PRESIDENT CASINOS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (in thousands)

                                                Additional
                                      Common      Paid-In   Accumulated
                                       Stock      Capital     Deficit      Total
                                       -----      -------     --------     -----

Years Ended February 28/29,
 2000, 2001 and 2002:

Balance as of March 1, 1999.......  $     302   $ 101,729   $(108,239)  $  (6,208)
Net loss..........................        --          --      (13,373)    (13,373)
                                    ----------  ----------  ----------  ----------
Balance as of February 29, 2000...        302     101,729    (121,612)    (19,581)
Net loss..........................        --          --         (206)       (206)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2001...        302     101,729    (121,818)    (19,787)
Net loss..........................        --          --      (20,748)    (20,748)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2002...  $     302   $ 101,729   $(142,566)  $ (40,535)
                                    ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                          Years Ended February 28/29,
                                                         2002        2001        2000
                                                        ------      ------      ------

Cash flows from operating activities:
Net loss............................................   $(20,748)   $   (206)   $(13,373)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization...................      8,413      10,360      13,975
    (Gain) loss on disposal of assets...............       (771)    (33,985)         99
    Impairment of long-lived assets.................      7,068      12,709          --
    Amortization of deferred financing
      costs and discount............................        281       1,547       3,287
    Amortization of lease option....................        253         --          --
    Minority interest...............................      1,228       3,374       1,311
    Net change in working capital accounts..........      8,042      (2,454)      1,878
    Net change in long-term accounts................        --          115         294
                                                       ---------   ---------   ---------
      Net cash provided by (used in)
        operating activities........................      3,766      (8,540)      7,471
                                                       ---------   ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........     (4,482)     (9,238)     (8,188)
  Proceeds from the sale of property
     and equipment..................................      1,710      58,407         159
  Proceeds from notes receivable....................        596         --          --
  Changes in restricted cash........................     (2,538)     (1,624)        315
  Purchase of short-term investments................       (250)     (5,663)       (685)
  Maturity of short-term investments................      5,413         685         --
  Payment of minority interest......................        --       (2,720)       (555)
                                                       ---------   ---------   ---------
       Net cash provided by (used in)
         investing activities.......................        449     39,847      (8,954)
                                                       ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from notes payable.......................        --          --          319
  Payments on notes payable.........................     (2,663)    (35,151)     (2,632)
  Payments on capital lease obligations.............         (1)         (5)       (906)
                                                       ---------   ---------   ---------
      Net cash used in financing activities.........     (2,664)    (35,156)     (3,219)
                                                       ---------   ---------   ---------
Net increase (decrease) in cash and
  cash equivalents..................................      1,551      (3,849)     (4,702)

Cash and cash equivalents at beginning of year......      8,559      12,408      17,110
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of year............   $ 10,110    $  8,559    $ 12,408
                                                       =========   =========   =========

See Notes to Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BASIS OF PRESENTATION

  The consolidated financial statements set forth herein include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest and in which an entity wholly-owned by the Chairman of the Board of the Company owns a Class B Unit and has preferred rights to certain cash flows (collectively, the "Company"). All material intercompany balances and transactions have been eliminated.

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"). In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. The President Broadwater Hotel, LLC, a limited liability company ("PBLLC") in which Broadwater Hotel, Inc. ("BHI") has a Class A ownership interest, owns approximately 260 acres in Biloxi, Mississippi, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater", two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). BHI is a wholly-owned subsidiary of the Company. Prior to July 2001, the Company also operated two non-gaming dinner cruise, excursion and sightseeing vessels in St. Louis near the base of the Gateway Arch. The assets of the non-gaming cruise operations were sold July 17, 2001. See "Note 4. Property and Equipment."

  On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Blackhawk Hotel in Davenport was owned by a wholly-owned subsidiary of the Company. The operating results of the Davenport casino and hotel operations have been included in the consolidated operating results of the Company.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 that were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and declare the unpaid principal and interest to be due and payable.

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

  The Company was unable to make the principal and interest payments due September 15, 2001 and the interest payments due March 15, 2002, on the outstanding debt under the Senior Exchange Notes and Secured Notes. As of February 28, 2002, the outstanding principal consists of $56,250 of Senior Notes and $18,750 of Secured Notes.

  To date, the Company's the proposed restructuring has not been implemented and the Company is continuing discussions with the Noteholders. In November 2001, the majority of the holders of both the Senior Exchange Notes and the Secured Notes expressed increasing concern over the inability to reach a consensual agreement with the Company.

  The Company has informed the Noteholders that the Company intends to continue with the sale of certain properties and the pursuit of refinancing opportunities as primary sources of retiring its debt obligations. In July 2001, the Company completed the sale of its non-gaming cruise operations in St. Louis, Missouri for $1,650. The Company is continuing its efforts to identify purchasers for other assets available for sale. Management is unable to predict whether the heretofore given notice to accelerate the Senior Exchange Notes and the Secured Notes will result in any further action by the Noteholders or whether the Notes can be restructured or refinanced under terms satisfactory to the Company and the Noteholders.

  In addition to the foregoing, President Broadwater Hotel, LLC, a limited liability company in which BHI has a Class A ownership interest, is in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continues in possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the Bankruptcy Court which allows PBLLC use of its cash collateral. On October 31, 2001, PBLLC filed its plan of reorganization which will permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. The Bankruptcy Court has set September 30, 2002 for commencement of the hearing on confirmation of the Plan. Pursuant to the bankruptcy reorganization plan submitted by PBLLC, the Company will be obligated to loan to PBLLC certain amounts necessary to make payments under the Plan. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern. See "Note 9. Commitments and Contingent Liabilities."

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also in default under its $2,200 M/V "President Casino-Mississippi" note. This debt is currently due and classified in current liabilities. See "Note 5. Short-Term Debt and Current Portion of Long-Term Debt."

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

  As of February 28, 2002, the Company had $10,110 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations, but will not meet all its debt obligations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents -- Cash and cash equivalents include highly liquid investments with maturities of ninety days or less at date of purchase.

  Restricted Cash and Cash Equivalents -- Restricted cash and cash equivalents consists of cash and cash equivalents which are held in segregated accounts to fund potential obligations required by third parties. See "Note 3.
Restricted Cash and Cash Equivalents and Restricted Short-Term Investments."

  Restricted Short-Term Investments -- To fulfill certain regulatory and other obligations, the Company invests in certificates of deposit with maturities greater than ninety days at date of purchase. Short-term investments are stated at cost, which approximates fair value. See Note 3.

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

  Deferred Financing Costs -- Costs associated with the issuance of debt were deferred and amortized over the life of the related indebtedness using the effective interest method.

  Gaming Revenues and Promotional Allowances -- In accordance with industry practice, the Company recognizes gaming revenues as the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized by reference to the service provided. Revenues include the retail value of food and beverage, rooms and other items provided on a complimentary basis to customers. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses and consist of the following:

                                     2002       2001       2000
                                    ------     ------     ------
         Food and beverage......   $ 4,586    $ 5,619    $ 7,483
         Hotel..................       772        657        474
         Other..................       351        305        213
                                   --------   --------   --------
                                   $ 5,709    $ 6,581    $ 8,170
                                   ========   ========   ========

  Indirect Expenses -- Certain indirect expenses of operating departments such as selling, general and administrative and depreciation and amortization are shown separately in the accompanying statements of operations and are not allocated to departmental operating costs and expenses.

  Self-Insurance -- The Company was partially self-insured for employee health and workers compensation claims and third party liability costs through April 1999. Effective May 1999, the Company became fully insured for workers compensation claims. The Company continues to be partially self-insured for employee health and third party liability claims. The self-insurance claim liability is based on claims reported and claims incurred but not reported using the Company's historic experience with such matters.

  Minority Interest -- The Company recognizes net income (loss) in TCG, in which the Company has a 95% ownership interest, and PBLLC, in which BHI has 100% interest in the Class A Unit which controls PBLLC. In addition, the Company accrues minority interest at 5% of net income for TCG and recognizes a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of February 28, 2002 and 2001, the minority interest on the balance sheet is comprised of $15,028 and $13,812, respectively, related to its obligation to redeem the Class B Unit for $10,000, plus any priority return accrued but not paid. See "Note 10. Minority Interest."

  Basic and Diluted Loss Per Share Information -- Loss per share information is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalent shares from diluted stock options from date of grant, using the treasury stock method. There is no difference between loss per share under the basic and diluted methods due to the anti-dilutive nature of the stock options, since the Company has had losses in all periods presented. See "Note 12. Stock Option Plans."

  Fair Value of Financial Instruments -- The Company calculates the fair value of financial instruments and includes this additional information in the Notes to the Consolidated Financial Statements. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses valuation methodologies which take into account the present value of estimated future cash flows to determine fair value.

  Recoverability of Long-Lived Assets -- The carrying values of the Company's assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. If it is determined that an impairment loss has occurred, then an impairment loss is recognized in the statement of operations. The resulting impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, estimated using quoted market prices, if available, or other acceptable valuation methodologies, including discounted cash flows or comparable sales.

  Recently Issued Accounting Standards -- The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during August 2001. SFAS 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for fiscal years beginning after March 1, 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

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

  Reclassifications -- Certain amounts for fiscal 2001 and 2000 have been reclassified to conform with fiscal 2002 financial statement presentation.

3.  RESTRICTED CASH AND CASH EQUIVALENTS AND RESTRICTED SHORT-TERM INVESTMENTS

  Restricted cash and cash equivalents consists of the following:

                                                    2002        2001
                                                   ------      ------

        PBLLC restricted cash..................   $  3,088    $  2,581
        TCG restricted cash....................      1,500       1,823
        BHI restricted cash....................      1,702         --
        Corporate restricted cash..............        652         --
                                                  ---------   ---------
                                                  $  6,942    $  4,404
                                                  =========   =========

  Prior to the filing for reorganization under Chapter 11, PBLLC deposited revenues into lockboxes that were controlled by its lender. Expenditures from the lockboxes were limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by certain agreements. The lender continues to control the capital improvements lockbox. PBLLC currently operates under a cash collateral stipulation and agreement, which allows PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement.

  TCG has restricted cash consisting of $1,500 pending the outcome of the litigation, "Whalen IV." See "Note 9. Commitments and Contingent Liabilities." Additionally, as of February 28, 2001, TCG had $323 held in escrow to guarantee a tax obligation, which amount was subsequently released based on the outcome of a dispute.

  BHI has $1,702 cash restricted for payment to John E. Connelly, the Company's Chairman and Chief Executive Officer, as partial redemption of its obligation under the Class B Unit agreement as a component of the Company's PBLLC plan of reorganization. Corporate restricted cash is comprised of amounts restricted for interest payments on the Company's Senior Exchange Notes and the Secured Notes.

  Restricted short-term investments consists of the following:

                                                    2002        2001
                                                   ------      ------

        Restricted for interest payment........   $    --     $  5,298
        Performance bonds......................        600         350
        Letter of credit.......................        175         290
                                                  ---------   ---------
                                                  $    775    $  5,938
                                                  =========   =========

  As of February 28, 2001, the Company had short-term investments held in escrow for the trustee of its bonds to guarantee the March 15, 2001 payment of interest on the Senior Exchange Notes and the Secured Notes (see "Note 5. Short-Term Debt and Current Portion of Long-Term Debt"). Additionally, the Company is required to collateralize a letter of credit and certain performance bonds. To fulfill these requirements, the Company invests in certificates of deposit with maturities greater than ninety days at date of purchase.

4.  PROPERTY AND EQUIPMENT

  Property and equipment is summarized as follows:

                                                    2002        2001
                                                   ------      ------
      Owned property:
        Land..................................   $    250    $    250
        Land and marina improvements..........      6,605       6,599
        Buildings and improvements............      2,937       2,844
        Boats, barges and improvements........     49,968      49,477
        Leasehold improvements................      3,947       3,787
        Furnishings and equipment.............     37,224      35,107
        Property held for development or
          sale, at net book value.............     47,747      56,293
        Construction in progress..............        665         507
                                                 ---------   ---------
                                                  149,343     154,864
          Accumulated depreciation
            and amortization..................    (50,736)    (43,631)
                                                 ---------   ---------
                                                   98,607     111,233
                                                 ---------   ---------
       Property under capital leases..........        --           16
          Accumulated amortization............        --           (7)
                                                 ---------   ---------
                                                      --            9
                                                 ---------   ---------
            Property and equipment, net.......   $ 98,607    $111,242
                                                 =========   =========

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess," (formerly the "New Yorker"). Under the terms of the agreement, the Company would receive an aggregate of $9,000 principal installment payments over a period of thirty months commencing on March 29, 2001, which included a final principal balloon payment of $4,388 due October 2003. The note bore an annual interest rate of 10.5%. On October 3, 2001, the installment sale agreement was terminated. The vessel is included in property and equipment classified as "property held for sale."

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provides dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The transaction was consummated on July 17, 2001 for aggregate consideration of $1,650. The Company recognized a gain of $778 on the sale of these assets.

  On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations for aggregate consideration of $58,200 in cash. The Company recognized a net gain of $34,465 on the transaction.

  As a result of management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, the Company recorded an impairment of long-lived assets of $7,068 and $12,709 during fiscal years 2002 and 2001, respectively, on two casino vessels not used in the Company's gaming operations. The assets are accounted for in the Company's leasing segment.

5.  SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  Short-term debt consists of the following:

                                                        2002           2001
                                                       ------         ------

  Construction notes payable......................   $    --         $  1,817
  Equipment notes payable.........................          5              17
                                                     ---------       ---------
       Short-term debt............................   $      5        $  1,834
                                                     =========       =========

  In conjunction with the relocation of the "Admiral," the Company negotiated extended payment terms with two vendors providing certain services related to the new site development. Under the terms of the marine construction agreement, the Company made monthly payments against progress billings and the outstanding principal balance bore an annual interest rate of 11.0%. The principal was paid in full in August 2001. Under the terms of the porte cochere construction agreement, the Company made monthly payments against progress billings and the outstanding principal balance bore an annual interest rate of 10.5%. The Company had a $500 deposit held in escrow which was applied against the final $500 payment in October 2001.

  Long-term notes payable, all of which are classified as current liabilities, are summarized as follows:

                                                        2002           2001
                                                       ------         ------
  Senior Exchange Notes, 13%, net of discount
    of $0 and $123................................   $ 56,250        $ 56,127
  Secured Notes, 12%, net of a gain on
    modification of terms of $0 and $322..........     18,750          19,072
  Broadwater Hotel note payable, variable
    interest rate, 12.75% and 9.688%..............     30,000          30,000
  M/V "President Casino-Mississippi" note payable,
   variable interest rate, 5.7% and 10.0%.........      2,200           2,600
  Equipment note payable, 11.0%...................        --              432
                                                     ---------       ---------
                                                     $107,200        $108,231
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

As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets. On November 22, 2000, the Company and its principal subsidiaries executed an agreement with a majority of the holders of its Senior Exchange Notes and Secured Notes.

  On December 3, 1998, the Company repurchased $25,000 of its Senior Exchange Notes. The repurchased notes were used to satisfy the $25,000 principal payment due September 15, 1999 on the Company's $100,000 Senior Exchange Notes. The repurchase was funded by the issuance of $25,000 of new 12% notes due September 15, 2001 (the "Secured Notes"). The Secured Notes have no mandatory redemption obligation and are secured by mortgages on the "Admiral" and the M/V "Surfside Princess," (formerly, the "New Yorker") as well as subsidiary guarantees.

  See "Note 1. Basis of Presentation" regarding default of the Senior Exchange Notes and Secured Notes.

  In light of the current financial condition of the Company and the fact that the Notes have not been actively trading, management believes it is impracticable to determine the current value of the Senior Exchange Notes and Secured Notes. Management is currently negotiating with the Noteholders to re-negotiate the terms of the debt. The aggregate market value of the Senior Exchange Notes and the Secured Notes as of February 28, 2001 was approximately $62,000 based on quoted market prices.

  Broadwater Hotel Note

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30,000 from a third party (the "Indebtedness"). Except as set forth in the promissory note and related security and guarantee documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC was obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and non-refundable when the Indebtedness was due. Neither the Indebtedness nor the loan fee payments were made on the due date and the Indebtedness is in default. In accordance with the terms of the loan, effective on the default date, penalty interest of 4.0% is accrued in addition to interest at the stipulated rate on the $30,000 principal. Additionally, PBLLC has accrued, but not paid, interest on the unpaid loan fee at the stipulated rate since the date of default. PBLLC continued to make the monthly interest payments accruing on the $30,000 principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern

District of Mississippi. See "Note 9. Commitments and Contingent Liabilities" regarding the Chapter 11 petition filed by PBLLC.

  M/V "President Casino-Mississippi" Note

  The 5.7% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company has continued to make the quarterly principal and interest payments on this note. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable.

  Under the terms of the 5.7% term note payable, $2,100 principal becomes due and payable in August 2002. Management intends to renegotiate the terms of the note with the lender to extend the payment terms. There can be no assurance that the Company will be able to renegotiate the terms successfully.

  Equipment Note Payable

  The Company purchased slot machines in March 2000 and financed a portion of the purchase with an $850 note. The terms of the agreement were for combined monthly interest and principal payments through August 2001.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

6.  CAPITAL AND OPERATING LEASES

  During fiscal 2002, the Company leased two mooring sites in St. Louis, Missouri and certain other equipment under operating leases. The operating leases related to the Company's Davenport operations were either terminated or assumed by the purchaser upon the sale of the Davenport operations.

  The Company's mooring site for Gateway Riverboat Cruises in St. Louis was for a term of five years commencing August 1986, with four five-year renewal options. Rent during fiscal years 2002, 2001 and 2000 was $2, $4 and $4, respectively, and was subject to rate change every five years as recommended by the Port Commission. The lease was assumed by the purchaser of Gateway Riverboat Cruises. See "Note 4. Property and Equipment."

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

  Rent under the terms of the new lease consists of base rent plus a percent of adjusted gross receipts. The base rent is $27 annually and is subject to rate change every five years based on the recommendation of the Port Commission. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80,000, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80,000 but which are equal to or less than $100,000, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100,000. Rent expense for the mooring sites for the years ended February 28/29, 2002, 2001 and 2000 was $1,608, $1,203 and $1,223, respectively.

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

  On April 11, 1997, AGEL filed an action against the Company with respect to certain disputed charter payments under the agreement. In October of 1998, this action was dismissed with prejudice pursuant to a settlement agreed upon by the parties. Pursuant to the settlement, the Company made a lump sum payment of $3,890 and agreed to ongoing payments of $215 per month through April 15, 2000. The amended charter period was from December 1, 1997 until April 15, 2000 and was subject to certain purchase options. On August 10, 1999, the Company executed a purchase agreement for the "President Casino-Broadwater".

  Rental expense incurred under operating leases was $5,434, $4,619 and $6,719 for the years ended February 28/29, 2002, 2001 and 2000, respectively.

  Future minimum lease commitments under non-cancelable long-term operating leases as of February 28, 2002, are as follows:

                                          Non-cancelable
                                            Operating
                                              Leases
                                           ------------


           Years ending February 28/29:
             2003........................    $  1,411
             2004........................         739
             2005........................         521
             2006........................         311
             2007........................         270
             Thereafter..................         974
                                             ---------
                                             $  4,226
                                             =========

7. INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. Given the level of operations, the increased competition and the overall uncertainty as to the timing of the Company's ability to return to profitability, the Company has determined that the tax benefit does not satisfy the recognition criteria. Accordingly, a 100% valuation allowance is maintained against the Company's deferred tax assets. A net tax benefit was realized during the year ended February 28, 2001, in the amount of $1,413 for the utilization of a portion of the federal net operating loss carryforward and $371 for utilization of capital loss and contribution carryforward deductions. No other benefit has been recognized for all other periods presented.

  The components of the net deferred tax asset are as follows:

                                                     2002          2001
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 66,318      $ 60,166
       Pre-opening costs and intangible
         assets..............................        3,028         3,441
       Accounting reserves and liabilities...        3,058         2,614
       Tax credits...........................          280           280
       Other.................................          432           249
                                                  ---------     ---------
                                                    73,116        66,750
       Less: Valuation allowance.............      (67,345)      (59,089)
                                                  ---------     ---------
                                                     5,771         7,661
     Deferred tax liabilities:
       Property..............................        5,771         7,661
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of February 28, 2002, the Company had Federal, Missouri and Mississippi net operating loss carryforwards of $160,302, $205,943 and $44,440, respectively. These tax benefits will expire between 2008 and 2021 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the company or its subsidiaries.

8.  OTHER ACCRUED EXPENSES

  The components of other accrued expenses are as follows:

                                                 2002        2001
                                                ------      ------

        Insurance.......................      $  1,117   $   1,519
        Taxes, other than income
          and payroll taxes.............           687       1,374
        Point liability.................           787         727
        Other...........................         4,860       2,331
                                              ---------   ---------
                                              $  7,451    $  5,951
                                              =========   =========

9. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." ("Whalen III") was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claimed in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen sought as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. In November 1998, the District Court granted the Company's motion for summary judgment and dismissed Whalen's claim for conversion. Whalen appealed the District Court's decision. The Supreme Court of the State of Iowa reversed the order of the District Court, found that there had been committed the tort of conversion and remanded the case to the District Court to determine damages. PRC Iowa filed a Motion of Summary Judgment and Resistance to a Cross Motion of Summary Judgment on the Issues of Damages. On May 8, 2001, the District Court determined it was compelled by the Supreme Court decision to grant Whalen's motion and found PRC Iowa and J. Edward Connelly Associates, Inc. liable. The Court also denied the motion for Summary Judgment on damages of PRC Iowa. In addition, the Court denied Whalen's motion for Summary Judgment on the issue of damages. The Court held a bench trial on the issue of damages in December 2001, and entered an order on February 20, 2002 determining the amount of damages. In May 2002, the Company, its affiliates, Mr. Connelly and JECA reached a settlement with Whalen. Under the term of the settlement, Whalen agreed to release any claims he had against the Company, its affiliates, or Mr. Connelly or JECA with respect to any of the matters at issue in Whalen III as well as any claims with respect to the disposition of the remaining assets of TCG. The Company, its affiliates, Mr. Connelly and JECA agreed to release any claims they had against Whalen with respect to any matters at issue in the lawsuit. The Company and its affiliates agreed that Whalen would receive his share as limited partner of 5% of any distributions made to the partners of TCG and that PRC Iowa would pay Whalen $500 in consideration of the settlement.

  "Michael L. Whalen v. The Connelly Group, LP, President Riverboat Casino-Iowa, Inc. and President Casinos, Inc.," No. 96350, Iowa District Court for Scott County ("Whalen IV"). This case followed Whalen III and represented an effort to prevent PRC Iowa as general partner of TCG from distributing the proceeds from the sale of the Davenport operations of TCG. While a substantial amount was distributed prior to the filing of this action, approximately $1,500 remained undistributed as of February 28, 2002. Whalen IV sought injunctive relief to prevent its distribution until a judgment was entered in Whalen III. A temporary injunction was issued. Upon execution of the Settlement Agreement and Mutual Release in the aforementioned case, Whalen III, Whalen and defendants jointly filed a stipulated consent order, releasing the injunction and dismissing the case with prejudice. Subsequently, TCG made a $1,356 distribution to its partners, inclusive of Whalen's 5% share.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants have opposed it. Briefing has been completed. The presiding judge announced he had reached a decision on class certification but had placed it under seal pending appointment of a new judge. If a new judge is not appointed, he will unseal his decision. Extensive paper discovery has occurred. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  A shareholder derivative suit captioned "Mizel v. John E. Connelly et. al." was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort, Broadwater Towers and a related golf course, from an entity controlled by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requests rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, an award of damages to the Company and attorneys' fees and costs. The Company filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. The court denied the motion. The Company has made substantial paper discovery in response to requests for production. The Company filed a motion to dismiss for failure to join an indispensable party, PBLLC. This motion was denied. A motion for summary judgment was also denied. Trial is set for July 8, 2002. Based on management's evaluation of the lawsuit, the Company believes that it has meritorious defenses to the allegations set forth in the suit, and intends to defend this action vigorously. The suit is covered under the Company's directors and officers insurance policy. Because this is a derivative action, the result of a successful judgment would be a reimbursement to the Company from the Directors on account of their alleged breaches of their duty to exercise an informed business judgment and because of their waste of corporate assets. Because management believes the Directors have meritorious defenses to the allegations, it does not anticipate any material recovery in the action.

  The Company is also from time to time party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. Based on the advice of legal counsel, management does not believe that the outcome of such litigation will have a material adverse effect on the Company.

Other

  --Biloxi

  On April 19, 2001, PBLLC (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. That same day, the Bankruptcy Court authorized the Debtor's interim use of cash collateral pursuant to a Cash Collateral Stipulation and Agreement between the Debtor and its largest creditor, Lehman Brothers Holdings Inc. ("Lehman"). Subsequent orders of the Bankruptcy Court have extended the Debtor's authorized use of cash collateral indefinitely until further order of the Court. The Debtor is operating its businesses and managing its properties as a debtor-in-possession, and no trustee has been appointed in the Debtor's case. The first meeting of creditors was held on June 21, 2001, and an official committee of unsecured creditors (the "Creditors Committee") has been appointed in the case. The Bankruptcy Court fixed August 20, 2001 as the final date for creditors to file proofs of claim in the Debtor's case, except that October 16, 2001 was fixed as the final date for governmental units to file proofs of claim. The Debtor is current with the filings of its monthly operating reports in the case, with the report for April 2002 having been filed on May 15, 2002. Within its exclusive period for filing a disclosure statement and plan of reorganization as set by the Bankruptcy Court, the Debtor filed its Debtor's Plan of Reorganization on October 31, 2001 (the "Plan") and its First Amended Disclosure Statement on February 7, 2002 (the "Disclosure Statement").

  The Plan provides that, following the confirmation of the Plan, PBLLC and the Company will enter into a loan agreement under which the Company will be obligated to loan to PBLLC such amounts as shall be necessary for PBLLC to make certain payments due under the Plan. Additionally, if the Plan is confirmed the Class B membership interest of PBLLC held by JECA (an entity controlled by Mr. Connelly) will, in respect of its payment right against PBLLC of approximately $14,600, be entitled to receive in satisfaction thereof a cash payment of $1,500 and a one-year interest bearing promissory note from PBLLC in the principal amount of $1,500. The Company would be required to loan such amounts to PBLLC to the extent that PBLLC is unable to fund such amounts.

  By its order dated February 20, 2002, the Bankruptcy Court approved the adequacy of the Disclosure Statement and established the procedure for creditors to vote to accept or reject the terms of the Plan by March 27, 2002. All voting ballots cast by creditors impaired under the Plan voted to accept the terms of the Plan, except that the ballot cast by Lehman as the only creditor in Class 7 of the Plan voted to reject the Plan. Lehman has also filed its objection to confirmation of the Plan. The Creditors Committee also filed an objection to confirmation, but an agreement in principle has been made by the Debtor and the Creditors Committee for resolving the Creditors Committee's objection by agreement. The Bankruptcy Court has set September 30, 2002 for commencement of the hearing on confirmation of the Plan, and the Debtor intends to prosecute the Plan toward confirmation under the "cram-down" provisions of Bankruptcy Code Section 1129(b) as quickly as practicable.
There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  By its letter dated April 19, 2002, Lehman asserted an indemnity claim against the Company and President-Mississippi (the "Indemnitors') for "Incurred Costs" of $1,078 through April 18, 2002 which Lehman allegedly incurred in connection with its claims against the Debtor in the Chapter 11 bankruptcy case of PBLLC, with such claim against the Indemnitors being alleged by Lehman to be based on a certain Indemnity and Guaranty Agreement dated July 22, 1997 of the Indemnitors in favor of Lehman. Such claim by Lehman against the Indemnitors duplicates a portion of the secured claim of Lehman against the Debtor in said Chapter 11 bankruptcy case. The Indemnitors have not yet responded to Lehman's letter dated April 19, 2002, but the Indemnitors presently intend to deny their obligation for the amount claimed by Lehman and to defend vigorously against their being required to pay same. Although the Company denies their obligation for the amount claimed by Lehman, as of February 28, 2002, the Company has accrued $1,000 for said costs.

  The condensed balance sheets and statements of operations of PBLLC are as follows:

                                                                     Feb. 28,   Feb. 28,
                                                                       2002       2001
                                                                     --------   --------

           Restricted cash and cash equivalents....................  $  3,088   $  2,581
           Related party receivable................................       346        --
           Other current assets....................................       520        537
           Property and equipment, net.............................    41,968     42,181
                                                                     ---------  ---------
              Total assets.........................................  $ 45,922   $ 45,299
                                                                     =========  =========

           Accounts payable and accrued liabilities................  $  8,356   $  3,125
           Current portion of long-term debt.......................    30,000     30,001
           Accrued loan fee........................................     7,000      7,000
           Due to related parties..................................        46        498
                                                                     ---------  ---------
              Total liabilities....................................    45,402     40,624
                                                                     ---------  ---------
           Redeemable Class B capital..............................    15,028     13,812
           Class A capital.........................................   (14,508)    (9,137)
                                                                     ---------  ---------
              Total liabilities and capital........................  $ 45,922   $ 45,299
                                                                     =========  =========



                                                             Years Ended February 28/29,
                                                             2002       2001       2000
                                                            ------     ------     ------

         OPERATING REVENUES:
           Hotel......................................    $  5,502   $  5,296   $  5,448
           Related party lease........................       3,098      2,971      2,971
           Retail and other...........................       2,237      2,483      3,230
                                                          ---------  ---------  ---------
             Total operating revenues.................      10,837     10,750     11,649
                                                          ---------  ---------  ---------
         OPERATING COSTS AND EXPENSES:
           Hotel......................................       2,122      2,274      2,134
           Retail and other...........................       1,694      1,803      2,041
           Selling, general and administrative........       4,524      4,376      4,338
           Depreciation and amortization..............         736        811        697
                                                          ---------  ---------  ---------
             Total operating costs and expenses.......       9,076      9,264      9,210
                                                          ---------  ---------  ---------

           OPERATING INCOME...........................       1,761      1,486      2,439
                                                          ---------  ---------  ---------
         OTHER INCOME (EXPENSE):
           Interest income............................          74        119        109
           Interest expense...........................      (4,546)    (5,403)    (5,436)
           Reorganization costs.......................      (1,444)       --         --
                                                          ---------  ---------  ---------
           Total other expense, net...................      (5,916)    (5,284)    (5,327)
                                                          ---------  ---------  ---------
           NET LOSS...................................    $ (4,155)  $ (3,798)  $ (2,888)
                                                          =========  =========  =========

   -St. Louis

  On May 1, 2001, the Missouri Gaming Commission issued a preliminary order of discipline in DC-01-004 - DC-01-012 proposing that the Company be assessed administrative penalties totaling $129 for numerous alleged violations of internal gaming control standards and one alleged violation of making political contributions prohibited by an ordinance of the City of St. Louis. None of the alleged violations of internal control standards involve any loss of funds or affect the integrity of gaming. The Company is contesting the proposed discipline. Management anticipates that these matters will be resolved with no material impact on its financial position.

  --General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Biloxi license was last renewed in April of 2001 and expires April 2004. The St. Louis license was last renewed in May of 2002 and expires in May of 2004.

10. MINORITY INTEREST

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

  BH Acquisition Corporation ("BHAC"), a company wholly-owned by Mr. Connelly, was the sole owner of the Broadwater Property. Prior to the closing of the transactions, JECA, the successor by merger to BHAC became the sole owner of the Broadwater Property. In connection with the formation of PBLLC, JECA transferred its interest in the Broadwater Property to PBLLC as a capital contribution in exchange for the sole outstanding membership interest in PBLLC. Pursuant to the Redemption Agreement, BHI made a capital contribution of $5,000 to PBLLC in exchange for the Class A Unit of PBLLC as described in the Amended and Restated Limited Liability Company Operating Agreement of PBLLC (the "Amended Operating Agreement"). The Class A Unit affords BHI control of PBLLC. Simultaneously with BHI's acquisition of the Class A Unit, PBLLC redeemed JECA's existing membership interest in PBLLC in exchange for
(i) the cash payment by PBLLC to JECA of $28,484, (ii) redemption of the $2,016 debt owed by BHAC to the Company and (iii) the issuance by PBLLC to

JECA of the Class B Unit of PBLLC as described in the Amended Operating
Agreement.

  PBLLC is obligated to redeem the Class B Unit from JECA for a redemption price of $10,000 on the date on which the indebtedness (as defined in "Note 5. Short-Term Debt and Current Portion of Long-Term Debt") is fully and finally discharged and the mortgage securing the Indebtedness is released. In addition, the Class B Unit entitles JECA to a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the Redemption Agreement.

11. EMPLOYEE BENEFIT PLANS

  The Company maintains an employee savings plan which covers all eligible employees as defined by the plan. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan, net of forfeitures, was $234, 379 and $438 for the years ended February 28/29, 2002, 2001 and 2000, respectively.

12.  STOCK OPTION PLANS

  The Company has adopted non-qualified and incentive stock option plans which provide for the granting of stock options to eligible directors, officers and employees. In addition, the plans authorize the issuance of tandem stock appreciation rights in connection with the issuance of certain options. Stock appreciation rights may only be issued in connection with a non-qualified stock option. This right will entitle the holder to receive in cash or stock an amount equal to the excess of the fair market value on the date of exercise over the exercise price of the tandem stock option. The maximum value of any stock appreciation right will be limited to the exercise price of the tandem stock option. A stock appreciation right may be exercisable only at the same time and to the same extent as the tandem stock option.

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

  On June 19, 1996 and August 22, 1997, the Committee approved amendments to certain of the outstanding stock option agreements. Pursuant to such amendments, options to purchase an aggregate of 276,340 shares of Common Stock at exercise prices ranging from $54.00 to $5.625, per share were repriced at an exercise price of $11.625 and $2.625, respectively, per share, the market value of the Common Stock on the date of the repricings. In addition, the trading price at which certain options granted to an executive officer with respect to 16,667 shares of Common Stock would vest was amended from $84.00 to

$5.50 per share. Except for such amendments, the other terms of the stock options repricing were not changed.

  On August 28, 2001, the Committee approved further amendments to certain of the outstanding stock option agreements. Pursuant to such amendments, options to purchase an aggregate of 811,618 shares of Common Stock at exercise prices ranging from $1.875 to $4.000, per share were repriced at an exercise price of $0.87 per share. Except for such amendments, the other terms of the stock options were not changed. The Over the Counter fair market value of the Common Stock on August 28, 2001, was $0.87, based on the terms of the plan. Pursuant to the guidance of APB 25, "Accounting for Stock Issued to Employees", the amendments to certain of the outstanding option agreements modified the options from being fixed stock option awards to variable stock option awards. As such, the Company recognizes compensation cost for increases or decreases in the intrinsic value of the modified award in periods subsequent to the modification until the award is exercised, forfeited or expires unexercised. However, compensation cost is not adjusted below the intrinsic value, if any, of the modified stock option at the date of modification unless the award is forfeited because the employee fails to fulfill an obligation. The Over the Counter closing market value of the Common Stock on February 28, 2002, was $0.85, therefore, as of February 28, 2002, no compensation cost has been recognized.

  The Committee believes that the modifications were necessary and appropriate in light of competitive conditions in the gaming industry and in order to provide a meaningful long-term incentive compensation opportunity in light of recent trading prices of the Common Stock to the management team whose efforts are essential to the Company's success.

  The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation" to account for stock compensation arrangements. SFAS No. 123 provides, among other things, that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by APB No. 25. As permitted, the Company has elected to continue to apply the intrinsic value-based method for stock options. Accordingly, no compensation cost has been recognized.

  Under the Company's plans, the Company is authorized to grant options up to an aggregate of 1,325,000 shares to management team members and directors. As of February 28, 2002, 100,000 options have been exercised and 235,379 are available for grant. Options under the plans are generally granted at market value at the date of the grant and expire ten years from the date of grant. The outstanding options that have been granted under the plan generally vest either at (i) a rate of 20% each anniversary date or (ii) 20% on date of grant and 20% on each anniversary date thereafter. The Company has also granted stock options to external board members under a non-qualified plan. These options are granted at market value at the date of the grant; and generally vest at 50% on date of grant and 25% each anniversary date thereafter or 20% at the date of grant, 20% on the first anniversary and 60% on the second anniversary; and expire 10 years from date of grant.

  For the purposes of applying the pro forma disclosure requirements of SFAS No. 123, effective with options granted in 1996 and subsequently, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2000, respectively: no dividend yield expected;

volatility of 135.68% and 111.37%, respectively; risk-free interest rates of 3.11%-4.97% and 6.1%, respectively; and the remaining expected lives of the grants. There were no options granted in fiscal year 2001.

  The following table discloses the Company's pro forma net loss and loss per share assuming compensation cost for stock options had been determined using the fair value-based method prescribed by SFAS No. 123.

                                       2002        2001        2000
                                      ------      ------      ------
       Net loss:
         As reported.............   $(20,748)   $   (206)   $(13,373)
         Pro forma...............   $(20,920)   $   (668)   $(14,164)
       Loss per share:
         As reported.............    $ (4.12)    $ (0.04)    $ (2.66)
         Pro forma...............    $ (4.16)    $ (0.13)    $ (2.81)


  A summary of the status of the Company's stock option plans as of February 28/29, 2002, 2001, and 2000, and changes during the years ending on those dates is presented below:

                            2002                      2001                       2000
                 -------------------------  -------------------------  --------------------------
                          Weighted-Average           Weighted-Average           Weighted-Average
Fixed Options    Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------------------------

Outstanding at
 beginning
 of year      1,053,022        $ 8.13      1,085,205      $ 7.96        797,020      $10.17
-------------------------------------------------------------------------------------------------
Granted         811,618          0.87            --          --         302,007        1.87
Forfeited      (875,019)         2.38        (32,183)       2.31        (13,822)       2.57
Expired             --            --             --          --             --          --
-------------------------------------------------------------------------------------------------
Outstanding
 at end
 of year        989,621          7.26      1,053,022        8.13      1,085,205        7.96
-------------------------------------------------------------------------------------------------
Options
 exercisable
 at year-end    972,159                    1,033,891                    886,623

Weighted-
 average fair
 value of options
 granted during
 the year        $ 0.87                        n/a                       $ 1.87
-------------------------------------------------------------------------------------------------

  The following table summarizes information about variable stock options outstanding at February 28, 2002:

-------------------------------------------------------------------------------------------------
                             Options Outstanding                       Options Exercisable
                ------------------------------------------------   ----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number        Weighted-
   Exercise     Outstanding       Remaining          Average       Exercisable      Average
    Prices      at 02/28/02   Contractual Life    Exercise Price   at 02/28/02   Exercise Price
-------------------------------------------------------------------------------------------------

$ 0.00 - 1.00     811,268        6.12 years         $ 0.87         793,806       $ 0.87
  1.00 - 1.99       1,829        7.48 years           1.87           1,829         1.87
  2.00 - 2.99       1,007        5.09 years           2.48           1,007         2.48
  4.00 - 4.99         517        5.59 years           4.00             517         4.00
 37.00 -37.99     175,000        0.72 years          37.00         175,000        37.00
-------------------------------------------------------------------------------------------------
  Total           989,621        5.17 years         $ 7.26         972,159       $ 7.38
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

  During fiscal 2002, the Company's Davenport operations reflect a negative EBITDA of $468, of which, $656 relates to attorneys fees and settlement of the "Whalen" legal proceedings which were incurred by PRC Iowa, the general partner of the 95% Company-owned operating partnership, TCG. TCG managed the Company's Davenport casino operations until the sale of the Davenport operations in fiscal 2001. The $656 legal and settlement costs were offset by a net reduction of expense on TCG of $188 primarily related to an adjustment to estimated accrued liabilities.

                                                Years Ended February 28/29,
                                               2002        2001        2000
                                              ------      ------      ------

OPERATING REVENUES:
St. Louis operations...................      $ 79,103    $ 62,462    $ 63,829
Biloxi operations......................        50,081      50,150      54,829
Davenport operations...................           --       39,486      68,038
                                             ---------   ---------   ---------
 Gaming and ancillary operations.......       129,184     152,098     186,696
Leasing operations.....................            -          --        1,820
                                             ---------   ---------   ---------
    Total operating revenues...........      $129,184    $152,098    $188,516
                                             =========   =========   =========

  A reconciliation of operations EBITDA (before development and impairment expenses and gain/loss on sale of property and equipment) to net income is as follows:

                                                Years Ended February 28/29,
                                               2002        2001        2000
                                              ------      ------      ------

OPERATIONS EBITDA:
St. Louis operations...................      $ 11,887    $  4,226     $ 6,443
Biloxi operations......................         4,536       5,340       7,019
Davenport operations...................          (468)      7,297      12,364
                                             ---------   ---------   ---------
 Gaming and ancillary operations.......        15,955      16,863      25,826
Leasing operations.....................        (1,068)     (1,139)        699
                                             ---------   ---------   ---------
    Operations EBITDA..................        14,887      15,724      26,525

CORPORATE EBITDA:
Corporate administration...............        (3,726)     (4,582)     (4,716)
Corporate development..................          (416)       (292)       (211)
                                             ---------   ---------   ---------
     Total EBITDA......................        10,745      10,850      21,598
                                             ---------   ---------   ---------
OTHER COSTS AND EXPENSES:
Depreciation and amortization..........         8,413      10,360      13,975
Impairment expense.....................         7,068      12,709         --
                                             ---------   ---------   ---------
     Total other costs and expenses....        15,481      23,069      13,975
                                             ---------   ---------   ---------
     OPERATING INCOME (LOSS)...........        (4,736)    (12,219)      7,623
                                             ---------   ---------   ---------
OTHER INCOME (EXPENSE):
Interest expense, net..................       (14,111)    (18,598)    (19,586)
Reorganization costs...................        (1,444)        --          --
Gain (loss) on sale of assets..........           771      33,985         (99)
                                             ---------   ---------   ---------
  Total other income (loss)............       (14,784)     15,387     (19,685)
                                             ---------   ---------   ---------
LOSS BEFORE MINORITY INTEREST..........       (19,520)      3,168     (12,062)

Minority interest......................        (1,228)     (3,374)     (1,311)
                                             ---------   ---------   ---------
NET LOSS...............................      $(20,748)   $   (206)   $(13,373)
                                             =========   =========   =========

  EBITDA is not determined in accordance with generally accepted accounting principles. Since not all companies calculate these measures in the same manner, the Company's EBITDA measures may not be comparable to similarly titled measures reported by other companies.

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

  A summary of assets by segment, is as follows:

                                                      February 28,
                                                   2002        2001
                                                  ------      ------

      St. Louis operations....................   $ 46,281    $ 49,165
      Biloxi operations.......................     61,623      60,709
      Davenport operations....................      1,681       2,330
                                                 ---------   ---------
        Gaming and ancillary operations.......    109,585     112,204
      Leasing operations......................      4,001      11,522
                                                 ---------   ---------
        Operations' assets....................    113,586     123,726
      Corporate assets........................      3,626       8,597
      Development assets......................      3,238       3,421
                                                 ---------   ---------
          Net assets..........................   $120,450    $135,744
                                                 =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                      February 28,
                                                   2002        2001
                                                  ------      ------

      Property and Equipment
        St. Louis operations..................   $ 38,534    $ 43,014
        Biloxi operations.....................     52,812      53,259
        Davenport operations..................        -           --
                                                 ---------   ---------
           Gaming and ancillary operations....     91,346      96,273
        Leasing operations....................      4,000      11,514
                                                 ---------   ---------
          Operations' assets..................     95,346     107,787
        Corporate assets......................         23          34
        Development assets....................      3,238       3,421
                                                 ---------   ---------
            Net property and equipment........   $ 98,607    $111,242
                                                 =========   =========

                                                 Years Ended February 28,
                                                    2002        2001
                                                   ------      ------

      Additions to Property and Equipment:
        St. Louis operations..................   $  2,211    $ 11,936
        Biloxi operations.....................      2,194       1,291
        Davenport operations..................        --          638
                                                 ---------   ---------
           Gaming and ancillary operations....      4,405      13,865
        Leasing operations....................        --          --
                                                 ---------   ---------
          Operations' assets..................      4,405      13,865
        Corporate assets......................          8           1
        Development assets....................         71         677
                                                 ---------   ---------
                                                 $  4,484    $ 14,543
                                                 =========   =========

  Included in additions to property and equipment is $2 and $5,305 of assets acquired in exchange for debt in the years ended February 28, 2002 and 2001, respectively,.

14. RELATED PARTY TRANSACTIONS

  The Company is related to certain entities through common ownership by its principal owners or officers. The Company purchases promotional and various other products and services, including office rent, from such related parties. The amounts charged are based on specific identification of the products and services provided by such entities. In management's opinion, such related party transactions are equivalent to amounts which would have been charged by unrelated third parties.

  Transactions with such related parties are summarized as follows:

                 Description               2002      2001      2000
                -------------             ------    ------    ------
        Office rent. .................    $    4    $    4    $    4
        Purchase price indemnification       --        --        226

  J. Edward Connelly and Associates, Inc. ("JECA"), an entity controlled by Mr. Connelly, holds a Class B membership interest in PBLLC. Under the operating agreement of PBLLC, such Class B interest is entitled to certain redemption rights and preferred returns on cash flows. In April 2001, PBLLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As part of the plan of reorganization filed by PBLLC in the bankruptcy proceedings (the "Plan"), JECA will, in respect of its payment right against PBLLC of approximately $14,600, be entitled to receive in satisfaction thereof a cash payment of $1,500 and a one-year interest bearing promissory note from PBLLC in the principal amount of $1,500. The Plan also provides that, following the confirmation of the Plan, PBLLC and the Company will enter into a loan agreement under which the Company will be obligated to loan to PBLLC such amounts as shall be necessary for PBLLC to make certain payments due under the Plan. Accordingly, to the extent that PBLLC is unable to fund the payment to JECA following confirmation of the Plan, the Company would be required to loan to PBLLC any amounts necessary for PBLLC to make such payment.

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

  Mr. Connelly has guaranteed debt of the Company totaling $2,200 and $2,600 as of February 28, 2002 and 2001.

15. GUARANTEE OF CITY OBLIGATION

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. The casino was closed on December 3, 2000 to prepare for the move and reopened on December 7, 2000. The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8,744. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of February 28, 2002, the Company's guarantee was $1,550.

16. SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts are as follows:

                                                  2002       2001       2000
                                                 ------     ------     ------
  Changes in working capital accounts:
    Receivables, net........................... $   293    $   285    $ 1,187
    Inventories................................       7         (6)       120
    Prepaid expenses and other current assets..     805       (619)       125
    Accounts payable...........................  (2,502)     2,010        961
    Accrued payroll and benefits...............    (194)    (2,127)      (332)
    Accrued interest...........................   8,283        840        802
    Other accrued expenses.....................   1,350     (2,837)      (985)
                                                --------   --------   --------
                                                $ 8,042    $(2,454)   $ 1,878
                                                ========   ========   ========

  During fiscal years 2002, 2001 and 2000, the Company acquired $2, $5,305 and $6,374 of property and equipment, respectively, in exchange for indebtedness.

  During fiscal years 2002, 2001 and 2000, the Company paid no income taxes. Interest paid by the Company, net of amounts capitalized, was $6,377, $17,089 and $15,993 for the years ended February 28/29, 2002, 2001 and 2000, respectively.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  During the fourth quarter of fiscal year 2002, the Company reclassified reorganization costs from operating expenses to other income/expense to more accurately reflect the results of operations.

  Accounting guidance, Emerging Issues Task Force ("EITF") Consensus 00-22, issued in and effective for fiscal year 2001 requires that the cost of the cash-back component of the Company's players' programs be treated as a reduction of revenue. Further guidance (EITF 00-25) requires that coupons which are redeemed for tokens be similarly classified as a reduction of revenue. This guidance impacts only the income statement classification of these costs. During the fourth quarter of fiscal 2001, the prior periods' quarterly results were restated to reflect the impact of implementing this guidance.

  During the third quarter of fiscal year 2001, the Company reclassified gain/loss on disposal of property and equipment from operating expenses to other income/expense to more accurately reflect the results of operations.

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 2002 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Revenues..........................  $ 33,101   $ 32,761   $ 30,811   $ 32,511

Operating income (loss) as
  previously reported.............     1,333        608       (846)
Reclassifications for
  reorganization costs............        50        167        113
                                    ---------  ---------  ---------  ---------
Restated net operating
  income (loss)...................     1,383        775       (733)    (6,161)
                                    =========  =========  =========  =========
Loss before income tax and
  minority interest...............    (2,198)    (1,989)    (4,397)    (4,783)

Net loss..........................    (2,486)    (2,296)    (4,710)   (11,256)
                                    =========  =========  =========  =========
Basic and dilutive net
  loss per share..................   $ (0.49)   $ (0.46)   $ (0.94)   $ (2.24)
                                     ========   ========   ========   ========

                                           Fiscal 2001 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Revenues as previously reported...  $ 50,451   $ 47,283   $ 36,157   $ 28,105
Reclassifications for:
  Adoption of EITF consensuses....    (4,209)    (3,933)    (3,347)
  Other...........................       564        493        534
                                    ---------  ---------  ---------   --------
Restated net operating revenues...    46,806     43,843     33,344     28,105
                                    =========  =========  =========   ========
Operating income (loss) as
 previously reported..............     2,238    (10,400)      (900)    (3,258)
Reclassification of (gain)/loss
 on disposal of property and
 equipment........................        (6)        17
                                    ---------  ---------  ----------  --------
Restated net operating
  income (loss)...................     2,232    (10,383)      (900)    (3,258)
                                    =========  =========  =========   ========
Income (loss) before income tax
  and minority interest...........    (2,859)   (15,376)    28,396     (6,993)
Net income (loss).................    (3,229)   (15,742)    26,151     (7,386)
                                    =========  =========  =========  =========
Basic and dilutive net income
 (loss) per share.................   $ (0.64)   $ (3.13)   $  5.20    $ (1.47)
                                     ========   ========   ========   ========

18. SUBSEQUENT EVENTS

  On May 13, 2002, the Company temporarily suspended operations aboard the "Admiral" due to high water levels on the Mississippi River. Operations aboard the "Admiral" resumed on May 20, 2002. During the same period for the prior year, the Company recorded $1,358 in St. Louis gaming revenue.

19. SUMMARIZED AND CONDENSED FINANCIAL INFORMATION OF THE COMPANY

  The following summarized and condensed financial information presents the separate financial information of the parent company, the combined financial information of the Non-Guarantors and the combined financial information of the Guarantors of the Company's Senior Exchange Notes and Secured Notes as of the dates presented. See "Note 5. Short-Term Debt and Current Portion of Long-Term Debt."

  The Company has incorporated two wholly-owned subsidiaries which are Non-Guarantors, Charter Corp. and BHI, and a limited liability company which is a Non-Guarantor, PBLLC. See "Note 10. Minority Interest."

  All of the Guarantors (other than TCG) are wholly-owned subsidiaries of the Company and are full joint and several guarantors of the Senior Exchange Notes (limited only to the extent necessary to insure that it does not constitute a fraudulent conveyance under applicable law). The guarantee of TCG, which is a 95% Company-owned partnership, is limited to the amount owed from time to time by TCG to PRC Holdings ($0 as of February 28, 2002 and 2001). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes and the Secured Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. Separate financial information for TCG is presented elsewhere herein.
                                     F-34

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 28, 2002
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $       1   $  10,109   $     --    $     --    $  10,110
  Restricted cash and short-term
    investments.....................         --        2,927       4,790         --        7,717
  Related party notes receivable....      75,000     492,930          46    (567,976)        --
  Other current assets..............      10,234       3,777         867     (10,862)      4,016
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............      85,235     509,743       5,703    (578,838)     21,843
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --       56,639      41,968        --        98,607
                                       ----------  ----------  ----------  ----------  ----------
                                       $  85,235   $ 566,382   $  47,671   $(578,838)  $ 120,450
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..................   $       8   $   2,851    $    617   $     --    $   3,476
  Other current liabilities.........      10,242       9,794      19,028     (10,862)     28,202
  Short-term debt...................         --            5         --          --            5
  Current maturities of
    long-term debt..................      75,000     570,176      30,000    (567,976)    107,200
  Accrued loan fee..................         --          --        7,000         --        7,000
  Investments in subsidiaries.......      25,418         --          --      (25,418)        --
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......     110,668     582,826      56,645    (604,256)    145,883
                                       ----------  ----------  ----------  ----------  ----------

LONG-TERM LIABILITIES...............         --          --          --          --          --
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     110,668     582,826      56,645    (604,256)    145,883
                                       ----------  ----------  ----------  ----------  ----------

MINORITY INTEREST...................      15,102         --          --         --        15,102

STOCKHOLDERS' EQUITY (DEFICIT)......     (40,535)    (16,444)     (8,974)     25,418     (40,535)
                                       ----------  ----------  ----------  ----------  ----------
                                       $  85,235   $ 566,382   $  47,671   $(578,838)  $ 120,450
                                       ==========  ==========  ==========  ==========  ==========

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 28, 2001
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
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
                                       ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                            (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ---------   ----------  ---------
Year Ended February 28, 2002:
Operating revenues.................  $     --    $ 121,445   $  10,837   $  (3,098)  $ 129,184
Operating costs and expenses.......        116     127,798       9,104      (3,098)    133,920
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (116)     (6,353)      1,733         --       (4,736)
Equity loss in consolidated
  subsidiaries.....................    (19,404)        --          --       19,404         --
Other income (expense):
  Gain on disposal of
    property and equipment.........        -           771         -           -           771
  Reorganization costs.............        --          --       (1,444)        --       (1,444)

  Interest expense, net............        --       (9,639)     (4,472)        --      (14,111)
                                     ----------  ----------  ----------  ----------  ----------
    Other expense..................         -       (8,868)     (5,916)        -       (14,784)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest....    (19,520)    (15,221)     (4,183)     19,404     (19,520)
Minority interest..................      1,228         --          --          --        1,228
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (20,748)  $ (15,221)  $  (4,183)  $  19,404   $ (20,748)
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 28, 2001:
Operating revenues.................  $     --    $ 144,320   $  10,749   $  (2,971)  $ 152,098
Operating costs and expenses.......        176     157,848       9,264      (2,971)    164,317
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (176)    (13,528)      1,485         --      (12,219)
Equity income in consolidated
  subsidiaries.....................      3,344         --          --       (3,344)        --
Other income (expense):
  Gain on disposal of
    property and equipment.........        -        33,985         -           -        33,985
  Interest expense, net............        --      (13,314)     (5,284)        --      (18,598)
                                     ----------  ----------  ----------  ----------  ----------
    Other income (expense).........         -       20,671      (5,284)        -        15,387
                                     ----------  ----------  ----------  ----------  ----------
  Income (loss) before
    minority interest..............      3,168       7,143      (3,799)     (3,344)      3,168
Minority interest..................      3,374         --          --          --        3,374
                                     ----------  ----------  ----------  ----------  ----------
    Net income (loss)..............  $    (206)  $   7,143   $  (3,799)  $  (3,344)  $    (206)
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 29, 2000:
Operating revenues.................  $     --    $ 179,838   $  11,649   $  (2,971)  $ 188,516
Operating costs and expenses.......        235     174,419       9,210      (2,971)    180,893
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (235)      5,419       2,439         --        7,623
Equity loss in consolidated
  subsidiaries.....................    (11,827)        --          --       11,827         --
Other income (expense):
  Loss on disposal of
    property and equipment.........        --          (99)        --          --          (99)
  Interest expense, net............        --      (14,260)     (5,326)        --      (19,586)
                                     ----------  ----------  ----------  ----------  ----------
    Other income (expense).........        --      (14,359)     (5,326)        --      (19,685)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest....    (12,062)     (8,940)     (2,887)     11,827     (12,062)
Minority interest..................      1,311         --          --          --        1,311
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (13,373)  $  (8,940)  $  (2,887)  $  11,827   $ (13,373)
                                     ==========  ==========  ==========  ==========  ==========

                                   F-37

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2002
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(20,748)   $(15,221)   $ (4,183)   $ 19,404    $(20,748)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        7,677         736         --        8,413
  Gain on sale of fixed assets.......       --         (771)        --          --         (771)
  Impairment of long-lived assets....        -        7,068         -           -         7,068
  Equity loss in consolidated
    subsidiaries.....................    19,404         -           --      (19,404)        --
  Minority interest..................     1,228         --          --          --        1,228
  Amortization of deferred
    financing fees and discount......       281         --          --          --          281
  Amortization of lease option.......       --          253         --          --          253
  Changes in assets and liabilities..     4,390      (1,597)      5,249         --        8,042
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........     4,555      (2,591)      1,802         --        3,766
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (3,958)       (524)        --       (4,482)
  Proceeds from the sale of property.       --        1,710         --          --        1,710
  Proceeds from notes receivable.....       --          596         --          --          596
  Change in restricted cash..........       --         (329)     (2,209)        --       (2,538)
  Purchase of short-term investments.       --         (250)        --          --         (250)
  Maturity of short-term investments.        -        5,413          -           -        5,413
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........       --        3,182      (2,733)         -          449
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --       (2,663)        --          --       (2,663)
  Payments on capital
    lease obligations................       --          --           (1)        --           (1)
  Change in intercompany accounts....    (4,555)      3,623         932          -          -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........    (4,555)        960         931         -        (2,664)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS...............       --        1,551         -           --        1,551
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1       8,558          -          --        8,559
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 10,109    $    --     $    --     $ 10,110
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2001
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
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
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 29, 2000
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantor    Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(13,373)   $ (8,940)   $ (2,887)   $ 11,827    $(13,373)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......       --       13,278         697         --       13,975
  Gain on sale of fixed assets.......       --           99         --          --           99
  Equity loss in consolidated
    subsidiaries.....................    11,827         --          --      (11,827)        --
  Minority interest..................     1,311         --          --          --        1,311
  Amortization of deferred
    financing fees and discount......       708           5       2,574         --        3,287
  Changes in assets and liabilities..       765       2,311        (904)        --        2,172
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........     1,238       6,753        (520)        --        7,471
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (7,096)     (1,092)        --       (8,188)
  Proceeds from the sale of property.       --          159         --          --          159
  Change in restricted cash..........       --          --          315         --          315
  Purchase of short-term investments.       --         (685)        --          --         (685)
  Minority interest..................      (555)        --          --          --         (555)
  Investment in subsidiaries.........      (165)        --          --          165         --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      investing activities...........      (720)     (7,622)       (777)        165      (8,954)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable........       --          319         --          --          319
  Repayment of notes payable.........       --       (2,632)        --          --       (2,632)
  Payments on capital
    lease obligations................       --          --         (906)        --         (906)
  Change in intercompany accounts....      (518)         83         435         --          --
  Capital contributions..............       --       (1,818)      1,983        (165)        --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........      (518)     (4,048)      1,512        (165)     (3,219)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............       --       (4,917)        215         --       (4,702)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      17,324        (215)        --       17,110
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 12,407    $    --     $    --     $ 12,408
                                       =========   =========   =========   =========   =========

                                      PRESIDENT CASINOS, INC.
                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended February 28/29, 2001, 2000 and 1999
                                          (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------    ---------    ---------

Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2002...............    $   236      $   125      $  (181)(a)  $   180

Year ended February 28, 2001...............        331          415         (510)(a)      236

Year ended February 29, 2000...............        357          364         (390)(a)      331

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 28, 2002...............     59,089        8,256 (b)      --        67,345

Year ended February 28, 2001...............     57,914        1,175 (b)      --        59,089

Year ended February 29, 2000...............     52,828        5,086 (b)      --        57,914

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b)  Recognition criteria under SFAS No. 109 not satisfied.

Deloitte & Touche LLP
One City Centre
St. Louis, Missouri 63101

Tel: (314) 342 4900
www.us.deloitte.com
                                                         [LOGO]

INDEPENDENT AUDITORS' REPORT


To the Partners of
The Connelly Group, L.P.:

We have audited the accompanying balance sheets of The Connelly Group, L.P., a limited partnership, (the "Partnership") (a 95% owned subsidiary of President Casinos, Inc., see Note 1) as of February 28, 2002 and February 28, 2001 and the related statements of operations, partners' preferred redeemable capital and general capital, and cash flows for each of the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of February 28, 2002 and February 28, 2001, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedule II listed in the Index to Financial Statements and Schedules on page F-1 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Financial Statement Schedule II is the responsibility of the Partnership's management. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 8, 2002
                                    F-42
_________
Deloitte
Touche
Tohmatsu
__________

                          THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)

                                                        Feb. 28,    Feb. 28,
                                                          2002        2001
                                                         ------      ------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................      $    176     $   346
  Restricted cash................................         1,500       1,823
  Receivables (net of allowance for doubtful
    accounts of $54 and $108)....................           --           13
  Receivables from related parties...............           --           33
  Prepaid expenses and other current assets......           --            6
                                                       ---------   ---------
    Total current assets.........................         1,676       2,221
                                                       ---------   ---------
                                                       $  1,676    $  2,221
                                                       =========   =========
LIABILITIES, PARTNERS' PREFERRED REDEEMABLE
  CAPITAL AND GENERAL CAPITAL

CURRENT LIABILITIES:
  Accounts payable...............................       $     27   $    118
  Other accrued expenses.........................            238        957
  Due to related parties.........................             24          2
                                                        ---------  ---------
    Total current liabilities....................            289      1,077
                                                        ---------  ---------
      Total liabilities..........................            289      1,077
                                                        ---------  ---------
COMMITMENTS AND CONTINGENT LIABILITIES...........            --         --

PARTNERS' GENERAL CAPITAL........................          1,387      1,144
                                                        ---------  ---------
                                                        $  1,676   $  2,221
                                                        =========  =========

See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                Years Ended February 28/29,
                                               2002        2001        2000
                                              ------      ------      ------

OPERATING REVENUES:
Gaming.................................      $    --     $ 40,314    $ 71,221
Food and beverage......................           --        3,510       6,145
Retail and other.......................           --          465         872
Less promotional allowances............           --       (7,662)    (14,541)
                                             ---------   ---------   ---------
  Total operating revenues.............           --       36,627      63,697
                                             ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...............           --       19,043      33,989
Food and beverage......................           --        2,107       3,384
Retail and other.......................           --          186         414
Selling, general and administrative....          (188)      8,180      13,261
Depreciation and amortization..........           --        1,355       3,999
Management fees to related parties.....             2       1,776       3,770
                                             ---------   ---------   ---------
  Total operating costs and expenses...          (186)     32,647      58,817
                                             ---------   ---------   ---------

OPERATING INCOME.......................           186       3,980       4,880
                                             ---------   ---------   ---------
OTHER INCOME (EXPENSE):
Gain/(loss) on disposal of assets......           --       37,359         (17)
Interest income........................            57         115          38
Interest expense.......................           --         (110)       (198)
                                             ---------   ---------   ---------
  Total other income (expense).........            57      37,364        (177)
                                             ---------   ---------   ---------
NET INCOME.............................      $    243    $ 41,344    $  4,703
                                             =========   =========   =========

See Notes to Financial Statements.

                                      THE CONNELLY GROUP, L.P.
                       STATEMENTS OF PARTNERS' PREFERRED REDEEMABLE CAPITAL
                                        AND GENERAL CAPITAL
                                           (in thousands)

                                                               Partners' General Capital
                                                         ---------------------------------------
                                             Partner's      Limited       General        Total
                                             Preferred     Partner's     Partner's     Partners'
                                             Redeemable     General       General       General
                                              Capital       Capital       Capital       Capital
                                             ---------     ---------     ---------     ---------

Years Ended February 28/29, 2000,
 2001 and 2002:

Balance as of March 1, 1999...........      $    --       $  1,033      $ 19,569      $ 20,602

Capital distributions.................           --           (555)      (10,545)      (11,100)
Net income allocated..................           --            235         4,468         4,703
                                            ---------     ---------     ---------     ---------
Balance as of February 29, 2000.......           --            713        13,492        14,205

Capital distributions.................           --         (2,720)      (51,685)      (54,405)
Net income allocated..................           --          2,067        39,277        41,344
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2001.......           --             60         1,084         1,144

Net income allocated..................           --             12           231           243
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2002.......      $    --       $     72      $  1,315      $  1,387
                                            =========     =========     =========     =========

See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                Years Ended February 28/29,
                                               2002        2001        2000
                                              ------      ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................   $    243    $ 41,344    $  4,703
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization.........        --        1,355       3,999
    (Gain)/loss on disposal of
      property and equipment..............        --      (37,359)         17
    Changes in assets and liabilities:
      Receivables, net....................         13          52         (44)
      Receivables from related parties....         33         (33)          5
      Inventories.........................        --           64         110
      Prepaid expenses....................          6         318          (4)
      Other non-current assets............        --           40         124
      Accounts payable....................        (91)       (383)         79
      Accrued payroll and benefits........        --       (1,529)       (310)
      Other accrued expenses..............       (719)     (2,704)        (72)
      Due to related parties..............         22        (951)        641
                                             ---------   ---------   ---------
Net cash provided by (used in)
  operating activities....................       (493)        214       9,248
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment
   ($0, $11 and $101 to related parties)..        --         (280)     (1,396)
  Proceeds from sales of property and
    equipment.............................        --       56,100           6
  Change in restricted cash...............        323      (1,823)        --
                                             ---------   ---------   ---------
Net cash provided by (used in)
  investing activities....................        323      53,997      (1,390)
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable..............        --          --          319
  Payments on note payable................        --       (2,925)       (804)
  Capital distributions...................        --      (54,405)    (11,100)
                                             ---------   ---------   ---------
Net cash used in financing activities.....        --      (57,330)    (11,585)
                                             ---------   ---------   ---------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS........................       (170)     (3,119)     (3,727)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR......................        346       3,465       7,192
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $    176    $    346    $  3,465
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

  Restricted Cash -- Restricted cash consists of $1,500 of cash held in escrow pending the outcome of litigation, and, during fiscal year 2001, $323 to guarantee a tax obligation, the amount of which was disputed and subsequently settled.

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

                                         2002       2001       2000
                                        ------     ------     ------
          Food and beverage.........   $   --     $ 1,318    $ 2,338
          Other.....................       --          58        215

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

3.  OPERATING LEASES

  The Partnership leased various office facilities, parking lots, equipment and levee property. In conjunction with the sale of the Partnership's assets, the obligations under the operating lease agreements were either assumed by the purchaser or terminated. There are no future obligations under such leases.

  Rental expense incurred under operating leases was $0, $799 and $2,960 for the years ended February 28/29, 2002, 2001 and 2000, respectively.

4.  EMPLOYEE BENEFIT PLAN

  The Partnership participated in an employee savings plan sponsored by PCI, which covered all eligible employees as defined by the plan. Pursuant to this savings plan, participating employees could contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, were partially matched by the Partnership. The expense applicable for the Partnership's contribution to the savings plan, net of forfeitures, was $0, $85 and $154 for the years ended February 28/29, 2002, 2001 and 2000, respectively.

5.  PARTNER'S PREFERRED REDEEMABLE CAPITAL

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

6.  PARTNERS' GENERAL CAPITAL

  The partnership agreement provides for the allocation of income (losses) between the general partner and limited partner at 95% and 5%, respectively, after preferred capital accounts are allocated their cumulative preferred return and any difference between the carrying value and stated value of preferred capital is accrued. The limited partner's capital account cannot be reduced below zero.

7.  RELATED PARTY TRANSACTIONS

  The Partnership is related to other entities through common ownership by its partners or principal officers. The Partnership purchased various services property and equipment from such related parties. The amounts charged were based on specific identification of the products or services provided. In addition, the Partnership entered into a management advisory agreement with the general partner for advisory services related to gaming and riverboat operations. The agreement provides for management fees based on a percentage of revenues. Transactions with such related parties consisted of the following:

                                         2002       2001       2000
                                        ------     ------     ------
        Management fees............    $     2    $ 1,776    $ 3,770
        Property and equipment.....        --          11        101
        Hotel, retail and other....        --         438        678

8.  COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

  On January 16, 1997 a case entitled "Whalen v. John E. Connelly, J. Edward Connelly and Associates, Inc., President Casinos, Inc. and PRC-Iowa, Inc." ("Whalen III") was filed in the Iowa District Court for Scott County by Michael L. Whalen ("Whalen"), who is a five percent limited partner in TCG. Whalen filed this lawsuit after accepting from Della III, Inc., the former general partner, shares of Common Stock and cash to which he was determined to be entitled pursuant to a previous judgment. Whalen claimed in this lawsuit that because he asked for the stock and cash while he was appealing the judgment in a previous lawsuit and was not given the stock or cash until after the judgment was affirmed, the named defendants committed the tort of conversion. Whalen sought as damages the difference in the value of the stock on the date of its "highest valuation" and the date he accepted the stock in 1996. In November 1998, the District Court granted the PCI's motion for summary judgment and dismissed Whalen's claim for conversion. Whalen appealed the District Court's decision. The Supreme Court of the State of Iowa reversed the order of the District Court, found that there had been committed the tort of conversion and remanded the case to the District Court to determine damages. PRC-Iowa filed a Motion of Summary Judgment and Resistance to a Cross Motion of Summary Judgment on the Issues of Damages. On May 8, 2001, the District Court determined it was compelled by the Supreme Court decision to grant Whalen's motion and found PRC-Iowa and J. Edward Connelly Associates, Inc. liable. The Court also denied the motion for Summary Judgment on damages of PRC-Iowa. In addition, the Court denied Whalen's motion for Summary Judgment on the issue of damages. In May 2002, the Company, its affiliates, Mr. Connelly and JECA reached a settlement with Whalen. Under the term of the settlement, Whalen agreed to release any claims he had against PCI, its affiliates, or Mr. Connelly or JECA with respect to any of the matters at issue in Whalen III as well as any claims with respect to the disposition of the remaining assets of TCG. PCI, its affiliates, Mr. Connelly and JECA agreed to release any claims they had against Whalen with respect to any matters at issue in the lawsuit. PCI and its affiliates agreed that Whalen would receive his share as limited partner of 5% of any distributions made to the partners of TCG and that PRC-Iowa would pay Whalen $500 in consideration of the settlement.

  "Michael L. Whalen v. The Connelly Group, LP, President Riverboat Casino-Iowa, Inc. and President Casinos, Inc.," No. 96350, Iowa District Court for

Scott County ("Whalen IV"). This case followed Whalen III and represented an effort to prevent PRC Iowa as general partner of TCG from distributing the proceeds from the sale of the Davenport operations of TCG. While a substantial amount was distributed prior to the filing of this action, approximately $1,500 remained undistributed as of February 28, 2002. Whalen IV sought injunctive relief to prevent its distribution until a judgment was entered in Whalen III. A temporary injunction was issued. Upon execution of the Settlement Agreement and Mutual Release in the aforementioned case, "Whalen III," Whalen and defendants jointly filed a stipulated consent order, releasing the injunction and dismissing the case with prejudice. Subsequently, TCG made a $1,356 distribution to its partners, inclusive of Whalen's 5% share.

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

Agreement with the City Of Davenport

  Prior to the sale of the Partnership's assets, the Partnership and the City of Davenport (the "City") were parties to an agreement, which provided, among other things, for the following:

  Boarding Fees -- The Partnership, pursuant to Chapter 99F of the Iowa Code and an ordinance enacted by the City, was required to pay the City an annual minimum fee equal to the greater of $559 or 50 cents per passenger boarding the "President."

  Docking Fees -- The Partnership was required to make docking fee payments to the City. The Partnership guaranteed the City an annual lump sum payment of a base amount plus a per passenger payment for each passenger in excess of 1,117,579 passengers during the period April 1 to March 31. Such base and per passenger amounts for the periods ended March 31, 2000 and 1999 were $153 and $147, and 13.7 cents and 13.2 cents, respectively. Both base and per passenger amounts were subject to an annual increase of 4.0%. The Partnership was required to prepay such docking fees for the following twelve month period.

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

9.  SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURES

  Supplemental schedule of noncash investing and financing activities:

  Year ended February 28, 2002 -- No material noncash investing and financing activities occurred.

  Year ended February 28, 2001 -- The Partnership acquired $178 of gaming equipment financed through non-interest bearing short-term notes.

  Year ended February 29, 2000 -- The Partnership acquired $981 of gaming equipment financed through non-interest bearing short-term notes.


  Interest paid by the Partnership was $0, $147 and $192 for the years ended February 28/29, 2002, 2001 and 2000, respectively.

10. RECONCILIATION OF GAMING REVENUE REPORTED ON THE STATEMENTS OF OPERATIONS TO NET WIN REPORTED TO THE IRGC.

                                            2002         2001        2000
                                           ------       ------      ------
    Gaming revenue reported on
      the Statements of Operations.....   $    --     $ 40,314    $ 71,221
    Change in progressive
      liability (1)....................        --         (259)         21
                                          ---------   ---------   ---------
        Net win reported to IRGC.......   $    --     $ 40,055    $ 71,242
                                          =========   =========   =========

(1) In accordance with industry practice, the Partnership accrues a liability for progressive jackpots and reduces gaming revenue by an equal amount. This adjustment is necessary to reconcile gaming revenue reported on an accrual basis on the Statements of Operations to net win reported on a cash basis to the IRGC.

                              THE CONNELLY GROUP, L.P.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended February 28/29, 2002, 2001 and 2000
                                  (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                               Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2002...............     $ 108        $ --         $ (54)(a)     $  54

Year ended February 28, 2001...............        84          249         (225)(a)       108

Year ended February 29, 2000...............        65          120         (101)(a)        84


(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX
  Exhibits
   2.1      Asset Sale Agreement, dated as of July 19, 2000, by and among The
            Connelly Group, L.P. ("TCG"), TCG/Blackhawk, Inc. ("Blackhawk")
            (collectively, the  "Sellers"), and IOC-Davenport, Inc. and Isle
            of Capri Casinos, Inc. ("Purchasers"). (28)
   3.1      Restated Articles of Incorporation of the Company. (31)
   3.2      By-Laws of the Company, as amended. (16)
   4.1      Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S.
            Trust"). (6)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.2    Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.3    Warrant Agreement dated as of August 26, 1994, by and between the
            Company and U.S. Trust. (6)
   4.1.4    Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in
            favor of U.S. Trust, as collateral agent. (6)
   4.2      Rights Agreement, dated as of November 20, 1997, between the
            Company and ChaseMellon Shareholder Services, LLC. (19)
   4.3      Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc.
            ("President Iowa"), President Riverboat Casino-Missouri, Inc.
            ("President Missouri"), The President Riverboat Casino-
            Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.-
            Louisiana, Inc., President Riverboat Casino-New York, Inc.
            ("President New York"), President Casino New Yorker, Inc., PRC
            Holdings Corporation, PRC Management, Inc. ("PRC Management"),
            PRCX Corporation, President Riverboat Casino-Philadelphia, Inc.
            ("President Philadelphia"), Vegas, Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (22)
   4.3.1    Indenture dated as of December 3, 1998, among The Company,
            President Iowa, President Missouri, President Mississippi,
            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President
            Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management,
            PRCX Corporation, President Philadelphia, Vegas, Vegas, Inc. and
            TCG and U.S. Trust Company of Texas, N.A. (22)
   4.4.2    President Casinos, Inc. Supplemental Indenture with respect to
            $25,000,000 12% Notes due September 15, 2001. (29)
   4.4.3    President Casinos, Inc. Supplemental Indenture with respect to
            $75,000,000 13% Senior Notes due September 15, 2001. (29)
   10.1     Amended and Restated Agreement of Limited Partnership of TCG. (1)
   10.2     Agreement between the Company and John E. Connelly. (2)
   10.3     Employment Agreement dated November 4, 1992, between the Company and Mr. Connelly. (2)
   10.3.1   Amendment No. 1 to Employment Agreement dated December 15, 1994, between the Company and Mr. Connelly. (8)
   10.3.2   Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Connelly. (21)
 * 10.4     The Company's 1992 Stock Option Plan, as amended. (5)
 * 10.4.1   The Company's 1996 Amended and Restated Stock Option Plan. (13)
 * 10.4.2   The Company's 1997 Stock Option Plan. (18)
 * 10.4.3   The Company's 1999 Incentive Stock Plan. (26)
   10.5     Amended and Restated Davenport-Connelly Development Agreement
            dated November 29, 1990, between TCG and the City of Davenport,
            Iowa (the "Development Agreement"). (1)
   10.5.1   First Amendment to the Development Agreement dated August 21,
            1991.(1)
   10.5.2   Second Amendment to the Development Agreement dated April 10,
            1992. (1)
   10.6     Operator's Contract dated December 28, 1989, between the Riverboat
            Development Authority and TCG. (1)
   10.6.1   Amendment to Operator's Contract, dated December 29, 1993, between the Riverboat Development Authority and TCG. (5)
   10.6.2   Amendment to the Operator's Agreement dated March 1, 1998. (20)
   10. 7    Lease dated November 29, 1990, between the City of Davenport, Iowa and TCG. (1)
   10.8     Management Advisory Agreement for TCG. (1)
   10.9     Credit Agreement dated as of March 11, 1991, among TCG, Blackhawk and Firstar Bank Davenport, N.A. ("Firstar"). (1)
   10.9.1   Note dated March 11, 1991, from TCG and Blackhawk to Firstar. (1)
   10.9.2   Security Agreement dated March 11, 1991 between TCG and Firstar.
            (1)
   10.9.3   First Preferred Fleet Mortgage dated March 11, 1991, from TCG to
            Firstar. (1)
   10.9.4   Mortgage, Security Agreement, Fixture Financing Statement and
            Assignment of Leases and Rents, dated March 11, 1991, by TCG to
            Firstar on the Landing Promenade Property. A similar mortgage has been given to Firstar by Blackhawk on the Blackhawk Hotel. (1)
   10.9.5   Amendment to Note dated March 16, 1993, from TCG and Blackhawk to Firstar. (2)
   10.9.6   Second Amendment to Note dated March 31, 1997, from TCG and
            Blackhawk to Firstar. (14)
   10.10    Lease Agreement dated August 7, 1986, between the City of St.
            Louis and St. Louis River Cruise Lines, Inc. (the "'Belle'
            Lease"). (1)
   10.10.1  Amended Lease Agreement dated July 16, 1990, amending the "Belle"
            Lease. (1)
   10.10.2  Second Amendment to Lease Agreement, effective June 19, 1992, amending the "Belle" Lease. (1)
   10.11    Lease Agreement dated December 20, 1983 between the City of St.
            Louis and S.S. Admiral Partners (the "'Admiral' Lease"). (1)
   10.11.1  Amendment and Assignment of Mooring Lease dated December 12, 1990, amending the "Admiral" Lease. (1)
   10.11.2  Second Amendment to Lease Agreement effective June 19, 1992, amending the "Admiral" Lease. (1)
   10.12    Promissory Note (Vessel-Term) dated July 8, 1992, from President
            Mississippi to Caterpillar. (3)
   10.12.1  Loan Agreement dated July 31, 1992, between President Mississippi and Caterpillar. (1)
   10.12.2  Preferred Fleet Mortgage dated July 8, 1992, between President
            Mississippi and Caterpillar. (1)
   10.13    Form of Indemnification Agreement for Directors and Officers. (1)
   10.14    Agreement for Purchase of Partnership Interest dated September 24,
            1997, by and among Massena Management Corp., Gary A. Melius,
            Native American Management Corp., PRC-St. Regis, Inc. and Naussau
            County Native American, Inc. (20)
   10.14.1  Agreement dated September 24, 1997, by and among Massena
            Management LLC, Native American Management Corp., Gary A. Melius,
            PRC-St. Regis, Inc. and Massena Management Corp. (20)

   10.15 Lease Agreement, dated as of December 14, 1993, by and between Liberty Landing Associates ("Liberty Landing") and President Philadelphia.(4)
   10.15.1 First Amendment to Lease Agreement, dated July 31, 1996, by and between President Philadelphia and Liberty Landing. (12)
   10.15.2 Second Amendment to Lease Agreement, dated July 31, 1996, by and between Liberty Landing and President Philadelphia. (12)
   10.15.3 Modification to First Amendment to Lease Agreement, dated September 12, 1997, by and between Liberty Landing and President Philadelphia. (16)
   10.15.4 Assignment, dated as of December 14, 1993, pursuant to which Liberty Landing assigns, transfers and sets over unto President Philadelphia all of the rights, title and interest of Liberty Landing in, to and under that certain Master Agreement to Lease, dated September 25, 1989, by and between Philadelphia Port Corporation and Liberty Landing, as amended. (4)
   10.15.5 Letter Agreement dated May 7, 1996, by and between President Philadelphia, Liberty Landing, The Sheet Metal Workers' International Association Local Union #19, Delaware Avenue Development Corp. and Delaware-Washington Corp. (11)
   10.16 Option Agreement dated July 31, 1996, by and between Liberty Landing and President Philadelphia. (12)
   10.16.1 Modification to Option Agreement dated December 12, 1996, by and between Liberty Landing and President Philadelphia. (13)
   10.16.2  Second Modification to Option Agreement, dated September 12,
            1997, by and between Liberty Landing and President Philadelphia.
            (16)
   10.16.3  First Amendment to Corporate Guaranty dated July 31, 1996, by
            The Company. (12)
   10.16.4 Third Modification to Option Agreement, dated October 22, 1998, by and between Liberty Landing and President Philadelphia. (23)
   10.17 Charter Agreement dated February 17, 1995, by and between American Gaming & Entertainment, Ltd. ("AGEL") and the President Mississippi Charter Corporation ("Charter Corp."). (7)
   10.17.1 Subcharter Agreement dated February 17, 1995, by and between Charter Corp. and President Mississippi. (7)
   10.17.2 Collateral Assignment Agreement dated February 17, 1995, by Charter Corp. to AGEL. (7)
   10.17.3 First Amendment to Charter, dated October 30, 1998 (effective as of December 1, l997), by and between AGEL, owner, and Charter Corp., with the concurrence of the following parties: AmGam Associates ("AmGam"), American Gaming & Resorts of Mississippi, Inc. ("AGRM"), the Official Committee of the Unsecured
            Creditors of AmGam, the Official Committee of the Unsecured Creditors of AGRM, AGEL and Shamrock Holdings, Inc. (formerly known as Bennett Holdings Group, Inc.). (23)
   10.18 Employment Agreement dated March 13, 1995, by and between the Company and John S. Aylsworth. (8)
   10.18.1 Option Agreement dated March 13, 1995, by and between Mr. Aylsworth and the Company. (10)
   10.18.2 Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Aylsworth. (21)
   10.19 Promissory Note dated February 17, 1995, from BH Acquisition Corp. ("BH") to PRC Management. (10)
   10.19.1 Surety Agreement dated February 13, 1995, between Mr. Connelly and PRC Management. (10)

   10.19.2  Amended and Restated Promissory Note dated February 15, 1996, from
            BH to PRC Management. (11)
   10.19.3  Promissory Note dated February 15, 1996, from BH to PRC
            Management. (11)
   10.19.4  Amended and Restated Surety Agreement dated February 15, 1996, between Mr. Connelly and PRC Management. (11)
   10.19.5  Collateral Pledge Agreement dated February 15, 1996, between
            Connelly Hotel Associates, Inc. and PRC Management. (11)
   10.20    Employment Agreement dated November 1, 1995, by and between the
            Company and James A. Zweifel. (9)
   10.20.1  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Zweifel. (21)
   10.21    "Natatorium Site" Lease Agreement dated July 20, 1995, by and between the City of Davenport, Iowa and TCG through the President
            Iowa. (9)
   10.22    Independent Contractor Consulting Agreement dated May 15, 1996, by and between the Company and Mr. Wirginis. (11)
   10.22.1  Employment Agreement dated May 1, 1996, by and between the Company and Mr. Wirginis. (11)
   10.22.2  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Wirginis. (21)
 * 10.23    1998 Fiscal Year Management Incentive Plan Participant Form. (16)
   10.24    Promissory Note dated July 22, 1997, by and between President
            Broadwater Hotel, L.L.C. (Broadwater LLC) and Lehman Brothers
            Holdings Inc. ("Lehman"). (15)
   10.24.1  Redemption Agreement dated July 22, 1997, by and among J. Edward
            Connelly Associates, Inc. ("JECA") and Broadwater LLC and
            Broadwater Hotel, Inc. (15)
   10.24.2  Indemnity Agreement dated July 22, 1997, by Broadwater LLC, the
            Company and President Mississippi, jointly and severally, in favor of Lehman. (15)
   10.24.3  Indemnity and Guaranty Agreement dated July 22, 1997, by the
            Company and President Mississippi in favor of Lehman. (15)
   10.24.4  Unconditional Guaranty of Lease Obligations dated July 22, 1997, by the Company. (15)
   10.24.5  Amended and Restated Limited Liability Company Operating
            Agreement, dated as of July 22, 1997, by and between JECA and
            President Broadwater Hotel, Inc. (15)
   10.25    Public Trust Tidelands Lease Agreement dated August 6, 1992, by and between the Secretary of State, with the approval of the
            Governor, for and on behalf of the State of Mississippi, and BH.
            (24)
   10.25.1  Amendment to Public Trust Tidelands Lease Agreement dated November
            10, 1993, by and between the Secretary of State, with the approval of the Governor, for and on behalf of the State of Mississippi, and BH. (24)
   10.25.2  Amendment No. 1 to the Lessee's Assignment of Public Trust
            Tidelands Lease dated July 22, 1997, between JECA, successor by merger to BH, and President Broadwater Hotel, LLC. (24)
   10.26    Public Trust Tidelands Lease of Fast Lands dated December 31,
            1996, by and between the Secretary of State, with approval of the
            Governor, for and on behalf of the State of Mississippi, and BH.
            (24)
   10.26.1  Amendment No. 1 to the Lessee's Assignment of Fast Lands Lease
            dated July 22, 1997, between JECA, successor by merger to BH and President Broadwater Hotel, Inc. (24)

   10.27    Sale and Purchase of Real Estate Agreement dated March 30, 1999, by and among R. David Sanders, James W. Sanders, Julia Sheila
            Sanders and June Sanders Clement and President Casinos, Inc. (25)
   10.27.1  Deer Island Agreement dated March 30, 1999, by and between Eric
            Clark and President Casinos, Inc. (25)
   10.28    Sale Agreement dated July 2, 1999, by and between President
            Mississippi, the Company and Charter Corp., on the one hand, and
            AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of
            AmGam, the Committee for the Unsecured Creditors of AGRM,
            International Game Technology, Inc.("IGT"), and Shamrock Holdings
            Group, Inc. (formerly known as Bennett Holdings Group, Inc.)
            ("Shamrock" and collectively with AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of AmGam, the Committee for the
            Unsecured Creditors of AGRM and IGT), on the other hand. (26)
   10.28.1  Promissory Note dated August 10, 1999, from President
            Mississippi to AGEL. (26)
   10.28.2  Security Agreement, dated August 10, 1999, between President
            Mississippi and AGEL. (26)
   10.28.3  Preferred Ship Mortgage dated August 10, 1999, granting by
            President Mississippi to and in favor of AGEL. (26)
   10.28.4  Guaranty Agreement dated August 10, 1999, made by President
            Mississippi, in favor of AGEL. (26)
   10.29    Relocation Funding Agreement entered into January 18, 2000, by and among the City of St. Louis, Missouri, the Port Authority of the
            City of St. Louis, President Missouri and Mercantile Bank National
            Association. (27)
   10.29.1  Lease and Sublease Agreement entered into January 18, 2000, among the City of St. Louis, the Port Authority of the City of St. Louis
            and President Missouri. (27)
   10.29.2  Escrow Agreement made as of January 18, 2000, by and among
            Mercantile Bank, President Missouri and U.S. Title Guaranty
            Company, Inc. (27)
   10.29.3  Escrow Agreement made as of January 18, 2000, by and among the
            Port Authority of the City of St. Louis, President Missouri and
            U.S. Title Guaranty Company, Inc. (27)
   10.30    Agreement, dated as of October 10, 2000, entered into by and among the Company, PRC Holdings Corporation, PRC Management, PRCX, Inc.,
            President Philadelphia, P.R.C. Louisiana, Inc., Vegas Vegas, Inc.,
            President New York, President Mississippi Charter Corp.,
            President Missouri, President Mississippi, Broadwater Hotel, Inc.,
            President Iowa, Blackhawk, President Casino New Yorker, Inc.,
            TCG, and President Broadwater Hotel, LLC, and each of the
            undersigned holders of the US $100.0 million 13% Senior Notes, due
            September 15, 2001 issued pursuant to that certain indenture dated as of August 26, 1994 by and between the Company and United States
            Trust Company of New York, as trustee, of which  US $75.0 million in principal amount is outstanding, and holders of the US $25.0 million 12% Notes, due September 15, 2001 issued pursuant to that certain indenture dated as of December 3, 1998, by and between the
            Company and U.S. Trust Company of Texas, N.A., as trustee. (28)
   10.31    Bareboat charter and purchase agreement, dated March, 29, 2001, by and between President New York and Southern Gaming, LLC. (30)
   10.32    Purchase agreement, dated April 30, 2001, by and between President
            Missouri and the Bi-State Development Agency of the Missouri-
            Illinois Metropolitan District. (30)
   21       Schedule of subsidiaries of the Company.

   23.1 Consent of Deloitte & Touche, L.L.P. with respect to the Company's Registration Statements on Form S-8, as filed on June 8, 1994, January 8, 1998 and October 10, 2001.
  __________________

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-48446) filed on June 5, 1992.
(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-63174), filed on May 21, 1993.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1993 filed on June 1, 1993.
(4) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(6) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(7) Incorporated by reference from the Company's Report on Form 8-K dated February 7, 1995.
(8) Incorporated by reference from the Company's Report on Form 8-K dated March 16, 1995.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995 filed January 12, 1996.
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1995 filed on May 30, 1995.
(11) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1996 filed on May 30, 1996.
(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1996 filed October 15, 1996.
(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996 filed January 14, 1997.
(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1997 filed on May 30, 1997.
(15) Incorporated by reference from the Company's Report on Form 8-K dated July 24, 1997.
(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997 filed January 14, 1998.
(18) Incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.
(19) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(20) Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1998 filed on May 29, 1998.
(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 filed October 15, 1998.
(22) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(23) Incorporated by reference from the Company's Quarterly Report on Form

     10-Q for the quarterly period ended November 30, 1998 filed January 14, 1999.
(24) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1999 filed on May 28, 1999.
(25) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1999 filed July 12, 1999.
(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999 filed October 15, 1999.
(27) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000 on May 30, 2000.
(28) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 filed October 19, 2000.
(29) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(30) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2001 on May 29, 2001.
(31) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.

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

PRESIDENT CASINOS, INC.

By:     /s/ Ralph J. Vaclavik
    ---------------------------
    Name:   Ralph J. Vaclavik
    Title:  Senior Vice President
            and Chief Financial Officer

    Date:   May 28, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 28th day of May, 2002 by the following persons on behalf of the registrant in the capacities indicated.

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