Form 10-K/A
period 2002-02-28
PRESIDENT CASINOS INC
filed 2002-06-07
CIK 888507

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

                 DOCUMENTS INCORPORATED BY REFERENCE - None.

Explanatory Note: This Amendment Number 1 on Form 10-K/A is filed by the Company for the purpose of amending a portion of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" previously filed in its Annual Report on Form 10-K for the year ended February 28, 2002.

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

   The following table highlights cash flows of the Company's operations.

                                               Twelve Months Ended February 28/29,
                                                  2002        2001        2000
                                                 ------      ------      ------
                                                         (in millions)
             Cash flows provided by (used in)
               operating activities             $  3.8       $ (8.5)     $  7.5
             Cash flows provided by (used in)
               investing activities                0.5         39.8        (9.0)
             Cash flows used in
               financing activities               (2.7)       (35.2)       (3.2)
             Cash paid for interest                6.4         17.1        16.0

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

    Date:   June 7, 2002

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

   10.27    Sale and Purchase of Real Estate Agreement dated March 30, 1999, by and among R. David Sanders, James W. Sanders, Julia Sheila
            Sanders and June Sanders Clement and President Casinos, Inc. (25)
   10.27.1  Deer Island Agreement dated March 30, 1999, by and between Eric
            Clark and President Casinos, Inc. (25)
   10.28    Sale Agreement dated July 2, 1999, by and between President
            Mississippi, the Company and Charter Corp., on the one hand, and
            AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of
            AmGam, the Committee for the Unsecured Creditors of AGRM,
            International Game Technology, Inc.("IGT"), and Shamrock Holdings
            Group, Inc. (formerly known as Bennett Holdings Group, Inc.)
            ("Shamrock" and collectively with AGEL, AmGam, AGRM, the Committee for the Unsecured Creditors of AmGam, the Committee for the
            Unsecured Creditors of AGRM and IGT), on the other hand. (26)
   10.28.1  Promissory Note dated August 10, 1999, from President
            Mississippi to AGEL. (26)
   10.28.2  Security Agreement, dated August 10, 1999, between President
            Mississippi and AGEL. (26)
   10.28.3  Preferred Ship Mortgage dated August 10, 1999, granting by
            President Mississippi to and in favor of AGEL. (26)
   10.28.4  Guaranty Agreement dated August 10, 1999, made by President
            Mississippi, in favor of AGEL. (26)
   10.29    Relocation Funding Agreement entered into January 18, 2000, by and among the City of St. Louis, Missouri, the Port Authority of the
            City of St. Louis, President Missouri and Mercantile Bank National
            Association. (27)
   10.29.1  Lease and Sublease Agreement entered into January 18, 2000, among the City of St. Louis, the Port Authority of the City of St. Louis
            and President Missouri. (27)
   10.29.2  Escrow Agreement made as of January 18, 2000, by and among
            Mercantile Bank, President Missouri and U.S. Title Guaranty
            Company, Inc. (27)
   10.29.3  Escrow Agreement made as of January 18, 2000, by and among the
            Port Authority of the City of St. Louis, President Missouri and
            U.S. Title Guaranty Company, Inc. (27)
   10.30    Agreement, dated as of October 10, 2000, entered into by and among the Company, PRC Holdings Corporation, PRC Management, PRCX, Inc.,
            President Philadelphia, P.R.C. Louisiana, Inc., Vegas Vegas, Inc.,
            President New York, President Mississippi Charter Corp.,
            President Missouri, President Mississippi, Broadwater Hotel, Inc.,
            President Iowa, Blackhawk, President Casino New Yorker, Inc.,
            TCG, and President Broadwater Hotel, LLC, and each of the
            undersigned holders of the US $100.0 million 13% Senior Notes, due
            September 15, 2001 issued pursuant to that certain indenture dated as of August 26, 1994 by and between the Company and United States
            Trust Company of New York, as trustee, of which  US $75.0 million in principal amount is outstanding, and holders of the US $25.0 million 12% Notes, due September 15, 2001 issued pursuant to that certain indenture dated as of December 3, 1998, by and between the
            Company and U.S. Trust Company of Texas, N.A., as trustee. (28)
   10.31    Bareboat charter and purchase agreement, dated March, 29, 2001, by and between President New York and Southern Gaming, LLC. (30)
   10.32    Purchase agreement, dated April 30, 2001, by and between President
            Missouri and the Bi-State Development Agency of the Missouri-
            Illinois Metropolitan District. (30)
   21       Schedule of subsidiaries of the Company. (32)

   23.1 Consent of Deloitte & Touche, L.L.P. with respect to the Company's Registration Statements on Form S-8, as filed on June 8, 1994, January 8, 1998 and October 10, 2001. (32)
  __________________

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

     10-Q for the quarterly period ended November 30, 1998 filed January 14, 1999.
(24) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1999 filed on May 28, 1999.
(25) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1999 filed July 12, 1999.
(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999 filed October 15, 1999.
(27) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000 on May 30, 2000.
(28) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 filed October 19, 2000.
(29) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(30) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2001 on May 29, 2001.
(31) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.
(32) Previously filed herewith.

 * Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.