Form 10-Q
period 2002-05-31
PRESIDENT CASINOS INC
filed 2002-07-15
CIK 888507

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

                 For the quarterly period ended May 31, 2002

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of July 15, 2002.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 28, 2002..................................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months Ended May 31, 2002 and 2001....................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 2002 and 2001....................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....26

Part II.   Other Information

  Item 1.  Legal Proceedings.............................................26

  Item 2.  Changes in Securities.........................................26

  Item 3.  Defaults Upon Senior Securities...............................27

  Item 4.  Submission of Matters to a Vote of Security Holders...........27

  Item 5.  Other Information.............................................27

  Item 6.  Exhibits and Reports on Form 8-K..............................27


Signature................................................................28

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                           (in thousands, except per share data)

                                                                  May 31,   Feb. 28,
                                                                   2002       2002
                                                                 --------   --------

         ASSETS
         Current assets:
          Cash and cash equivalents......................       $  9,447   $ 10,110
          Restricted cash................................          7,114      6,942
          Restricted short-term investments..............            700        775
          Accounts receivable, net of allowance for
            doubtful accounts of $281 and $180...........            711        823
          Other current assets...........................          4,113      3,193
                                                                ---------  ---------
              Total current assets.......................         22,085     21,843
                                                                ---------  ---------
         Property and equipment, net of accumulated
          depreciation of $52,820 and $50,736............         97,729     98,607
                                                                ---------  ---------
                                                                $119,814   $120,450
                                                                =========  =========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities:
          Short-term debt................................       $    --    $      5
          Current maturities of long-term debt...........        107,100    107,200
          Accrued loan fee...............................          7,000      7,000
          Accounts payable...............................          3,086      3,476
          Accrued payroll and benefits...................          3,997      5,183
          Accrued interest...............................         19,371     15,568
          Other accrued liabilities......................          7,128      7,451
                                                                ---------  ---------
              Total current liabilities..................        147,682    145,883
                                                                ---------  ---------
        Minority interest................................         15,350     15,102
        Commitments and contingencies....................            --         --
        Stockholders' deficit:
          Preferred Stock, $0.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (145,249)  (142,566)
                                                                ---------  ---------
              Total stockholders' deficit................        (43,218)   (40,535)
                                                                ---------  ---------
                                                                $119,814   $120,450
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (in thousands, except per share data)

                                                   Three Months Ended May 31,
                                                         2002        2001
                                                        ------      ------

OPERATING REVENUES:
  Gaming.........................................      $ 32,574    $ 31,622
  Food and beverage..............................         3,548       3,725
  Hotel..........................................         1,654       1,464
  Retail and other...............................         1,292       1,684
  Less promotional allowances....................        (5,687)     (5,394)
                                                       ---------   ---------
    Net operating revenues.......................        33,381      33,101
                                                       ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming.........................................        18,054      18,180
  Food and beverage..............................         2,326       2,544
  Hotel..........................................           375         432
  Retail and other...............................           457         597
  Selling, general and administrative............         8,225       7,825
  Depreciation and amortization..................         2,236       2,101
  Development....................................            47          39
                                                       ---------   ---------
    Total operating costs and expenses...........        31,720      31,718
                                                       ---------   ---------
OPERATING INCOME.................................         1,661       1,383
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income................................            53         272
  Interest expense...............................        (3,841)     (3,813)
  Reorganization costs...........................          (218)        (50)
  Gain (loss) on sale of property and equipment..           (23)         10
                                                       ---------   ---------
    Total other income (expense).................        (4,029)     (3,581)
                                                       ---------   ---------
LOSS BEFORE MINORITY INTEREST....................        (2,368)     (2,198)
Minority interest................................           315         288
                                                       ---------   ---------
NET LOSS.........................................      $ (2,683)   $ (2,486)
                                                       =========   =========

Basic and diluted net loss per share.............       $ (0.53)    $ (0.49)
                                                       =========   =========
Weighted average common and dilutive
 potential shares outstanding....................         5,033       5,033
                                                       =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                    Three Months Ended May 31,
                                                         2002        2001
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $    988    $ (3,877)
                                                      ---------   ---------

Cash flows from investing activities:
  Expenditures for property and equipment.........      (1,388)     (1,342)
  Changes in restricted cash......................        (172)        409
  Purchase of short-term investments..............         --         (250)
  Maturity of short-term investments..............          75       5,413
  Proceeds from installment sale receivable.......         --          400
  Proceeds from the sale of property
    and equipment.................................           7          12
  Payment of minority interest....................         (68)        --
                                                      ---------   ---------
      Net cash provided by (used in)
        investing activities......................      (1,546)      4,642
                                                      ---------   ---------

Cash flows from financing activities:
  Payments on notes payable.......................        (105)     (1,015)
  Payments on capital lease obligations...........         --           (1)
                                                      ---------   ---------
      Net cash used in financing activities.......        (105)     (1,016)
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........        (663)       (251)

Cash and cash equivalents at beginning of period..      10,110       8,559
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $  9,447    $  8,308
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $     66    $  6,139
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $    --     $      2
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

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes continuity of operation and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has experienced operating losses since 1995 and has recently experienced significant difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. As such, the Company has been in default under various of its financial obligations as described below. Such conditions raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ending February 28, 2002. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

  Certain amounts for fiscal 2002 have been reclassified to conform with fiscal 2003 financial statement presentation.

2.  BANKRUPTCY PROCEEDINGS

  On June 20, 2002, the Company together with its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the Southern District of Mississippi. On July 9, 2002, the Company's subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. The Company and its subsidiaries each continue in possession and use of their assets as debtors in possession. The Company and its subsidiaries have filed a motion for the administrative consolidation of their Chapter 11 cases under the Company's case. To date, the Court has not ruled on the motion.

   President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, is in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continues in possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the Bankruptcy Court which allows PBLLC use of its cash collateral. On October 31, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. The Bankruptcy Court has set October 30, 2002 for commencement of the hearing on confirmation of the PBLLC Plan. The effect, if any, of the Chapter 11 filings by the Company and its subsidiaries on the scheduled hearing on the PBLLC Plan has not yet been determined. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern. See "Note 6. Commitments and Contingent Liabilities."

  As part of the Company's and subsidiaries' Chapter 11 reorganization process, the Company will attempt to notify all known or potential creditors of the filing for the purpose of identifying all pre-petition claims. In the Company's Chapter 11 case, substantially all of the liabilities as of the filing date are subject to adjustment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. Schedules will be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.
Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items.

  The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 that were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture

Trustee to accelerate the Senior Exchange Notes and the Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable.

  The Company was unable to make the principal and interest payments due September 15, 2001 and the interest payments due March 15, 2002, on the outstanding debt under the Senior Exchange Notes and Secured Notes. As of May 31, 2002, the outstanding principal consists of $56,250 of Senior Exchange Notes and $18,750 of Secured Notes.

  Management believes that during the bankruptcy proceedings, the Company's liquidity and capital resources will be sufficient to maintain its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period.

  As of May 31, 2002, the Company had $9,447 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Cash restricted for payment of interest on the Company's Notes of $1,405 subsequently became unrestricted upon the Company's filing the voluntary petition for reorganization. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

3.  NATURE OF OPERATIONS

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. The President Broadwater Hotel, LLC, a limited liability company ("PBLLC") in which Broadwater Hotel, Inc. ("BHI") has a Class A ownership interest, owns approximately 260 acres in Biloxi, Mississippi, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater", two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). BHI is a wholly-owned subsidiary of the Company. Prior to July 2001, the Company also operated two non-gaming dinner cruise, excursion and sightseeing vessels in St. Louis near the base of the Gateway Arch. The assets of the non-gaming cruise operations were sold July 17, 2001. See "Note 4. Property and Equipment."

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

4.  PROPERTY AND EQUIPMENT

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provided dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The transaction was consummated on July 17, 2001.

5.  CURRENT PORTION OF LONG-TERM DEBT

  Long-term debt payable, all of which is classified as current liabilities, are summarized as follows:

                                                               May 31,        Feb.28,
                                                                2002           2002
                                                               ------         ------

          Senior Exchange Notes, 13%......................   $ 56,250        $ 56,250
          Secured Notes, 12%,.............................     18,750          18,750
          Broadwater Hotel note payable, variable
            interest rate, 12.75% and 12.75%..............     30,000          30,000
          M/V "President Casino-Mississippi" note payable,
           variable interest rate, 5.28% and 5.7%.........      2,100           2,200
                                                             ---------       ---------
             Total notes payable..........................   $107,100        $107,200
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

  See "Note 2. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes.

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and non-refundable when the Indebtedness was due. Neither the Indebtedness nor the loan fee payments were made on the due date and the Indebtedness is in default. In accordance with the terms of the loan, effective on the default date, penalty interest of 4.0% is accrued in addition to interest at the stipulated rate on the $30,000 principal. Additionally, PBLLC has accrued, but not paid, interest on the unpaid loan fee at the stipulated rate since the date of default. PBLLC continued to make the monthly interest payments accruing on the $30,000 principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. See "Note 6. Commitments and Contingent Liabilities" regarding the Chapter 11 petition filed by PBLLC.

  M/V "President Casino-Mississippi" Note

  The 5.28% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company continued to make the quarterly principal and interest payments on this note prior to the bankruptcy filed June 20, 2002. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable. Under the terms of the 5.28% term note payable, $2,100 principal becomes due and payable in August 2002.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

6.  COMMITMENTS AND CONTINGENT LIABILITIES

  --Bankruptcy Actions

  On June 20, 2002, the Company together with its subsidiary, President Missouri, which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. The Company and its subsidiaries each continue in possession and use of their assets as debtors in possession.

  On April 19, 2001, PBLLC (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. That same day, the Bankruptcy Court authorized the Debtor's interim use of cash collateral pursuant to a Cash Collateral Stipulation and Agreement between the Debtor and its largest creditor, Lehman Brothers Holdings Inc. ("Lehman"). Subsequent orders of the Bankruptcy Court have extended the Debtor's authorized use of cash collateral indefinitely until further order of the Court. The Debtor is operating its businesses and managing its properties as a debtor-in-possession, and no trustee has been appointed in the Debtor's case. The first meeting of creditors was held on June 21, 2001, and an official committee of unsecured creditors (the "Creditors Committee") has been appointed in the case. The Bankruptcy Court fixed August 20, 2001 as the final date for creditors to file proofs of claim in the Debtor's case, except that October 16, 2001 was fixed as the final date for governmental units to file proofs of claim. The Debtor is current with the filings of its monthly operating reports in the case, with the report for June 2002 having been filed on July 15, 2002. Within its exclusive period for filing a disclosure statement and plan of reorganization as set by the Bankruptcy Court, the Debtor filed its Debtor's Plan of Reorganization on October 31, 2001 (the "Plan") and its First Amended Disclosure Statement on February 7, 2002 (the "Disclosure Statement"). The Bankruptcy Court has set October 30, 2002 for commencement of the hearing on confirmation of the PBLLC Plan. The effect, if any, of the Chapter 11 filings by the Company and its subsidiaries on the scheduled hearing on the PBLLC Plan has not yet been determined.

  --Mizel Shareholder Derivative Suit

  A shareholder derivative suit captioned "Mizel v. John E. Connelly et. al." was filed on September 11, 1998, in the Court of Chancery of the State of Delaware alleging that the Board of Directors of the Company failed to exercise informed business judgment and wasted corporate assets in connection with the July 1997 acquisition by the Company of certain real estate and improvements in Biloxi, Mississippi, including the Broadwater Resort, Broadwater Towers and a related golf course, from an entity controlled by Mr. Connelly, Chairman of the Board and Chief Executive Officer of the Company. The suit requested rescission of the transaction, a constructive trust upon all benefits received by Mr. Connelly in the transaction, an award of damages to the Company and attorneys' fees and costs. The Company filed a motion to dismiss this action for failure by the plaintiff to make a demand for relief upon the Board of Directors. The court denied the motion. The Company made substantial paper discovery in response to requests for production. The Company filed a motion to dismiss for failure to join an indispensable party, PBLLC. This motion was denied. A motion for summary judgment was also denied.

  An oral settlement agreement was reached before the bankruptcy filing on June 20, 2002 to resolve the matter by the payment to the Company of approximately $75 with the plaintiff's attorneys applying to the Court for attorneys fees of less than $50. The settlement has not been finalized and the matter has been stayed pending the Company's reorganization.

  --Poulos, McElmore and Shreier, et. al. v. Caesar's World, Inc. et. al.

  In 1994, William H. Poulos filed a class-action lawsuit in the United Stated District Court for the Middle District of Florida against over thirty-eight

(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants have opposed it. On June 21, 2002 the Court entered an order denying class certification. No appeal has been taken to date. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  --The Bank of New York v. M/V "Admiral" and M/V "Admiral Barge One" et. al.

  On June 18, 2002, the Bank of New York, as trustee, initiated an action against the M/V "Admiral" and M/V "Admiral Barge One" and President Missouri, Owner, in Personum in the United States District Court for the Eastern District of Missouri Eastern Division. The Verified Complaint alleged that the Trustee had taken security in the M/V "Admiral" and M/V "Admiral Barge One" and asked to realize on the M/V "Admiral" and M/V "Admiral Barge One" for the benefit of the holders of the indebtedness represented by the Trustee. This action has been administratively closed pending the conclusion of the bankruptcy proceedings.

  --"Surfside Princess" Litigation

  On October 12, 2001, the Company's subsidiary which owned the M/V "Surfside Princess," formerly known as the M/V "New Yorker," initiated an action in the United States District Court for the Middle District of Florida against Southern Gaming, LLC and its assignee for breach of a Bareboat Charter and Purchase Agreement dated March 29, 2001 pursuant to which the M/V "Surfside Princess" was chartered from the Company. The suit alleges breach of the charter. Subsequent proceedings followed at which various parties claimed various rights with respect to the vessel and its contents. The matter is currently pending before the Court.

  On October 19, 2001, Southern Gaming filed suit in the United States District for Middle District of Florida seeking damages and alleging subsequently this proceeding was consolidated with the prior proceeding involving Southern Gaming. Other suits and claims exist with respect to the vessel. While the Company currently believes it will ultimately recover the vessel, it has not done so at this time. It is not possible to predict when the Company will recover the vessel and be able to use or charter it.

  The Company has also filed an action in the United States District Court for the Eastern District of Missouri against the principals of Southern Gaming who guaranteed the charter agreement. The matter is in the discovery state.

  --Other

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

7.  SEGMENT INFORMATION

  The Company evaluates performance based on operations EBITDA. Operations EBITDA is earnings before interest, taxes, depreciation and amortization of each of the reportable segments. Corporate and development expenses, gain/loss on sale of assets, impairment of long-lived assets and reorganization costs are not allocated to the reportable segments and are therefore excluded from operations EBITDA.

  The Company has no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets. The Company's reportable segments are based on its two geographic gaming operations and its leasing operation. The Biloxi operations consist of the Biloxi casino and the Broadwater Property and the St. Louis operations consist of the St. Louis casino and Gateway Riverboat Cruises ("Gateway"). On July 17, 2001, the assets of Gateway were sold and operations ceased. The Company formerly reported Davenport operations as a third geographic gaming segment. The Davenport operations consisted of the Davenport casino and the Blackhawk Hotel, the assets of which were sold, and operations ceased, on October 10, 2000. Management views the residual costs and expenses incurred after the sale of, and related to, the Davenport operations as a component of Corporate EBITDA.

                                                       Three Months Ended May 31,
                                                           2002        2001
                                                          ------      ------

           OPERATING REVENUES:
            St. Louis operations...................      $ 19,895    $ 20,095
            Biloxi operations......................        13,486      13,006
                                                         ---------   ---------
                Net operating revenues.............      $ 33,381    $ 33,101
                                                         =========   =========

  A reconciliation of operations EBITDA (before gain/loss on sale of property and equipment, impairment of long-lived assets and reorganization costs) to net income is as follows:

                                                       Three Months Ended May 31,
                                                           2002        2001
                                                          ------      ------

          OPERATIONS EBITDA:
            St. Louis operations...................      $  3,468    $  2,954
            Biloxi operations......................         1,888       1,565
                                                         ---------   ---------
              Gaming and ancillary operations......         5,356       4,519
            Leasing operations.....................          (402)       (105)
                                                         ---------   ---------
                Operations EBITDA..................         4,954       4,414

            Corporate administration...............        (1,057)       (930)
                                                         ---------   ---------
                Total EBITDA.......................         3,897       3,484
                                                         ---------   ---------
          DEPRECIATION AND AMORTIZATION............         2,236       2,101
                                                         ---------   ---------
                OPERATING INCOME...................         1,661       1,383
                                                         ---------   ---------
          OTHER INCOME (EXPENSE):
            Interest expense, net..................        (3,788)     (3,541)
            Reorganization costs...................          (218)        (50)
            Gain (loss) on disposal of assets......           (23)         10
                                                         ---------   ---------
              Total other income (expense).........        (4,029)     (3,581)
                                                         ---------   ---------
            LOSS BEFORE MINORITY INTEREST..........        (2,368)     (2,198)
            Minority interest......................           315         288
                                                         ---------   ---------
                NET LOSS...........................      $ (2,683)   $ (2,486)
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

  A summary of assets by segment, is as follows:

                                                           May 31,    Feb. 28,
                                                            2002        2002
                                                           ------      ------

               St. Louis operations....................   $ 45,222    $ 46,281
               Biloxi operations.......................     61,951      61,623
                                                          ---------   ---------
                 Gaming and ancillary operations.......    107,173     107,904
               Leasing operations......................      3,857       4,001
                                                          ---------   ---------
                 Operations' assets....................    111,030     111,905
               Corporate assets........................      5,241       3,626
               Development assets......................      3,269       3,238
               Davenport assets........................        274       1,681
                                                          ---------   ---------
                   Net assets..........................   $119,814    $120,450
                                                          =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                           May 31,    Feb. 28,
                                                            2002        2002
                                                           ------      ------
              Property and Equipment:
                St. Louis operations..................   $ 38,123    $ 38,534
                Biloxi operations.....................     52,463      52,812
                                                         ---------   ---------
                   Gaming and ancillary operations....     90,586      91,346
                Leasing operations....................      3,854       4,000
                                                         ---------   ---------
                  Operations assets...................     94,440      95,346
                Corporate assets......................         20          23
                Development assets....................      3,269       3,238
                                                         ---------   ---------
                    Net Property and Equipment........   $ 97,729    $ 98,607
                                                         =========   =========

                                                       Three Months Ended May 31,
                                                            2002        2001
                                                           ------      ------

              Additions to Property and Equipment:
                St. Louis operations..................   $  1,063    $    614
                Biloxi operations.....................        294         711
                                                         ---------   ---------
                  Gaming and ancillary operations.....      1,357       1,325
                Corporate assets......................        --            1
                Development assets....................         31          18
                                                         ---------   ---------
                                                         $  1,388    $  1,344
                                                         =========   =========

  Included in additions to property and equipment is $2 of assets acquired in exchange for debt during the three-month period ended May 31, 2001.

8. GUARANTEE OF CITY OBLIGATION

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of May 31, 2002, the Company's guarantee was of $1,588.

9.  INSURANCE RISK

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

  The Company does carry "Business Interruption" insurance, but due to the current insurance market, the current policy does not cover interruption from either windstorm or flood.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this report.

  President Casinos, Inc., President Riverboat Casino-Missouri, Inc., The President Riverboat Casino-Mississippi, Inc., President Broadwater Hotel, LLC, Broadwater Hotel, Inc., President Riverboat Casino-New York, Inc., PRC Management, Inc., PRC Holdings Corporation, TCG/Blackhawk, Inc. and Vegas Vegas, Inc. have each filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See Note 2 "Bankruptcy Proceedings" of the Notes to Condensed Consolidated Financial Statements included in Part I of this report.

  The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations and sustain its operations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the indenture pursuant to which the $75.0 million 13.0% Senior Exchange Notes (the "Senior Exchange Notes") and the $25.0 million 12% Secured Notes (the "Secured Notes" and collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable.
                                    14

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and its interest payment due March 15, 2002, on its Senior and Secured Notes. As of May 31, 2002, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

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

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest, is in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the Bankruptcy Court which allows PBLLC use of its cash collateral. On October 31, 2001, PBLLC filed a Debtors' Plan of Reorganization (the "Plan") which was designed to permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. The Bankruptcy Court has set October 30, 2002 for commencement of the hearing on confirmation of the PBLLC Plan. The effect, if any, of the Chapter 11 filings by the Company and its subsidiaries on the scheduled hearing on the PBLLC Plan has not yet been determined.

  The Plan of PBLLC provides that, following the confirmation of the Plan, PBLLC and the Company will enter into a loan agreement under which the Company will be obligated to loan to PBLLC such amounts as shall be necessary for PBLLC to make certain payments due under the Plan. Additionally, if the Plan is confirmed, the Class B membership interest of PBLLC held by JECA (an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer) will, with respect of its payment right against PBLLC of approximately $15.3 million, be entitled to receive in satisfaction thereof a cash payment of $1.5 million and a one-year interest bearing promissory note from PBLLC in the principal amount of $1.5 million. The Company would be required to loan such amounts to PBLLC to the extent that PBLLC is unable to fund such amounts. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under its $2.1 million M/V "President Casino-Mississippi" note. See Liquidity and Capital Resources.

  Management believes the Company's liquidity and capital resources will be sufficient to maintain its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. However, costs previously incurred and which will be incurred in the future in connection with restructuring the Company's debt obligations and the bankruptcy proceedings have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

  The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including refinancing its debts, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which were within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the proposed locations. The Commission's decision was being challenged by one of the applicants whose proposal was not selected and by other entities. In September 2001, the applicant selected by the Gaming Commission announced it would not proceed with the development of the project. The Gaming Commission recently announced that it would consider licensing an additional casino in the St. Louis market. No such application has been filed. The opening of a new casino in the St. Louis market would have a material adverse impact on the St. Louis operations under most possible conditions.

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

  --Potential Growth Opportunities

  Biloxi, Mississippi

  In July 1997, the Company, through a newly created subsidiary, President Broadwater Hotel, LLC ("PBLLC"), purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which was wholly-owned by Mr. Connelly. The property comprises approximately 260 acres and includes two hotels, a 111-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement. Broadwater Hotel, Inc. a wholly-owned subsidiary of the Company ("BHI"), invested $5.0 million in PBLLC.

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

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources (the "DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers (the "Corps") and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Final Environmental Impact Statement ("EIS"). The Draft EIS has been completed, notice of which was posted in the Federal Register in June 2000 for public comment. The comment period has been closed and the Company is currently working with the Corps to resolve the comments in order to facilitate the completion of the Final EIS. The comment period has been closed and the Company has worked with the Corps to revise the plan in order to resolve the comments and to facilitate the completion of the Final EIS. The current permit application to the Corps was cancelled on June 10, 2002 pending re-submission of a revised project design that reflects the changes resulting from the Company's work with the Corps. The cancellation is an administrative measure which will allow the Corps to remove our application from the Corps' pending action list, and should not affect future evaluation of the permit request. The Company anticipates submitting a revised plan. At that time, a new application number will be assigned, and the evaluation of the permit request will resume.

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

Results of Operations

Three-Month Period Ended May 31, 2002 Compared to the
Three-Month Period Ended May 31, 2001

    The results of operations for the three-month periods ended May 31, 2002 and 2001 include the gaming results for the Company's operations in St. Louis, Missouri and Biloxi, Mississippi and of much lesser significance, the resort operations in Biloxi (the Broadwater Property). The assets of the St. Louis non-gaming operations (Gateway Riverboat Cruises) were sold in July 2001. The assets of the Davenport operations were sold on October 10, 2000.

  The following table highlights the results of the Company's operations.

                                                  Three Months Ended May 31,
                                                       2002        2001
                                                      ------      ------
                                                         (in millions)

                St. Louis Operations
                  Operating revenues.............    $  19.9     $  20.1
                  Operating income...............        2.1         1.5

                Biloxi Operations
                  Operating revenues.............       13.5        13.0
                  Operating income...............        1.2         0.9

                Corporate Leasing Operations
                  Operating loss.................       (0.5)       (0.1)

                Corporate Administrative
                  and Development
                  Operating loss.................       (1.1)       (0.9)

   The following table highlights cash flows of the Company's operations.

                                                  Three Months Ended May 31,
                                                       2002        2001
                                                      ------      ------
                                                         (in millions)

                 Cash flows provided by (used in)
                   operating activities...........   $   1.0     $  (3.9)
                 Cash flows provided by (used in)
                   investing activities...........      (1.5)        4.6
                 Cash flows used in
                   financing activities...........       --         (0.3)
                 Cash paid for interest...........       0.1         6.1

  The following table provides a reconciliation of operations EBITDA (before development and impairment expenses and gain/loss on sale of property and equipment) to net income:

                                                    Three Months Ended May 28,
                                                         2002       2001
                                                        ------     ------
                                                          (in millions)

             OPERATIONS EBITDA:
                  St. Louis operations................ $    3.5  $    3.0
                  Biloxi operations...................      1.9       1.5
                                                       --------- ---------
                  Gaming and ancillary operations.....      5.4       4.5
                  Leasing operations..................     (0.4)     (0.1)
                                                       --------- ---------
                    Operations EBITDA.................      5.0       4.4

                CORPORATE EBITDA:
                  Corporate administration............     (1.0)     (0.9)
                  Corporate development...............     (0.1)     (0.1)
                                                       --------- ---------
                     Total EBITDA.....................      3.9       3.4
                                                       --------- ---------
                DEPRECIATION AND AMORTIZATION.........      2.2       2.1
                                                       --------- ---------
                     OPERATING INCOME.................      1.7       1.3
                                                       --------- ---------
                OTHER INCOME (EXPENSE):
                  Interest, net.......................     (3.8)     (3.5)
                  Reorganization costs................     (0.3)      --
                                                       --------- ---------
                     Total other income (expense).....     (4.0)     (3.5)
                                                       --------- ---------
                  INCOME (LOSS) BEFORE
                   MINORITY INTEREST..................     (2.3)     (2.2)

                  Minority interest...................      0.3       0.3
                                                       --------- ---------
                  NET INCOME (LOSS)................... $   (2.7) $   (2.5)
                                                       ========= =========

                  St. Louis EBITDA margin.............     17.6%     14.9%

                  Biloxi EBITDA margin................     14.1%     11.5%

    * "EBITDA" consists of earnings from operations before interest, income taxes, depreciation and amortization and before gain (loss) on disposal of property and equipment, asset impairment and reorganization costs. For the purposes of this presentation, EBITDA margin is calculated as EBITDA divided by operating revenue. EBITDA and EBITDA margin are not determined in accordance with generally accepted accounting principles. Since not all companies calculate these measures in the same manner, the Company's EBITDA measures may not be comparable to similarly titled measures reported by other companies.

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

  Operating revenues. The Company generated consolidated net operating revenues of $33.4 million for the three-month period ended May 31, 2002 compared to $33.1 million for the three-month period ended May 31, 2001, an increase of $0.3 million, or less than 1.0%. The St. Louis operations experienced a decrease in revenue of $0.2 million and the Biloxi operations experienced an increase in revenue of $0.5 million.

  Gaming revenues in the Company's St. Louis operations increased $0.4 million for the three-month period ended May 31, 2002, compared to the prior year period. The St. Louis operations were temporarily suspended from May 13, 2002 to May 20, 2002, due to flood conditions on the Mississippi River. However, the seven days of lost revenues from flooding was offset by the overall increases in revenues. The key reasons for the increased St. Louis revenues include an increase in downtown sporting events and the resulting influx of tourists and the continued trend of increased capture of market share in the Downtown St. Louis market since the move. During the two months prior to the flood, the Company had captured 77% of the 5.7% market growth. Gaming revenues at the Company's Biloxi operations increased $0.6 million for the three-month period ended May 31, 2002 compared to the prior year period primarily as a result of increased volume resulting from successful promotional campaigns.

  The Company's revenues from food and beverage, hotel, retail and other were $6.5 million for the three-month period ended May 31, 2002, compared to $6.9 million for the three-month period ended May 31, 2001, a decrease $0.4 million, or 5.8%. The decrease was primarily attributable to a decrease of food and beverage, retail and other revenue of $0.5 million as a result of the sale of the non-gaming cruise operations in St. Louis in July 2001, offset by an increase of $0.2 million in hotel revenue due to increased casino promotions.

  Promotional allowances were $5.7 million for the three-month period ended May 31, 2002, compared to $5.4 million for the three-month period ended May 31, 2000, an increase of $0.3 million, or 5.6%. Promotional allowances in St. Louis decreased $0.1 million and increased in Biloxi $0.4 million. In St. Louis, the decrease is primarily the result of the seven-day suspension of operations. In Biloxi, promotional allowances increased primarily as a result of response to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming expenses were $18.0 million for the three-month period ended May 31, 2002, compared to $18.2 million for the three-month period ended May 31, 2001, a decrease of $0.2 million, or 1.1%. The decrease in gaming costs was primarily attributable to a decrease in gaming costs in St. Louis as a result of the seven-day suspension of operations. As a percentage of gaming revenues, gaming costs decreased to 55.5% during the three-month period ended May 31, 2002 from 57.6% during the three-month period ended May 31, 2001. This decrease in percentage cost was led by the increase in "win per passenger" in St. Louis which effectively results in a decrease in certain of the gaming taxes.

  The Company's consolidated food and beverage expenses were $2.3 million for the three-month period ended May 31, 2002, compared to $2.5 million for the three-month period ended May 31, 2001, a decrease of $0.2 million, or 8.0%. The St. Louis non-gaming cruise operations, sold in July 2001, contributed $0.1 million to the decrease. The Biloxi operations contributed a decrease of $0.1 million over the prior year.

  The Company's consolidated hotel, retail and other expenses were $0.8 million for the three-month period ended May 31, 2002, compared to $1.0 million for the three-month period ended May 31, 2001. The sale of the St. Louis non-gaming operations contributed $0.1 million to the decrease in hotel, retail and other expenses.

  The Company's consolidated selling, general and administrative expenses were $8.2 million for the three-month period ended May 31, 2002, compared to $7.8 million for the three-month period ended May 31, 2001, an increase of $0.4 million, or 5.1%. The corporate leasing selling, general and administrative expense increased $0.3 million as a result of legal fees, insurance and other maintenance costs associated with having repossessed the "Surfside Princess" (formerly, the "New Yorker.") Selling, general and administrative expenses increased $0.2 million in Biloxi and $0.1 million in corporate administration, offset by a decrease in $0.2 million as a result of the sale of the St. Louis non-gaming operations.

  Depreciation and amortization expenses were $2.2 million for the three-month period ended May 31, 2002, compared to $2.1 million for the three-month period ended May 31, 2001, an increase of $0.1 million. The increase is primarily the result of adopting new accounting guidance, which requires the depreciation of the corporate leasing assets, which had previously ceased being depreciated.

  Operating income. As a result of the foregoing items, the Company had operating income of $1.7 million for the three-month period ended May 31, 2002, compared to operating income of $1.4 million for the three-month period ended May 31, 2001.

  Interest expense, net. The Company incurred net interest expense of $3.8 million for the three-month period ended May 31, 2002, compared to $3.5 million during the three-month period ended May 31, 2001, an increase of $0.3, million or 8.6%. The increase is the result of a decrease of $0.2 million in interest income, which resulted from the maturity of $5.6 million in short-term investments in the prior year used to pay interest on the Company's Senior Exchange and Secured Notes.

  Reorganization costs. As a result of the bankruptcy proceedings associated with the Broadwater Resort property, the Company incurred $0.2 million in reorganization costs in the three-month period ended May 31, 2002, compared to $0.1 million during the same period in the prior year.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for both three-month periods ended May 31, 2002 and May 31, 2001.

  Net loss. The Company incurred a net loss of $2.7 million for the three-month period ended May 31, 2002, compared to a net loss of $2.5 million for the three-month period ended May 31, 2001.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer used in the Company's casino operations.

  Management believes that it presently has adequate sources of liquidity to meet its normal operating requirements. However, as a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable.

  The Company was unable to make the principal and interest payments due September 15, 2001 and the interest payment due March 15, 2002, on its Senior and Secured Notes. As of May 31, 2002, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  Management presently believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. Additionally, any significant interruption or decrease in the revenues derived by the Company from its operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

   The Company requires approximately $6.5 million of cash on hand to fund daily operations. As of May 31, 2002, the Company had $2.9 million of non-restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. The debt obligations will be stayed during the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $7.1 million in restricted cash as of May 31, 2002. Of that amount, $4.0 million relates to the Broadwater Property. Prior to the filing for reorganization under Chapter 11, PBLLC deposited revenues into lockboxes that were controlled by its lender. Expenditures from the lockboxes were limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by its loan agreement. The lender continues to control the capital improvements lockbox. PBLLC currently operates under a cash collateral stipulation and agreement, which allows PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement. Revenues of PBLLC include the operations of the hotels and golf course and $3.2 million annually of proceeds from rental of the Biloxi casino's mooring site. Pursuant to the bankruptcy reorganization plan submitted by PBLLC, the Company will be obligated to loan to PBLLC certain amounts necessary to make payments under the Plan. The Company had $1.7 million restricted for payment as a partial redemption of its obligation under PBLLC's plan of reorganization and $1.4 million restricted for payment of interest on the Company's Notes. The $1.4 million restricted for payment of interest on the Company's Notes subsequently became unrestricted upon the Company's filing the voluntary petition for reorganization.

  The Company had $0.7 million in restricted short-term investments as of May 31, 2002, consisting of certificates of deposit guaranteeing certain performance obligations of the Company.

  The Company generated $1.0 million of cash from operating activities during the three-month period ending May 31, 2002.

  Investing activities of the Company used $1.5 million of cash during the three-month period ending May 31, 2002. The Company expended $1.4 million on gaming equipment and capital improvements, of which approximately $1.1 million and $0.3 million was expended in St. Louis and Biloxi, respectively.

  The indenture governing the Company's Senior Exchange Notes (the "Indenture"), restricts the ability of PCI, TCG and PCI's wholly-owned subsidiaries which are guarantors of the Senior Exchange Notes (collectively, the "Guarantors"), among other things, to dispose of or create liens on certain assets, to make certain investments and to pay dividends. Under the Indenture, the Guarantors have the ability to seek to borrow additional funds of $15.0 million and may borrow additional funds for certain uses. The Indenture also provides that the Guarantors must use cash proceeds from the sale of certain assets within 180 days to either (i) permanently reduce certain indebtedness or (ii) contract with an unrelated third party to make investments or capital expenditures or to acquire long-term tangible assets, in each case, in gaming and related businesses (provided any such investment is substantially complete in 270 days.) In the event such proceeds are not so utilized, the Company must make an offer to all holders of Senior Exchange Notes to repurchase at par value an aggregate principal amount of Senior Exchange Notes equal to the amount by which such proceeds exceeds $5.0 million. Certain provisions of the Indenture do not apply to the Company's consolidated entities which do not guarantee the Senior Exchange Notes.

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and non-refundable when the Indebtedness became due. As of the default date, the PBLLC is accruing, but has not paid, interest on the unpaid loan fee at the stipulated rate. PBLLC continued to make the monthly interest payments accruing on the $30.0 million principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. The Bankruptcy Court has set October 30, 2002 for commencement of the hearing on confirmation of the PBLLC Plan. The effect, if any, of the Chapter 11 filings by the Company and its subsidiaries on the scheduled hearing on the PBLLC Plan has not yet been determined. The Company is unable to offer any assurance that this will occur or that the restructured debt, if it is restructured, will be paid in accordance with its revised terms.

  The 5.28% term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company continued to make the quarterly principal and interest payments related to this note prior to the bankruptcy filing on June 20, 2002. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable. Under the terms of the 5.28% term note payable, $2.1 million principal becomes due and payable in August 2002.

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

Forward Looking Statements

  This Quarterly Report on Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects;
(ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continuation of future operating and net losses by the Company; (ii) the inability of the Company to restructure its debt obligations and facilitate PBLLC's successful emergence from bankruptcy; (iii) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations and continue as a going concern; (iv) the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 case; (v) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; (vi) the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers; (vii) the Company's ability to maintain contracts that are critical to its operations;
(viii) potential adverse developments with respect to the Company's liquidity and results of operations; (ix) developments or new initiatives by our competitors in the markets in which we compete; (x) our stock price; (xi) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (xii) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  As of May 31, 2002, the Company had $114.1 million of debt, including a loan fee of $7.0 million associated with the $30.0 million note related to the Broadwater Property. Of this amount $75.0 million bears interest at fixed rates. The remaining $39.1 million bears interest at variable rates. The $30.0 million Broadwater Property note payable and associated $7.0 million loan fee bear interest at a stipulated variable rate at the greater of (i) 8.75% or (ii) 4.0% plus the LIBOR 30-day rate. The M/V "President Casino-Mississippi" note payable of $2.1 million bears interest at 2.0% over the prime rate of J.P. Morgan Chase & Company. As of May 31, 2002, the average interest rate applicable to the debt carrying variable rates was 11.63%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of May 31, 2002, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. In November 2000, the Company paid (i) $12.8 million interest and (ii) $18.75 million and $6.25 million principal on the Senior Exchange Notes and Secured Notes, respectively. The Company did not make the interest payments due September 15, 2001 and March 15, 2002. On June 20, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the bankruptcy code. The noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date of thereof. Total arrearage as of June 20, 2002, was $56.25 million of principal and $9.7 million of interest on the Senior Exchange Notes and $18.75 million of principal and $3.1 million of interest on the Secured Notes.

  Additionally, PBLLC did not pay the $30.0 million note and the associated $7.0 million loan fee due July 22, 2000, related to the Broadwater Property. PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. PBLLC continued to make the monthly interest payments related to the $30.0 million note through April 19, 2001, at which time the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. In order to be in compliance with accounting principles generally accepted in the United States of America, PBLLC continues to accrue interest under the terms of the Indebtedness. Management believes that actual interest and penalties that will be determined by the bankruptcy judge may be an amount less than that being accrued. Total accrued arrearage as of July 15, 2002, is $37.0 million of principal and $7.0 million of interest and fees.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The exhibits filed as part of this report are listed on Index to Exhibits accompanying this report.

        (b)  Reports on Form 8-K

             None.

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

                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: July 15, 2002                          /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.

   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(3) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(5) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(6) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(7) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(8) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.