Form 10-Q
period 2002-08-31
PRESIDENT CASINOS INC
filed 2002-10-15
CIK 888507

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

               For the quarterly period ended August 31, 2002

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of October 15, 2002.


==============================================================================

                            PRESIDENT CASINOS, INC.
                             INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 28, 2002...............................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three and Six Months Ended August 31, 2002
      and 2001............................................................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 2002 and 2001...................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................16

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....31

  Item 4.  Controls and Procedures.......................................32

Part II.   Other Information

  Item 1.  Legal Proceedings.............................................32

  Item 2.  Changes in Securities and Use of Proceeds.....................32

  Item 3.  Defaults Upon Senior Securities...............................32

  Item 4.  Submission of Matters to a Vote of Security Holders...........33

  Item 5.  Other Information.............................................33

  Item 6.  Exhibits and Reports on Form 8-K..............................33


Signatures...............................................................34

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                                   (DEBTOR IN POSSESSION)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                           (in thousands, except per share data)

                                                                 Aug. 31,   Feb. 28,
                                                                   2002       2002
                                                                 --------   --------
         ASSETS:

         CURRENT ASSETS
          Cash and cash equivalents......................       $ 11,888   $ 10,110
          Restricted cash................................          6,443      6,942
          Restricted short-term investments..............            712        775
          Accounts receivable, net of allowance for
            doubtful accounts of $185 and $236...........            792        823
          Other current assets...........................          5,392      3,193
                                                                ---------  ---------
              Total current assets.......................         25,227     21,843

         PROPERTY AND EQUIPMENT, net of accumulated
          depreciation of $54,975 and $50,736............         97,123     98,607
                                                                ---------  ---------
                                                                $122,350   $120,450
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT:

        CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE
          Short-term debt................................       $    --    $      5
          Current maturities of long-term debt...........         30,000    107,200
          Accrued loan fee...............................          7,000      7,000
          Accounts payable...............................          1,411      2,980
          Accrued payroll and benefits...................          3,931      5,183
          Accrued interest...............................          7,587     15,558
          Other accrued expenses.........................          5,929      7,311
                                                                ---------  ---------
              Total liabilities not subject to compromise         55,858    145,237
                                                                ---------  ---------
        LIABILITIES SUBJECT TO COMPROMISE................        111,661        646
                                                                ---------  ---------
              Total liabilities..........................        167,519    145,883
                                                                ---------  ---------
        MINORITY INTEREST................................              5     15,102

        COMMITMENTS AND CONTINGENCIES....................            --         --

        STOCKHOLDERS' DEFICIT
          Preferred Stock, $.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (147,205)  (142,535)
                                                                ---------  ---------
              Total stockholders' deficit................        (45,174)   (40,535)
                                                                ---------  ---------
                                                                $122,350   $120,450
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                                      1

                             PRESIDENT CASINOS, INC.
                             (DEBTOR IN POSSESSION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (in thousands, except per share data)


                                                   Three Months                Six Months
                                                 Ended August 31,           Ended August 31,
                                                 2002        2001           2002        2001
                                                ------      ------         ------      ------

OPERATING REVENUES:
  Gaming...................................    $ 31,370    $ 31,643       $ 63,944    $ 63,265
  Food and beverage........................       3,461       3,676          7,009       7,401
  Hotel....................................       1,817       1,526          3,471       2,990
  Retail and other.........................       1,060       1,351          2,352       3,035
  Less promotional allowances..............      (5,753)     (5,435)       (11,440)    (10,829)
                                               ---------   ---------      ---------   ---------
    Net operating revenues.................      31,955      32,761         65,336      65,862
                                               ---------   ---------      ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming...................................      18,073      18,315         36,127      36,495
  Food and beverage........................       2,296       2,451          4,623       4,995
  Hotel....................................         374         405            749         838
  Retail and other.........................         412         523            869       1,120
  Selling, general and administrative......       8,024       8,148         16,249      15,973
  Depreciation and amortization............       2,165       2,110          4,400       4,211
  Development costs........................          73          34            120          73
                                               ---------   ---------      ---------   ---------
    Total operating costs and expenses.....      31,417      31,986         63,137      63,705
                                               ---------   ---------      ---------   ---------
OPERATING INCOME...........................         538         775          2,199       2,157
                                               ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................          61         352            114         625
  Interest expense (contractual interest of
    $3,873 and $7,715 for the three and six
    month periods ending August 31, 2002)..      (1,762)     (3,726)        (5,603)     (7,539)
  Reorganization items, net................        (469)       (167)          (687)       (217)
  Gain (loss) on disposal of property
    and equipment..........................         --          777            (23)        787
                                               ---------   ---------      ---------   ---------
    Total other expense....................      (2,170)     (2,764)        (6,199)     (6,344)
                                               ---------   ---------      ---------   ---------
LOSS BEFORE MINORITY INTEREST..............      (1,632)     (1,989)        (4,000)     (4,187)
Minority interest..........................         324         307            639         595
                                               ---------   ---------      ---------   ---------

NET LOSS...................................    $ (1,956)   $ (2,296)      $ (4,639)   $ (4,782)
                                               =========   =========      =========   =========


Basic and diluted net loss per share
   from continuing operations..............    $  (0.39)   $  (0.46)      $  (0.92)   $  (0.95)
                                               =========   =========      =========   =========

Weighted average common and dilutive
 potential shares outstanding..............       5,033       5,033          5,033       5,033
                                               =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTOR IN POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                              (in thousands)

                                                   Six Months Ended August 31,
                                                         2002        2001
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $  4,328    $ (2,504)
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........      (2,946)     (2,795)
  Maturity of short-term investments..............          63       5,438
  Purchase of short-term investments..............         --         (275)
  Payment of minority interest....................         (68)        --
  Change in restricted cash.......................         499         879
  Proceeds from sales of property and equipment...           7       1,696
  Proceeds from installment sale..................         --          624
                                                      ---------   ---------
      Net cash provided by (used in)
        investing activities......................      (2,445)      5,567
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................        (105)     (1,958)
  Payments on capital lease obligation............         --           (1)
                                                      ---------   ---------
      Net cash used in financing activities.......        (105)     (1,959)
                                                      ---------   ---------
Net increase in cash and cash equivalents.........       1,778       1,104
Cash and cash equivalents at beginning of period..      10,110       8,559
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 11,888    $  9,663
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $     82    $  6,267
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $    --     $      2
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTOR IN POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share data and unless otherwise stated)

1.  Bankruptcy Proceedings

  On June 20, 2002, President Casinos, Inc. together with its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Bankruptcy Court"). Subsequently, on July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Bankruptcy Court. As used herein, the term "Company" refers to President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by the Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows.

  The Company and its subsidiaries each continue in possession and use of their assets as debtors in possession. The Company and its subsidiaries have filed a motion for the administrative consolidation of their Chapter 11 cases under the Company's case. To date, the Bankruptcy Court has not ruled on the motion.

  The Bankruptcy Court established October 21, 2002 as the "bar date" as of which all claimants are required to submit and characterize claims against the Company. The amount of the claims filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

  The consummation of a plan or plans of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Company has the exclusive right for 120 days from the filing date to file a Plan, and for 180 days from the filing date to solicit and receive the votes necessary to confirm a Plan. Both of these exclusivity periods may be further extended by the Bankruptcy Court for cause. If the Company fails to file a Plan during the exclusive solicitation period, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Company. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

  It is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Court, the outcome of the bankruptcy proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Since the filing date, the Company has operated in the ordinary course of business. Management is in the process of evaluating their operations as part of the development of a Plan. During the pendency of the Chapter 11 Filings, the Company may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Chapter 11 Filings will unfavorably affect the Company's results of operations. In addition, under the priority scheme established by the Bankruptcy Code, most, if not all, post-petition liabilities must be satisfied before most other creditors or interest holders, including stockholders, can receive any distribution on account of such claim or interest.

  President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, is in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continues in possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the Bankruptcy Court which allows PBLLC use of its cash collateral. On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. The Bankruptcy Court has recently been presented with a Restructuring Term Sheet, which includes revised terms from the plan of reorganization filed October 16, 2001, representing an agreement in principal between PBLLC and the lender, its only secured creditor. The Restructuring Term Sheet provides, among other things, that (i) the maturity date for PBLLC's debt to the lender shall be extended to the earlier of 30 months after the effective date of the reorganization plan or June 1, 2005, (ii) reduction of the various LIBOR-based variable interest rates for the indebtedness, including a reduction in the interest rate floor from 8.75% to 7.75% prior to maturity, (iii) discounts for the possible early retirement of debt, and
(iv) certain waivers by PBLLC of its right to seek further bankruptcy relief. On September 30, 2002, the Court requested that an amended disclosure statement be filed as well as an amended plan of reorganization. It further requested that notice be given to all creditors, parties and other entities including most of the Company's subsidiaries. The Company is reviewing this matter and will proceed in an appropriate manner. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern. See "Note 7. Commitments and Contingent Liabilities."

  As part of the Company's and its subsidiaries' Chapter 11 reorganization process, the Company will attempt to notify all known or potential creditors of the filing for the purpose of identifying all pre-petition claims. In the Company's Chapter 11 case, substantially all of the Company's liabilities as of the filing date are subject to adjustment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in- possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items.

  The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of August 31, 2002, the outstanding principal consists of $56,250 of Senior Exchange Notes and $18,750 of Secured Notes.

  As of August 31, 2002, the Company had $11,888 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

2.  Basis of Presentation

  The consolidated financial statements include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest and in which an entity wholly- owned by the Chairman of the Board of the Company owns a Class B Unit and has preferred rights to certain cash flows. All material intercompany balances and transactions have been eliminated.

  The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of these uncertainties.

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

  The accompanying unaudited consolidated balance sheet as of August 31, 2002, segregates liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filings and proceedings which are required to be expensed as incurred.

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

3.  Nature of Operations

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. PBLLC, in which BHI has a Class A ownership interest, owns approximately 260 acres in Biloxi, Mississippi, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater," two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). BHI is a wholly-owned subsidiary of the Company. Prior to July 2001, the Company also operated two non-gaming dinner cruise, excursion and sightseeing vessels in St. Louis near the base of the Gateway Arch. The assets of the non-gaming cruise operations were sold July 17, 2001.
See "Note 4.  Property and Equipment."

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

5.  Current Portion of Long-Term Debt

  As of August 31, 2002, all of the Company's long-term debt, except the Broadwater note, were classified as liabilities subject to compromise. See "Note 6. Liabilities Subject to Compromise and Reorganization Items." Long-term debt payable, all of which was classified as current liabilities as of February 28, 2002, are summarized as follows:

                                                             Aug. 30         Feb. 28,
                                                              2002             2002
                                                             -------          ------

          Senior Exchange Notes, 13%......................   $    --         $ 56,250
          Secured Notes, 12%,.............................        --           18,750
          Broadwater Hotel note payable, variable
            interest rate, 12.75%.........................     30,000          30,000
          M/V "President Casino-Mississippi" term note
            payable, variable interest rate, 5.7.%........        --            2,200
                                                             ---------       ---------
             Total notes payable..........................   $ 30,000        $107,200
                                                             =========       =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries and were payable as follows: 25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG is limited in amount. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and non-refundable when the Indebtedness was due. Neither the Indebtedness nor the loan fee payments were made on the due date and the Indebtedness is in default. In accordance with the terms of the loan, effective on the default date, penalty interest of 4.0% is accrued in addition to interest at the stipulated rate on the $30,000 principal. Additionally, PBLLC has accrued, but not paid, interest on the unpaid loan fee at the stipulated rate since the date of default. PBLLC continued to make the monthly interest payments accruing on the $30,000 principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. See "Note 7. Commitments and Contingent Liabilities" regarding the Chapter 11 petition filed by PBLLC.

  M/V President Casino-Mississippi Note

  The term note payable is collateralized by the vessel M/V "President Casino- Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company continued to make the quarterly principal and interest payments on this note prior to the bankruptcy. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable. Under the terms of the term note payable, $2,100 principal became due and payable in August 2002. The bankruptcy proceedings have stayed the payments.

  Other

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

  The noteholders of the Senior Exchange Notes, the Secured Notes and the M/V President Casino-Mississippi Note were deemed by management to be undersecured and as a result, interest ceased to accrue as of June 20, 2002 with respect to the Senior Exchange Notes and Secured Notes and July 11, 2002 with respect to the M/V President Casino-Mississippi Note.

6.  Liabilities Subject to Compromise and Reorganization Items

  Liabilities subject to compromise consists of the following:

                                                                  Aug. 31,     Feb. 28,
                                                                    2002         2002
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250     $     --
              Secured Notes, 12%,.............................     18,750           --
              M/V "President Casino-Mississippi" note payable,
                variable interest rate, 5.28%.................      2,100           --
              Minority interest...............................     15,669           --
              Accrued interest................................     13,530             9
              Accounts payable and other accrued expenses.....      5,362           637
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $111,661      $    646
                                                                 =========     =========

  As of August 31, 2002, all reorganization items consist of professional fees.

7.  Commitments and Contingent Liabilities

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

  On April 19, 2001, PBLLC (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. That same day, the Bankruptcy Court authorized the Debtor's interim use of cash collateral pursuant to a Cash Collateral Stipulation and Agreement between the Debtor and its largest creditor. Subsequent orders of the Bankruptcy Court have extended the Debtor's authorized use of cash collateral indefinitely until further order of the Court. The Debtor is operating its businesses and managing its properties as a debtor-in-possession, and no trustee has been appointed in the Debtor's case. The first meeting of creditors was held on June 21, 2001, and an official committee of unsecured creditors (the "Creditors Committee") has been appointed in the case. The Bankruptcy Court fixed August 20, 2001 as the final date for creditors to file proofs of claim in the Debtor's case, except that October 16, 2001 was fixed as the final date for governmental units to file proofs of claim. The Debtor is current with the filings of its monthly operating reports in the case, with the report for June 2002 having been filed on July 15, 2002. Within its exclusive period for filing a disclosure statement and plan of reorganization as set by the Bankruptcy Court, the Debtor filed its Debtor's Plan of Reorganization on October 16, 2001 (the "Plan") and its First Amended Disclosure Statement on February 7, 2002 (the

"Disclosure Statement"). The Bankruptcy Court has recently been presented with a Restructuring Term Sheet, which includes revised terms from the plan of reorganization filed October 16, 2001, representing an agreement in principal between PBLLC and its lender, its only secured creditor. The Restructuring Term Sheet provides, among other things, that (i) the maturity date for PBLLC's debt to the lender shall be extended to the earlier of 30 months after the effective date of the reorganization plan or June 1, 2005,
(ii) reduction of the various LIBOR-based variable interest rates for the indebtedness, including a reduction in the interest rate floor from 8.75% to 7.75% prior to maturity, (iii) discounts for the possible early retirement of debt, and (iv) certain waivers by PBLLC of its right to seek further bankruptcy relief. On September 30, 2002, the Court requested that an amended disclosure statement be filed as well as an amended plan of reorganization. It further requested that notice be given to all creditors, parties and other entities including most of the company's subsidiaries. The Company is reviewing this matter and will proceed in an appropriate manner. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  --Poulos, McElmore and Shreier, et al. v. Caesar's
      World, Inc. et al. Lititgation

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight (38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional, defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants have opposed it. On June 21, 2002 the Court entered an order denying class certification, and the plaintiffs have appealed this order to the 9th Circuit Court of Appeals. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

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

  On October 19, 2001, Southern Gaming filed suit in the United States District for Middle District of Florida seeking damages in connection with the charter of the "Surfside Princess." Subsequently this proceeding was consolidated with the prior proceeding involving Southern Gaming. Other suits and claims exist with respect to the vessel. While the Company currently believes it will ultimately recover the vessel, it has not done so at this time. It is not possible to predict when the Company will recover the vessel and be able to use or charter it.

  The Company has also filed an action in the United States District Court for the Eastern District of Missouri against the principals of Southern Gaming who guaranteed the payment of amounts under the charter agreement that were or could become liens against the vessel. The Company has served a motion for summary judgment which is in the briefing stage. The case is set for trial in March 2003.

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

Missouri Gaming Commission

  On May 1, 2001, the Missouri Gaming Commission issued a preliminary order of discipline in DC-01-004 - DC-01-012 proposing that the Company be assessed administrative penalties totaling $129 for numerous alleged violations of internal gaming control standards and one alleged violation of making political contributions prohibited by an ordinance of the City of St. Louis. None of the alleged violations of internal control standards involved any loss of funds or affect the integrity of gaming. In August 2002, the Company settled the alleged internal control standard violations for $55. The Company continues to contest the proposed discipline for the alleged violation of making political contributions prohibited by an ordinance of the City of St. Louis. Management anticipates that this matter will be resolved with no material impact on its financial position.

8.  Segment Information

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

                                                    Three Months              Six Months
                                                  Ended August 31,          Ended August 31,
                                                   2002      2001            2002      2001
                                                  ------    ------          ------    ------

   OPERATING REVENUES:
    St. Louis Properties...................      $ 18,612  $ 19,588        $ 38,507  $ 39,683
    Biloxi Properties......................        13,343    13,173          26,829    26,179
                                                 --------- ---------       --------- ---------
      Net operating revenues...............      $ 31,955  $ 32,761        $ 65,336  $ 65,862
                                                 ========= =========       ========= =========

                                                    Three Months              Six Months
                                                   Ended August 31,         Ended August 31,
                                                   2002       2001          2002       2001
                                                  ------     ------        ------     ------

    EBITDA (before corporate, development
      and impairment expenses and gain/loss
      on sale of property and equipment):
    St. Louis Properties...................      $  2,275   $  2,540      $  5,743   $  5,494
    Biloxi Properties......................         1,950      1,454         3,838      3,019
                                                 ---------  ---------     ---------  ---------
     Gaming and ancillary operations.......         4,225      3,994         9,581      8,513
    Leasing Operation......................          (309)       (91)         (711)      (196)
                                                 ---------  ---------     ---------  ---------
      Operations EBITDA....................         3,916      3,903         8,870      8,317

    OTHER COSTS AND EXPENSES:
    Corporate expense......................         1,140        984         2,151      1,876
    Development expense....................            73         34           120         73
    Depreciation and amortization..........         2,165      2,110         4,400      4,211
                                                 ---------  ---------     ---------  ---------
      Total other costs and expenses.......         3,378      3,128         6,671      6,160
                                                 ---------  ---------     ---------  ---------
    OPERATING INCOME (LOSS)................           538        775         2,199      2,157
                                                 ---------  ---------     ---------  ---------
    OTHER INCOME (EXPENSE):
    Interest expense, net..................        (1,701)    (3,374)       (5,489)    (6,914)
    Gain/(loss) on sale of assets..........           --         777           (23)       787
    Reorganization costs...................          (469)      (167)         (687)      (217)
                                                 ---------  ---------     ---------  ---------
      Total other expense..................        (2,170)    (2,764)       (6,199)    (6,344)
                                                 ---------  ---------     ---------  ---------
    LOSS BEFORE MINORITY INTEREST..........        (1,632)    (1,989)       (4,000)    (4,187)
    Minority interest......................           324        307           639        595
                                                 ---------  ---------     ---------  ---------

    NET LOSS...............................      $ (1,956)  $ (2,296)     $ (4,639)  $ (4,782)
                                                 =========  =========     =========  =========

                                     14

  A summary of assets by segment, is as follows:

                                                          Aug. 31,    Feb. 28,
                                                            2002        2002
                                                           ------      ------

               St. Louis operations....................   $ 47,073    $ 46,281
               Biloxi operations.......................     63,692      61,623
                                                          ---------   ---------
                 Gaming and ancillary operations.......    110,765     107,904
               Leasing operations......................      3,710       4,001
                                                          ---------   ---------
                 Operations' assets....................    114,475     111,905
               Corporate assets........................      4,367       3,626
               Development assets......................      3,262       3,238
               Davenport assets........................        246       1,681
                                                          ---------   ---------
                   Total assets........................   $122,350    $120,450
                                                          =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                        Aug. 31,    Feb. 28,
                                                          2002        2002
                                                         ------      ------

            Property and Equipment:
              St. Louis Properties..................   $ 37,920    $ 38,534
              Biloxi Properties.....................     52,219      52,812
                                                       ---------   ---------
                Gaming and ancillary operations.....     90,139      91,346
              Leasing Operations....................      3,708       4,000
                                                       ---------   ---------
                Operations Assets...................     93,847      95,346
              Corporate Assets......................         17          23
              Development Assets....................      3,259       3,238
                                                       ---------   ---------
                Net Property and Equipment..........   $ 97,123    $ 98,607
                                                       =========   =========

                                                      Six Months Ended Aug. 31,
                                                          2002        2001
                                                         ------      ------

            Additions to Property and Equipment:
              St. Louis Properties..................   $  2,324    $  1,232
              Biloxi Properties.....................        601       1,546
                                                       ---------   ---------
                 Gaming and ancillary operations....      2,925       2,778
              Leasing Operations....................        --          --
                                                       ---------   ---------
                Operations Assets...................      2,925       2,778
              Corporate Assets......................        --            5
              Development Assets....................         21          14
                                                       ---------   ---------
                                                        $ 2,946    $  2,797
                                                       =========   =========

  Included in additions to property and equipment is $2 of assets acquired in exchange for debt for the six-month period ended August 31, 2001.

9.  Guarantee of City Obligation

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of August 31, 2002, the Company's guarantee was of $1,023.

10.  Insurance Risk

  The Company was partially self-insured for employee health and workers compensation claims and third party liability costs through April 1999. Effective May 1999, the Company became fully insured for workers compensation claims. The Company continues to be partially self-insured for third party liability claims and certain employee health claims. The self-insurance claim liability is based on claims reported and claims incurred but not reported using the Company's historic experience with such matters.

  The Company does carry "Business Interruption" insurance, but due to the current insurance market, the current policy does not cover interruption from either windstorm or flood.

  As of October 10, 2002, insurance on the M/V "Surfside Princess" lapsed. The Company applied to the Bankruptcy Court to fund President Riverboat Casino-New York, Inc., the owner of the vessel, for the cost of the insurance. The Bankruptcy Court has denied the request.

11.  Subsequent Events

  On September 25, 2002, all Mississippi Gulf Coast casinos, including the Company's Biloxi casino, were temporarily closed at 10:00 a.m. by the Mississippi Gaming Commission in anticipation of Tropical Storm Isidore. The Company's casino reopened on September 27, 2002 at 5:00 a.m.

  On October 2, 2002, all Mississippi Gulf Coast casinos, including the Company's Biloxi casino, were temporarily closed at 10:00 p.m. by the Mississippi Gaming Commission in anticipation of Hurricane Lili. The Company's casino reopened on October 3, 2002 at 3:00 p.m.

  The Company's Biloxi hotel operations remained open during both periods.

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

  President Casinos, Inc., President Riverboat Casino-Missouri, Inc., The President Riverboat Casino-Mississippi, Inc., President Broadwater Hotel, LLC,

Broadwater Hotel, Inc., President Riverboat Casino-New York, Inc., PRC Management, Inc., PRC Holdings Corporation, TCG/Blackhawk, Inc. and Vegas Vegas, Inc. have each filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See "Note 1. Bankruptcy Proceedings" of the Notes to Condensed Consolidated Financial Statements included in Part I of this report.

  The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations and sustain its operations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75.0 million 13.0% Senior Exchange Notes (the "Senior Exchange Notes") and the $25.0 million 12% Secured Notes (the "Secured Notes" and collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and its interest payment due March 15, 2002, on its Senior and Secured Notes. As of September 31, 2002, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

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

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest, is in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the Bankruptcy Court which allows PBLLC use of its cash collateral. On October 16, 2001, PBLLC filed a Debtors' Plan of Reorganization (the "Plan") which was designed to permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. The Bankruptcy Court has recently been presented with a Restructuring Term Sheet, which includes revised terms from the plan of reorganization filed October 16, 2001, representing an agreement in principal between PBLLC and its lender, its only secured creditor. The Restructuring Term Sheet provides, among other things, that (i) the maturity date for PBLLC's debt to the lender shall be extended to the earlier of 30 months after the effective date of the reorganization plan or June 1, 2005,
(ii) reduction of the various LIBOR-based variable interest rates for the indebtedness, including a reduction in the interest rate floor from 8.75% to 7.75% prior to maturity, (iii) discounts for the possible early retirement of debt, and (iv) certain waivers by PBLLC of its right to seek further bankruptcy relief. On September 30, 2002, the Court requested that an amended disclosure statement be filed as well as an amended plan of reorganization. It further requested that notice be given to all creditors, parties and other entities including most of the company's subsidiaries. The Company is reviewing this matter and will proceed in an appropriate manner.

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

  --Regulatory Matters

  Missouri regulations limit the loss per "simulated" cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two- hour gaming session to $500 (the "loss limit"). The company that operates adjacent casinos is able to offer guests who reach the two-hour loss limit the ability to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players. Additionally, their guests are not burdened with the administrative requirements related to the loss limits, which includes the presentation of government issued identification. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operations.

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

  On September 25, 2002, all Mississippi Gulf Coast casinos, including the Company's Biloxi casino, were temporarily closed at 10:00 a.m. by the Mississippi Gaming Commission in anticipation of Tropical Storm Isidore. The Company's Biloxi casino reopened on September 27, 2002 at 5:00 a.m. On October 2, 2002, all Mississippi Gulf Coast casinos, including the Company's Biloxi casino, were temporarily closed at 10:00 p.m. by the Mississippi Gaming Commission in anticipation of Hurricane Lili. The Company's Biloxi casino reopened on October 3, 2002 at 3:00 p.m. The Company's Biloxi hotel operations remained open during both periods.

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

  In January 1999, the Company received the permit from the Mississippi Department of Marine Resources (the "DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers (the "Corps") and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Final Environmental Impact Statement ("EIS"). The Draft EIS has been completed, notice of which was posted in the Federal Register in June 2000 for public comment. The comment period has been closed and the Company is currently working with the Corps to resolve the comments in order to facilitate the completion of the Final EIS. The comment period has been closed and the Company has worked with the Corps to revise the plan in order to resolve the comments and to facilitate the completion of the Final EIS. The current permit application to the Corps was cancelled on June 10, 2002 pending re-submission of a revised project design that reflects the changes resulting from the Company's work with the Corps. The cancellation is an administrative measure which will allow the Corps to remove the application from the Corps' pending action list, and should not affect future evaluation of the permit request. The Company anticipates submitting a revised plan. At that time, a new application number will be assigned, and the evaluation of the permit request will resume.

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

Results of Operations

  The results of operations for the three-month and six-month periods ended August 31, 2002 and 2001 include the gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the non-gaming operations in St. Louis (Gateway Riverboat Cruises) through the date of sale. The assets of Gateway Riverboat Cruises ("Gateway") were sold July 17, 2001.

  The following table highlights the results of the Company's operations.

                                    Three Months            Six Months
                                   Ended August 31,       Ended August 31,
                                    2002      2001         2002      2001
                                   ------    ------       ------    ------
                                                 (in millions)

St. Louis, Missouri Operations
  Operating revenues               $ 18.6    $ 19.6       $ 38.5    $ 39.7
  Operating income                    0.8       1.1          2.8       2.6

Biloxi, Mississippi Operations
  Operating revenues               $ 13.3    $ 13.2       $ 26.8    $ 26.2
  Operating income                    1.4       0.8          2.7       1.7

Corporate Leasing Operations
  Operating revenues               $  --     $  --        $  --     $  --
  Operating loss                     (0.5)     (0.1)        (1.0)     (0.2)

Corporate Administrative and
  Development operating loss       $ (1.2)   $ (1.0)      $ (2.3)   $ (1.9)

  The following table highlights cash flows of the Company's operations.

                                             Six Months
                                           Ended August 31,
                                           2002      2001
                                          ------    ------
                                            (in millions)

Cash flows provided by (used in)
  operating activities                     $ 4.3   $ (2.5)
Cash flows provided by (used in)
  investing activities                      (2.4)     5.6
Cash flows used in
  financing activities                      (0.1)    (2.0)
Cash paid for interest                       0.1      6.3

  The following table highlights certain supplemental measures of the Company's financial performance.

                                    Three Months            Six Months
                                   Ended August 31,       Ended August 31,
                                    2002     2001          2002     2001
                                   ------   ------        ------   ------
                                            (dollars in millions)
St. Louis, Missouri Operations
  EBITDA *                        $  2.3    $  2.5       $  5.8    $  5.5
  EBITDA margin                     12.4%     12.8%        14.8%     13.9%

Biloxi, Mississippi Operations
  EBITDA *                        $  1.9    $  1.5       $  3.8    $  3.0

  EBITDA margin                     14.3%     11.4%        14.2%     11.5%

Corporate Leasing Operations
  EBITDA *                        $ (0.3)   $ (0.1)      $ (0.7)   $ (0.2)

Corporate Administrative and
  Development EBITDA *            $ (1.2)   $ (1.0)      $ (2.3)   $ (1.9)

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

Three-Month Period Ended August 31, 2002 Compared to the Three-Month Period Ended August 31, 2001

  Operating revenues. The Company generated consolidated operating revenues of $32.0 million during the three-month period ended August 31, 2002 compared to $32.8 million during the three-month period ended August 31, 2001. The St. Louis combined operations experienced a decrease in revenue of $1.0 million and the Biloxi combined operations experienced an increase in revenue of $0.2 million.

  Gaming revenues from the Company's St. Louis operations decreased $0.5 million, or 4.3%, during the three-month period ended August 31, 2002, compared to the same period of the prior year. The decrease in gaming revenue was primarily attributable to increased competition resulting from expansion by a competitor in the St. Louis in the St. Louis market and initial customer apprehension following the Company's bankruptcy filing. The St. Louis operations have experienced a decrease in market share to approximately 9.12% from approximately 9.83% during the same three-month period of the prior year. Management believes the decrease is primarily due to negative public relations caused by the bankruptcy filing and increased competition from the expansion of a local competitor. Gaming revenues at the Company's Biloxi operations increased $0.2 million, or 1.7%, during the three-month period ended August 31, 2002 compared to the three-month period ended August 31, 2001, primarily as a result of increased volume.

  The Company's revenues from food and beverage were $3.5 million during the three-month period ended August 31, 2002, compared to $3.8 million during the three-month period ended August 31, 2001. Excluding the Company's former non- gaming cruise operations, the revenues from food and beverage were $3.5 million during both three-month periods.

  The Company's revenues from hotel, retail and other were $2.9 million during both three-month periods ended August 31, 2002 and 2001. Excluding the former non-gaming cruise operations, the Company's revenues from hotel, retail and other were $2.7 million during the three-month period ended August 31, 2001. The increase was primarily attributable to an increase of hotel revenue of approximately $0.3 million as a result of an increase in hotel promotions offered by the casino.

  Promotional allowances were $5.7 million during the three-month period ended August 31, 2002, compared to $5.4 million during the three-month period ended August 31, 2001. Promotional allowances in St. Louis decreased $0.1 million and Biloxi increased approximately $0.4 million. In St. Louis, the decrease is primarily the result of a decrease in volume in the buffet due to its being temporarily closed for two weeks in July for remodeling. In Biloxi, promotional allowances increased primarily as a result of responding to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $18.1 million during the three-month period ended August 31, 2002 compared to $18.3 million during the three-month period ended August 31, 2001. The decrease in gaming costs was primarily attributable to a $0.2 million decrease in gaming costs in St. Louis as a result of a $0.3 million decrease in gaming and admissions taxes resulting from decreased gaming revenues, offset by a $0.2 million increase in payroll and benefit costs. As a percentage of gaming revenues, gaming costs decreased to 57.6% during the three-month period ended August 31, 2002 from 57.9% during the three-month period ended August 31, 2001.

  The Company's consolidated food and beverage expenses were $2.3 million during the three-month period ended August 31, 2002, compared to $2.5 million during the three-month period ended August 31, 2001. Excluding the Company's former non-gaming cruise operations, the Company's consolidated food and beverage expenses were $2.3 million during both three-month periods ended August 31, 2002 and 2001.

  The Company's consolidated hotel, retail and other expenses were $0.8 million during the three-month period ended August 31, 2002, compared to $0.9 million during the three-month period ended August 31, 2001. Excluding the Company's former non-gaming cruise operations, the Company's consolidated hotel, retail and other expenses were $0.8 million during both three-month periods ended August 31, 2002 and 2001.

  The Company's consolidated selling, general and administrative expenses were $8.0 million during the three-month period ended August 31, 2002, compared to $8.1 million during the three-month period ended August 31, 2001. Selling, general and administrative expenses at the St. Louis casino operations decreased $0.3 million primarily as a result of a decrease in payroll and payroll benefit expenses and a decrease of other expenses related to decreased revenues. The Biloxi operations experienced a decrease in selling, general and administrative expenses of $0.2 million, primarily due to decreases in repairs and maintenance expense, insurance and utilities. These decreases were partially offset by increases of $0.2 million in corporate overhead and $0.2 million in leasing operations. Corporate overhead increased primarily as a result of a severance agreement with a former executive. The leasing operations increase was the result of the termination of an installment sale agreement on the "Surfside Princess," executed on March 29, 2001 and terminated in October 2001.

  Depreciation and amortization expenses were $2.2 million for the three-month period ended August 31, 2002, compared to $2.1 million for the three-month period ended August 31, 2001.

  Operating income. As a result of the foregoing items, the Company had operating income of $0.5 million for the three-month period ended August 31, 2002, compared to operating income of $0.8 million for the three-month period ended August 31, 2001.

  Interest expense, net. The Company incurred net interest expense of $1.7 million during the three-month period ended August 31, 2002, compared to $3.4 million during the three-month period ended August 31, 2001. The decrease is the result of $2.1 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date thereof.

  Reorganization items. The Company incurred reorganization costs of $0.5 million during the three-month period ended August 31, 2002, compared to $0.2 million during the three-month period ended August 31, 2001. On April 19, 2001, PBLLC filed a voluntary bankruptcy petition for bankruptcy and began incurring costs associated with its reorganization. On June 20, 2002, the Company's parent company and PRC-Missouri filed voluntary petitions and in July 2002, substantially all of the Company's other operating subsidiaries filed voluntary petitions. Costs associated with the reorganizations consist of professional fees.

  Gain (loss) on disposal of property and equipment. The Company recorded a gain on disposal of assets of $0.8 million during the three-month period ended August 31, 2001, primarily as a result of the sale of the assets of the Company's former non-gaming cruise operations, with no comparable sale during the three-month period ended August 31, 2002.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for both three-month periods ended August 31, 2002 and August 31, 2001.

  Net loss. The Company incurred a net loss of $2.0 million during the three- month period ended August 31, 2002, compared to a net loss of $2.3 million during the three-month period ended August 31, 2001.

Six-Month Period Ended August 31, 2002 Compared to the Six-Month Period Ended August 31, 2001

  Operating revenues. The Company generated net consolidated operating revenues of $65.3 million during the six-month period ended August 31, 2002 compared to $65.9 million during the six-month period ended August 31, 2001. Excluding the Company's former non-gaming cruise operations, operating revenues were $65.1 million during the six-month period ended August 31, 2001. St. Louis casino operations contributed a decrease in operating revenues of $0.4 million, offset by an increase in operating revenues of $0.6 million in Biloxi.

  Gaming revenues from the Company's St. Louis casino operations decreased $0.1 million during the six-month period ended August 31, 2002, compared to the six-month period ended August 31, 2001. The St. Louis operations were temporarily suspended from May 13, 2002 to May 20, 2002, due to flood conditions on the Mississippi River. However, the seven days of lost revenues from flooding were partially offset by the overall increases in revenues. The key reasons for the increased St. Louis revenues include an increase in downtown sporting events and the resulting influx of tourists, a change in the mix of slot machines to table games and increased promotions during the six- month period ended August 31, 2002. During the two months prior to the flood, the Company had captured 77% of the 5.7% market growth. Gaming revenues at the Company's Biloxi operations increased $0.8 million during the six-month period ended August 31, 2002 compared to the prior year period primarily as a result of increased volume resulting from successful promotional campaigns.

  The Company's revenues from food and beverage were $7.0 million during the six-month period ended August 31, 2002, compared to $7.4 million during the six-month period ended August 31, 2001. Excluding the Company's former non-gaming cruise operations, the Company's revenues from food and beverage were $7.1 million during the six-month period ended August 31, 2001.

  The Company's revenues from hotel, retail and other were $5.8 million during the six-month period ended August 31, 2002, compared to $6.0 million during the six-month period ended August 31, 2001. Excluding the Company's former non-gaming cruise operations, the Company's revenues from hotel, retail and other were $5.6 million during the six-month period ended August 31, 2001.

  Promotional allowances were $11.4 million during the six-month period ended August 31, 2002, compared to $10.8 million during the six-month period ended August 31, 2001. Promotional allowances in St. Louis decreased $0.2 million and Biloxi increased $0.8 million. In St. Louis, the decrease is primarily the result of the casino being temporarily closed for seven days due to flooding on the Mississippi. In Biloxi, promotional allowances increased primarily as a result of responding to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $36.1 million during the six-month period ended August 31, 2002, compared to $36.5 million during the six-month period ended August 31, 2001.

  The Company's consolidated food and beverage expenses were $4.6 million during the six-month period ended August 31, 2002, compared to $5.0 million during the six-month period ended August 31, 2001. Excluding the Company's former non-gaming cruise operations, food and beverage expenses were $4.8 million for the six-month period ending August 31, 2001, a decrease of 4.2%.

  The Company's consolidated hotel, retail and other expenses were $1.6 million during the six-month period ended August 31, 2002, compared to $2.0 million during the six-month period ended August 31, 2001. Excluding the Company's former non-gaming cruise operations, hotel, retail and other expenses were $1.7 million during the six-month period ended August 31, 2001.

  The Company's consolidated selling, general and administrative expenses were $16.3 million during the six-month period ended August 31, 2002, compared to $16.0 million during the six-month period ended August 31, 2001. Excluding the Company's former non-gaming cruise operations, selling, general and administrative expenses were $15.8 million during the six-month period ended August 31, 2001. The Company's St. Louis casino operations experienced a decrease of $0.4 million in selling, general and administrative expense primarily due to a decrease in advertising expense resulting from prior year promotions relating to the new location of the "Admiral," and a decrease in valet and parking expense. The Company's Biloxi operations had an increase of $0.1 million primarily as the result of primarily as a result of aggressive hotel promotions. The Company's leasing operation experienced a $0.5 million increase in selling, general and administrative expenses as a result of the termination of the installment sale agreement for the "Surfside Princess" and a $0.3 million increase in corporate overhead primarily related to a severance agreement with a former executive.

  Depreciation and amortization expense was $4.4 million during the six-month period ended August 31, 2002, compared to $4.2 million during the six-month period ended August 31, 2001, an increase of $0.2 million. The leasing operations ceased depreciating assets as of August 31, 2000 based on management's decision to sell the assets and resumed depreciation in March of fiscal 2003. The leasing operations contributed depreciation expense of $0.3 million for the six-month period ended August 31, 2002.

  Operating (loss) income. As a result of the foregoing items, the Company had operating income of $2.2 million during both six-month periods ended August 31, 2002 and 2001.

  Interest expense, net. The Company incurred net interest expense of $5.5 million during the six-month period ended August 31, 2002, compared to $6.9 million during the six-month period ended August 31, 2001. The decrease is the result of $2.1 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date thereof.

  Restructuring costs. The Company incurred restructuring costs of $0.7 million during the six-month period ended August 31, 2002, compared to $0.2 million during the six-month period ended August 31, 2001. On April 19, 2001, PBLLC filed a voluntary bankruptcy petition for bankruptcy and began incurring costs associated with its reorganization. On June 20, 2002, the Company's parent company and PRC-Missouri filed voluntary petitions and in July 2002, substantially all of the Company's other operating subsidiaries filed voluntary petitions. Costs associated with the reorganizations consist of professional fees.

  Gain (loss) on disposal of property and equipment. The Company recorded a gain on disposal of assets of $0.8 million for the six-month period ended August 31, 2001, primarily as a result of the sale of the assets of the Company's former non-gaming cruise operations, with no comparable sale during the six-month period ended August 31, 2002.

  Minority interest expense. The Company incurred $0.6 million minority interest expense during both six-month periods ended August 31, 2002 and August 31, 2001.

  Net loss. The Company incurred a net loss of $4.6 million during the six-month period ended August 31, 2002, compared to a net loss of $4.8 million during the six-month period ended August 31, 2001.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer used in the Company's casino operations.

  As discussed above, the Company and its subsidiaries are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, management believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

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

  The Company was unable to make the principal and interest payments due September 15, 2001 and the interest payment due March 15, 2002, on its Senior and Secured Notes. As of August 31, 2002, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

   The Company requires approximately $6.5 million of cash on hand to fund daily operations. As of August 31, 2002, the Company had $5.4 million of non- restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. The debt obligations will be stayed during the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $6.4 million in restricted cash as of August 31, 2002. Of that amount, $4.7 million relates to the Broadwater Property. Prior to the PBLLC filing for reorganization under Chapter 11, PBLLC deposited revenues into lockboxes that were controlled by its lender. Expenditures from the lockboxes were limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by its loan agreement. The lender continues to control the capital improvements lockbox. PBLLC currently operates under a cash collateral stipulation and agreement, which allows PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement. Revenues of PBLLC include the operations of the hotels and golf course and $3.2 million annually of proceeds from rental of the Biloxi casino's mooring site. Pursuant to the bankruptcy reorganization plan submitted by PBLLC, the Company will be obligated to loan to PBLLC certain amounts necessary to make payments under the Plan. The Company had $1.7 million restricted for payment as a partial redemption of its obligation under PBLLC's plan of reorganization.

  The Company had $0.7 million in restricted short-term investments as of August 31, 2002, consisting of certificates of deposit guaranteeing certain performance obligations of the Company.

  The Company generated $4.3 million of cash from operating activities during the three-month period ending August 31, 2002.

  Investing activities of the Company used $2.4 million of cash during the six-month period ending August 31, 2002. The Company expended $2.9 million on gaming equipment and capital improvements, of which approximately $2.3 million and $0.6 million was expended in St. Louis and Biloxi, respectively.

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

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30.0 million from a third party lender, evidenced by a non- recourse promissory note (the "Indebtedness"). Except as set forth in the promissory note and related security and guarantee documents, PBLLC's obligations under the Indebtedness are nonrecourse and are secured by the Broadwater Property, its improvements and leases thereon. The Indebtedness bears interest at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and non-refundable when the Indebtedness became due. As of the default date, the PBLLC is accruing, but has not paid, interest on the unpaid loan fee at the stipulated rate. PBLLC continued to make the monthly interest payments accruing on the $30.0 million principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. The Bankruptcy Court has recently been presented with a Restructuring Term Sheet representing an agreement in principal between PBLLC and its lender, its only secured creditor. On September 30, 2002, the Court requested that an amended disclosure statement be filed as well as an amended plan of reorganization. It further requested that notice be given to all creditors, parties and other entities including most of the Company's subsidiaries. The Company is reviewing this matter and will proceed in an appropriate manner.

  The term note payable is collateralized by the vessel M/V "President Casino- Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company continued to make the quarterly principal and interest payments related to this note prior to the bankruptcy filing on July 10, 2002. No action has been taken by the lender to accelerate the note and declare the unpaid principal due and payable. Payments have been stayed by the bankruptcy proceeding.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of August 31, 2002, the Company had $114.1 million of debt, including a loan fee of $7.0 million associated with the $30.0 million note related to the

Broadwater Property. Of this amount $75.0 million bears contractual interest at fixed rates and is classified as liabilities subject to compromise. The remaining $39.1 million bears contractual interest at variable rates. Of this amount, $2.1 million is classified as liabilities subject to compromise. The $30.0 million Broadwater Property note payable and associated $7.0 million loan fee bear interest at a stipulated variable rate at the greater of (i) 8.75% or (ii) 4.0% plus the LIBOR 30-day rate. The M/V "President Casino- Mississippi" note payable of $2.1 million bears interest at 2.0% over the prime rate of J.P. Morgan Chase & Company. As of August 31, 2002, the average interest rate applicable to the debt carrying variable rates was 11.63%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of August 31, 2002, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

  Although the Company manages its short-term cash assets to maximize return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes and the Company is not exposed to foreign currency exchange risks or commodity price risks in its transactions.

Item 4.  Controls and Procedures

  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the United States Securities and Exchange Commission.

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

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

  Additionally, PBLLC did not pay the $30.0 million note and the associated $7.0 million loan fee due July 22, 2000, related to the Broadwater Property. PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. PBLLC continued to make the monthly interest payments related to the $30.0 million note through April 19, 2001, at which time the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. In order to be in compliance with accounting principles generally accepted in the United States of America, PBLLC continues to accrue interest under the terms of the Indebtedness. Management believes that actual interest and penalties that will be determined by the bankruptcy judge may be an amount less than that being accrued. Total accrued arrearage as of October 15, 2002, is $37.0 million of principal and $8.1 million of interest and fees.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             See Exhibit Index.

        (b)  Reports on Form 8-K

             On June 21, 2002, the Company filed a Current Report on Form 8-K dated June 20, 2002, reporting under Item 3 that the Company and its wholly-owned subsidiary, President Riverboat Casino- Missouri, Inc. filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Mississippi.

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

                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: October 15, 2002                      /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                                CERTIFICATION

I, John E. Connelly, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of President
     Casinos, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002             /s/ John E. Connelly
                                   -------------------------------------------
                                    John E. Connelly
                                    Chief Executive Officer of
                                    President Casinos, Inc.

                                CERTIFICATION

I, Ralph J. Vaclavik, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of President
     Casinos, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002             /s/ Ralph J. Vaclavik
                                   -------------------------------------------
                                    Ralph J. Vaclavik
                                    Chief Financial Officer of
                                    President Casinos, Inc.

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   10.1 Employment Agreement effective the 1st day of March, 2002 by and between President Casinos, Inc. and Ralph J. Vaclavik.
   99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes- Oxley Act of 2002.
   99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes- Oxley Act of 2002.

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