Form 10-Q
period 2002-11-30
PRESIDENT CASINOS INC
filed 2003-01-14
CIK 888507

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

              For the quarterly period ended November 30, 2002

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of January 14, 2003.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 28, 2002.............................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three and Nine Months Ended November 30, 2002 and 2001......2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 2002 and 2001................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................17

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....33

  Item 4.  Controls and Procedures.......................................33

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................33

  Item 2.  Changes in Securities and Use of Proceeds.....................33

  Item 3.  Defaults Upon Senior Securities...............................34

  Item 4.  Submission of Matters to a Vote of Security Holders...........34

  Item 5.  Other Information.............................................34

  Item 6.  Exhibits and Reports on Form 8-K..............................34

Signatures...............................................................35

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                                   (DEBTOR IN POSSESSION)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                           (in thousands, except per share data)

                                                                 Nov. 30,   Feb. 28,
                                                                   2002       2002
                                                                 --------   --------
         ASSETS:

         CURRENT ASSETS
          Cash and cash equivalents......................       $ 12,708   $ 10,110
          Restricted cash................................          6,643      6,942
          Restricted short-term investments..............            712        775
          Accounts receivable, net of allowance for
            doubtful accounts of $249 and $236...........            658        823
          Other current assets...........................          4,948      3,193
                                                                ---------  ---------
              Total current assets.......................         25,669     21,843
                                                                ---------  ---------
         PROPERTY AND EQUIPMENT, net of accumulated
          depreciation of $57,037 and $50,736............         96,703     98,607
                                                                ---------  ---------
                                                                $122,372   $120,450
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT:

        CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE
          Short-term debt................................       $    --    $      5
          Current maturities of long-term debt...........         30,000    107,200
          Accrued loan fee...............................          7,000      7,000
          Accounts payable...............................          1,401      2,980
          Accrued payroll and benefits...................          3,793      5,183
          Accrued interest...............................          8,709     15,558
          Other accrued expenses.........................          6,464      7,311
                                                                ---------  ---------
              Total liabilities not subject to compromise         57,367    145,237
                                                                ---------  ---------
        LIABILITIES SUBJECT TO COMPROMISE................        111,726        646
                                                                ---------  ---------
              Total liabilities..........................        169,093    145,883
                                                                ---------  ---------
        MINORITY INTEREST................................              9     15,102

        COMMITMENTS AND CONTINGENCIES....................            --         --

        STOCKHOLDERS' DEFICIT
          Preferred Stock, $.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (148,761)  (142,566)
                                                                ---------  ---------
              Total stockholders' deficit................        (46,730)   (40,535)
                                                                ---------  ---------
                                                                $122,372   $120,450
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                             PRESIDENT CASINOS, INC.
                             (DEBTOR IN POSSESSION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (in thousands, except per share data)


                                                 Three Months                 Nine Months
                                                Ended Nov. 30,               Ended Nov. 30,
                                               2002        2001             2002        2001
                                              ------      ------           ------      ------

OPERATING REVENUES:
  Gaming...................................  $ 29,323    $ 30,404         $ 93,267    $ 93,669
  Food and beverage........................     3,142       3,457           10,151      10,858
  Hotel....................................     1,272       1,194            4,743       4,184
  Retail and other.........................       992       1,374            3,344       4,409
  Less promotional allowances..............    (5,681)     (5,618)         (17,121)    (16,447)
                                             ---------   ---------        ---------   ---------
    Net operating revenues.................    29,048      30,811           94,384      96,673
                                             ---------   ---------        ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming...................................    17,161      17,914           53,288      54,409
  Food and beverage........................     2,068       2,296            6,691       7,291
  Hotel....................................       307         303            1,056       1,141
  Retail and other.........................       389         435            1,258       1,555
  Selling, general and administrative......     6,921       8,215           23,170      24,188
  Depreciation and amortization............     2,183       2,084            6,583       6,295
  Development costs........................         2         297              122         370
                                             ---------   ---------        ---------   ---------
    Total operating costs and expenses.....    29,031      31,544           92,168      95,249
                                             ---------   ---------        ---------   ---------
OPERATING INCOME (LOSS)....................        17        (733)           2,216       1,424
                                             ---------   ---------        ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense (contractual interest
    of $3,977 and $11,692 for the three
    and nine month periods ending
    November 30, 2002).....................    (1,128)     (3,691)          (6,731)    (11,230)
  Interest income..........................        44         141              158         766
  Reorganization items.....................       (68)       (113)            (755)       (330)
  Gain (loss) on sale of assets............       (77)         (1)            (100)        786
                                             ---------   ---------        ---------   ---------
    Total other income (expense)...........    (1,229)     (3,664)          (7,428)    (10,008)
                                             ---------   ---------        ---------   ---------
LOSS BEFORE MINORITY INTEREST..............    (1,212)     (4,397)          (5,212)     (8,584)
Minority interest..........................       344         313              983         908
                                             ---------   ---------        ---------   ---------

NET LOSS...................................  $ (1,556)   $ (4,710)        $ (6,195)   $ (9,492)
                                             =========   =========        =========   =========

Basic and diluted net loss per share.......  $  (0.31)   $  (0.94)        $  (1.23)   $  (1.89)
                                             =========   =========        =========   =========

Weighted average common and dilutive
  potential shares outstanding.............     5,033       5,033            5,033       5,033
                                             =========   =========        =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTOR IN POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Nine Months Ended Nov. 30,
                                                         2002        2001
                                                        ------      ------

Net cash provided by (used in)
   operating activities...........................    $  7,188    $ (1,417)
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........      (4,791)     (3,382)
  Change in restricted cash.......................         299         157
  Proceeds from sales of property and equipment...          12       1,700
  Proceeds from installment sale..................         --          671
  Purchase of short-term investments..............         (12)       (250)
  Maturity of short-term investments..............          75       5,413
                                                      ---------   ---------
    Net cash provided by (used in)
     investing activities.........................      (4,417)      4,309
                                                      ---------   ---------
Cash flows from financing activities:
  Repayment of notes payable......................        (105)     (2,559)
  Payments on capital lease obligations...........         --           (1)
  Minority interest payments......................         (68)         --
                                                      ---------   ---------
    Net cash used in financing activities.........        (173)     (2,560)
                                                      ---------   ---------
Net increase in cash and cash equivalents.........       2,598         332

Cash and cash equivalents at beginning of period..      10,110       8,559
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 12,708    $  8,891
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $     88    $  6,321
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Assets acquired in exchange for debt............    $    --     $      2
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTOR IN POSSESSION)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          (dollars in thousands)

1.  Bankruptcy Proceedings

  On June 20, 2002, President Casinos, Inc. together with its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). Subsequently, on July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court") where they are now pending and being administered. As used herein, the term "Company" refers to President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by the Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows.

  The Company and its subsidiaries each continue in possession and use of their assets as debtors in possession. The Company and its subsidiaries have filed a motion for the administrative consolidation of their Chapter 11 cases under the Company's case. To date, neither the Mississippi Bankruptcy Court nor the Missouri Bankruptcy Court (collectively, the "Bankruptcy Courts") have ruled on the motion.

  The Mississippi Bankruptcy Court established October 21, 2002 as the "bar date" as of which all claimants are required to submit and characterize claims against the Company. The amount of the claims filed by the creditors could be significantly different than the amount of liabilities recorded by the Company.

  The consummation of a plan or plans of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Company had the exclusive right for 120 days from the filing date to file a Plan, and for 180 days from the filing date to solicit and receive the votes necessary to confirm a Plan. Both of these exclusivity periods have expired, and the Missouri Bankruptcy Court has denied the Company's motion to further extend the exclusivity period. Accordingly, in addition to the Company, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Company. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be confirmed by the Bankruptcy Courts, or that any such Plan will be consummated.

  It is not possible to predict the length of time the Company will operate under the protection of Chapter 11 and the supervision of the Bankruptcy Courts, the outcome of the bankruptcy proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and stakeholders. Since the filing date, the Company has operated in the ordinary course of business. Management is in the process of evaluating their operations as part of the development of a Plan. During the pendency of the Chapter 11 filings, the Company may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Chapter 11 filings will unfavorably affect the Company's results of operations. In addition, under the priority scheme established by the Bankruptcy Code, most, if not all, post-petition liabilities must be satisfied before most other creditors or interest holders, including stockholders, can receive any distribution on account of such claim or interest.

  The Company has filed a motion in the Mississippi Bankruptcy Court for approval to sell the M/V "Surfside Princess," formerly known as the M/V "New Yorker." If such motion is granted by the Court, the Company will initiate a sale process. Any sale will require final approval of the Mississippi Bankruptcy Court.

  President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, is in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Mississippi Bankruptcy Court. PBLLC continues in possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the Mississippi Bankruptcy Court which allows PBLLC use of its cash collateral. On October 16, 2001, PBLLC filed its Plan of Reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. The Mississippi Bankruptcy Court has been presented with a Restructuring Term Sheet, which includes revised terms from the Plan of Reorganization filed October 16, 2001, representing an agreement in principal between PBLLC and the lender, its only secured creditor. The Restructuring

Term Sheet provides, among other things, that (i) the maturity date for PBLLC's debt to the lender shall be extended to the earlier of 30 months after the effective date of the reorganization plan or June 1, 2005, (ii) reduction of the various LIBOR-based variable interest rates for the indebtedness, including a reduction in the interest rate floor from 8.75% to 7.75% prior to maturity, (iii) discounts for the possible early retirement of debt, and (iv) certain waivers by PBLLC of its right to seek further bankruptcy relief. On September 30, 2002, the Mississippi Bankruptcy Court requested that an amended plan of reorganization be filed. It further requested that notice be given to all creditors, parties and other entities including most of the Company's subsidiaries. The Company is reviewing this matter in coordination with its lender and will proceed in an appropriate manner. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern. See "Note 7. Commitments and Contingent Liabilities."

  As part of the Company's and its subsidiaries' Chapter 11 reorganization process, the Company will attempt to notify all known or potential creditors of the filing for the purpose of identifying all pre-petition claims. In the Company's Chapter 11 cases, substantially all of the Company's liabilities as of the filing date are subject to adjustment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Courts. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to the Bankruptcy Courts' review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items.

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and the Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of November 30, 2002, the outstanding principal consists of $56,250 of Senior Exchange Notes and $18,750 of Secured Notes.

  As of November 30, 2002, the Company had $12,708 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

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

  The accompanying condensed consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Courts, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a reorganization plan which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Courts, its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of these uncertainties.

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

  The accompanying unaudited consolidated balance sheet as of November 30, 2002, segregates liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

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

  On October 10, 2000, the Company sold the assets of its Davenport casino and hotel operations. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, L.P. ("TCG"). The Blackhawk Hotel in Davenport was owned by a wholly-owned subsidiary of the Company. The operating results of the Davenport casino and hotel operations have been included in the consolidated operating results of the Company. The Company continues to administrate certain contingency claims associated with the former operations of these entities.

4.  Property and Equipment

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provided dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The transaction was consummated on July 17, 2001.

5.  Current Portion of Long-Term Debt

  As of November 30, 2002, all of the Company's long-term debt, except the PBLLC note, were classified as liabilities subject to compromise. See "Note
6. Liabilities Subject to Compromise and Reorganization Items." Long-term debt payable, all of which was classified as current liabilities as of February 28, 2002, are summarized as follows:

                                                             Nov. 30,        Feb. 28,
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
                                                             =========       =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries and were payable as follows: 25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's subsidiaries other than BHI and PBLLC (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from TCG is limited in amount. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  M/V "President Casino-Mississippi" Note

  The term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. Under the terms of the term note payable, $2,100 principal became due and payable in August 2002. The lender has brought an action against Mr. Connelly under his personal guarantee. The lender has also filed a motion in the Mississippi Bankruptcy Court to lift the automatic stay in the case of President Riverboat Casino-New York, Inc., the owner of the vessel, or in the alternative, order the owner to abandon the vessel. To date, the Court has not ruled on this motion.

  Other

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

  The noteholders of the Senior Exchange Notes, the Secured Notes and the M/V President Casino-Mississippi Note were deemed by management to be undersecured and as a result, interest ceased to accrue as of June 20, 2002 with respect to the Senior Exchange Notes and Secured Notes and July 11, 2002 with respect to the M/V "President Casino-Mississippi" Note. Contractual interest on the Company's debt is $3,977 and $11,692 for the three-month and nine-month periods ending November 30, 2002, respectively.

6.  Liabilities Subject to Compromise and Reorganization Items

  Liabilities subject to compromise consists of the following:

                                                                  Nov. 30,     Feb. 28,
                                                                    2002         2002
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250     $     --
              Secured Notes, 12%,.............................     18,750           --
              M/V "President Casino-Mississippi" note payable,
                variable interest rate, 5.28%.................      2,100           --
              Minority interest...............................     16,008           --
              Accrued interest................................     13,728             9
              Accounts payable and other accrued expenses.....      4,890           637
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $111,726      $    646
                                                                 =========     =========

  As of November 30, 2002, all reorganization items consist of professional fees and U.S. Bankruptcy Trustee fees.

7.  Commitments and Contingent Liabilities

  --Bankruptcy Actions

  On June 20, 2002, the Company together with its subsidiary, President Missouri, which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except President Riverboat Casino-New York, Inc. and PBLLC, to the United States Bankruptcy Court for the Eastern District of Missouri, where they are now pending and being administered. The Company and its subsidiaries each continue in possession and use of their assets as debtors in possession.

  On April 19, 2001, PBLLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Mississippi Bankruptcy Court. That same day, the Mississippi Bankruptcy Court authorized PBLLC's interim use of cash collateral pursuant to a Cash Collateral Stipulation and Agreement between PBLLC and its largest creditor. Subsequent orders of the Mississippi Bankruptcy Court have extended PBLLC's authorized use of cash collateral indefinitely until further order of the Court. PBLLC is operating its businesses and managing its properties as a debtor-in-possession, and no trustee has been appointed in PBLLC's case. The first meeting of creditors was held on June 21, 2001, and an official committee of unsecured creditors (the "Creditors Committee") has been appointed in the case. The Mississippi Bankruptcy Court fixed August 20, 2001 as the final date for creditors to file proofs of claim in PBLLC's case, except that October 16, 2001 was fixed as the final date for governmental units to file proofs of claim. PBLLC is current with the filings of its monthly operating reports in the case, with the report for November 2002 having been filed on December 15, 2002. Within its exclusive period for filing a disclosure statement and plan of reorganization as set by the Mississippi Bankruptcy Court, PBLLC filed its Debtor's Plan of Reorganization on October 16, 2001 (the "Plan") and its First Amended Disclosure Statement on February 7, 2002 (the "Disclosure Statement"). The Mississippi Bankruptcy Court has been presented with a Restructuring Term Sheet, which includes revised terms from the plan of reorganization filed October 16, 2001, representing an agreement in principal between PBLLC and its lender, its only secured creditor. The Restructuring Term Sheet provides, among other things, that (i) the maturity date for PBLLC's debt to the lender shall be extended to the earlier of 30 months after the effective date of the reorganization plan or June 1, 2005, (ii) reduction of the various LIBOR-based variable interest rates for the indebtedness, including a reduction in the interest rate floor from 8.75% to 7.75% prior to maturity, (iii) discounts for the possible early retirement of debt, and (iv) certain waivers by PBLLC of its right to seek further bankruptcy relief. On September 30, 2002, the Court requested that an amended plan of reorganization be filed. It further requested that notice be given to all creditors, parties and other entities including most of the Company's subsidiaries. The Company is reviewing this matter in coordination with its lender and will proceed in an appropriate manner. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

  --Poulos, McElmore and Shreier, et al. v. Caesar's
      World, Inc. et al. Litigation

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. On June 21, 2002, the Court entered an order denying class certification, and the plaintiffs have appealed this order to the 9th Circuit Court of Appeals. This action has been stayed as to the Company pending the Company's bankruptcy proceedings. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

  --"Surfside Princess" Litigation

  On October 12, 2001, the Company's subsidiary which owned the M/V "Surfside Princess," formerly known as the M/V "New Yorker," initiated an action in the United States District Court for the Middle District of Florida against Southern Gaming, LLC and its assignee for breach of a Bareboat Charter and

Purchase Agreement dated March 29, 2001 pursuant to which the M/V "Surfside Princess" was chartered from the Company. The suit alleges breach of the charter. Subsequent proceedings followed in which various parties claimed various rights with respect to the vessel and its contents. The matter is currently pending before the Court.

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

  The Company has also filed an action in the United States District Court for the Eastern District of Missouri against the principals of Southern Gaming who guaranteed the payment of amounts under the charter agreement that were or could become liens against the vessel. After discovery was concluded, the Company filed a motion for summary judgment. The Court then referred the case to mediation, which resulted in a settlement in which the Company received an aggregate of $85. Pursuant to the settlement, the case was dismissed on December 30, 2002.

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

                                                    Three Months              Nine Months
                                                 Ended November 30,        Ended November 30,
                                                   2002      2001            2002      2001
                                                  ------    ------          ------    ------

   OPERATING REVENUES:
    St. Louis Properties...................      $ 17,376  $ 18,917        $ 55,883  $ 58,600
    Biloxi Properties......................        11,672    11,894          38,501    38,073
                                                 --------- ---------       --------- ---------
      Net operating revenues...............      $ 29,048  $ 30,811        $ 94,384  $ 96,673
                                                 ========= =========       ========= =========

                                                    Three Months              Nine Months
                                                  Ended November 30,       Ended November 30,
                                                   2002       2001          2002       2001
                                                  ------     ------        ------     ------

    EBITDA (before corporate, development
      and impairment expenses and gain/loss
      on sale of property and equipment):
    St. Louis Properties...................      $  2,325   $  2,614      $  8,068   $  8,108
    Biloxi Properties......................           629        809         4,467      3,828
                                                 ---------  ---------     ---------  ---------
     Gaming and ancillary operations.......         2,954      3,423        12,535     11,936
    Leasing Operation......................          (196)      (493)         (907)      (689)
                                                 ---------  ---------     ---------  ---------
      Operations EBITDA....................         2,758      2,930        11,628     11,247

    OTHER COSTS AND EXPENSES:
    Corporate expense......................           556      1,282         2,707      3,158
    Development expense....................             2        297           122        370
    Depreciation and amortization..........         2,183      2,084         6,583      6,295
                                                 ---------  ---------     ---------  ---------
      Total other costs and expenses.......         2,741      3,663         9,412      9,823
                                                 ---------  ---------     ---------  ---------
    OPERATING INCOME (LOSS)................            17       (733)        2,216      1,424
                                                 ---------  ---------     ---------  ---------
    OTHER INCOME (EXPENSE):
    Interest expense, net..................        (1,084)    (3,550)       (6,573)   (10,464)
    Gain/(loss) on sale of assets..........           (77)        (1)         (100)       786
    Reorganization costs...................           (68)      (113)         (755)      (330)
                                                 ---------  ---------     ---------  ---------
      Total other expense..................        (1,229)    (3,664)       (7,428)   (10,008)
                                                 ---------  ---------     ---------  ---------
    LOSS BEFORE MINORITY INTEREST..........        (1,212)    (4,397)       (5,212)    (8,584)
    Minority interest......................           344        313           983        908
                                                 ---------  ---------     ---------  ---------

    NET LOSS...............................      $ (1,556)  $ (4,710)     $ (6,195)  $ (9,492)
                                                 =========  =========     =========  =========


  A summary of assets by segment, is as follows:

                                                          Nov. 30,    Feb. 28,
                                                            2002        2002
                                                           ------      ------

               St. Louis operations....................   $ 47,547    $ 46,281
               Biloxi operations.......................     63,995      61,623
                                                          ---------   ---------
                 Gaming and ancillary operations.......    111,542     107,904
               Leasing operations......................      3,563       4,001
                                                          ---------   ---------
                 Operations' assets....................    115,105     111,905
               Corporate assets........................      3,784       3,626
               Development assets......................      3,259       3,238
               Davenport assets........................        224       1,681
                                                          ---------   ---------
                   Total assets........................   $122,372    $120,450
                                                          =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                        Nov. 31,    Feb. 28,
                                                          2002        2002
                                                         ------      ------

            Property and Equipment:
              St. Louis Properties..................   $ 37,872    $ 38,534
              Biloxi Properties.....................     51,995      52,812
                                                       ---------   ---------
                Gaming and ancillary operations.....     89,867      91,346
              Leasing Operations....................      3,563       4,000
                                                       ---------   ---------
                Operations Assets...................     93,430      95,346
              Corporate Assets......................         14          23
              Development Assets....................      3,259       3,238
                                                       ---------   ---------
                Net Property and Equipment..........   $ 96,703    $ 98,607
                                                       =========   =========

                                                      Nine Months Ended Nov. 30,
                                                          2002        2001
                                                         ------      ------

            Additions to Property and Equipment:
              St. Louis Properties..................   $  3,852    $  1,566
              Biloxi Properties.....................        918       1,795
                                                       ---------   ---------
                 Gaming and ancillary operations....      4,770       3,361
              Leasing Operations....................        --          --
                                                       ---------   ---------
                Operations Assets...................      4,770       3,361
              Corporate Assets......................        --            5
              Development Assets....................         21          18
                                                       ---------   ---------
                                                        $ 4,791    $  3,384
                                                       =========   =========

                                  15

  Included in additions to property and equipment is $2 of assets acquired in exchange for debt for the nine-month period ended November 30, 2001.

9.  Guarantee of City Obligation

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of November 30, 2002, the Company's guarantee was of $1,049.

10.  Insurance Risk

  The Company was partially self-insured for employee health and workers compensation claims and third party liability costs through April 1999. Effective May 1999, the Company became fully insured for workers compensation claims. The Company continues to be partially self-insured for third party liability claims and certain employee health claims. The self-insurance claim liability is estimated on claims reported and claims incurred but not reported using the Company's historic experience with such matters.

  The Company does carry "Business Interruption" insurance, but due to the current insurance market, the current policy does not cover interruption from either windstorm or flood.

  As of October 10, 2002, hull insurance and protection and indemnity insurance on the M/V "Surfside Princess" lapsed. The Company filed a motion with the Mississippi Bankruptcy Court to allow a subsidiary of the Company fund President Riverboat Casino-New York, Inc. ("PRC New York"), the owner of the vessel, for the cost of the insurance. The Mississippi Bankruptcy Court denied the motion. On December 12, 2002, PRC-New York purchased a one year protection and indemnity policy for the M/V "Surfside Princess" from proceeds from the settlement of a lawsuit.

11.  Suspended Operations

  On May 13, 2002, at 4:00 a.m. the St. Louis operations were temporarily suspended due to high water levels on the Mississippi River. The "Admiral" was reopened on May 20, 2002 at 6:00 p.m.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and its interest payment due March 15, 2002, on its Senior and Secured Notes. As of November 30, 2002, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  In July 2001, the Company completed the sale of its non-gaming cruise operations in St. Louis, Missouri for $1.7 million. On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess" (formerly, the "New Yorker"). On October 3, 2001, as a result of the purchasing party's inability to comply with the terms of the agreement, the Company terminated the agreement and repossessed the vessel. Management intends to continue to seek aggressively another buyer or find other uses for the vessel. The Company has filed a motion with the Mississippi Bankruptcy Court for approval to initiate a sale of the "Surfside Princess." Any sale will be subject to final approval of the Mississippi Bankruptcy Court. Until the Company is able to do so, the Company will continue to incur legal fees, insurance and maintenance costs on the vessel.

  In addition to the foregoing, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest, is in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi in Biloxi, Mississippi. PBLLC continues its possession and use of its assets as a debtor in possession and has entered into an agreement with its lender approved by the Bankruptcy Court which allows PBLLC use of its cash collateral. On October 16, 2001, PBLLC filed a Debtors' Plan of Reorganization (the "Plan") which was designed to permit PBLLC to restructure its debt obligations in a manner which will permit it to continue as a going concern. The Bankruptcy Court has recently been presented with a Restructuring Term Sheet, which includes revised terms from the Plan filed October 16, 2001, representing an agreement in principal between PBLLC and its lender, its only secured creditor. The Restructuring Term Sheet provides, among other things, that (i) the maturity date for PBLLC's debt to the lender shall be extended to the earlier of 30 months after the effective date of the reorganization plan or June 1, 2005, (ii) reduction of the various LIBOR-based variable interest rates for the indebtedness, including a reduction in the interest rate floor from 8.75% to 7.75% prior to maturity,
(iii) discounts for the possible early retirement of debt, and (iv) certain waivers by PBLLC of its right to seek further bankruptcy relief. On September 30, 2002, the Court requested that an amended plan of reorganization be filed. It further requested that notice be given to all creditors, parties and other entities including most of the company's subsidiaries. The Company is reviewing this matter in coordination with its lender and will proceed in an appropriate manner.

  The Plan of PBLLC provides that, following the confirmation of the Plan, PBLLC and the Company will enter into a loan agreement under which the Company will be obligated to loan to PBLLC such amounts as shall be necessary for PBLLC to make certain payments due under the Plan. Additionally, if the Plan is confirmed, the Class B membership interest of PBLLC held by JECA (an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer) will, with respect of its payment right against PBLLC of approximately $16.0 million, be entitled to receive in satisfaction thereof a cash payment of $1.5 million and a one-year interest bearing promissory note from PBLLC in the principal amount of $1.5 million. The Company would be required to loan such amounts to PBLLC to the extent that PBLLC is unable to fund such amounts. There can be no assurance that PBLLC will be able to restructure its debt obligations and emerge from bankruptcy or continue as a going concern.

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

  --Competition

  Intensified competition for patrons continues to occur at both of the Company's properties.

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

  Competition is intense in the St. Louis market area. There are presently four other casino companies operating five casinos in the market area. Many of these competitors have significantly greater name recognition and financial and marketing resources than the Company. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one across the Mississippi River from the "Admiral" and the second 20 miles upriver. There are two Missouri casino companies, each of which operates casino vessels approximately 20 miles west of St. Louis on the Missouri River. One company operates two casinos in Maryland Heights, Missouri and the other company operates one casino in the City of St. Charles, Missouri. The operator of the St. Charles casino replaced its facility and reopened with nearly double its prior gaming positions in August 2002.

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which were within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the proposed locations. The Commission's decision was challenged by one of the applicants whose proposal was not selected and by other entities. In September 2001, the applicant selected by the Gaming Commission announced it would not proceed with the development of the project. The Gaming Commission announced that it will consider licensing an additional casino in the St. Louis market. One such application has been filed to operate a gaming facility approximately 20 miles south of the "Admiral." The Gaming Commission has extended the period in which applications can be filed but has not indicated a specific deadline for such filings. The opening of a new casino in the St. Louis market would have a material adverse impact on the St. Louis operations under most possible conditions.

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

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods, hurricanes and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. Under less severe conditions, high river levels in St. Louis cause reduced parking and a general public perception of diminished access to the casino resulting in decreased revenues. Management believes the move of the "Admiral" diminished the negative effects of high water on operations. However, on May 13, 2002, at 4:00 a.m. the St. Louis operations were temporarily suspended due to high water levels. The "Admiral" was reopened on May 20, 2002 at 6:00 p.m. During the same period for the prior year, the Company recorded $1.4 million in St. Louis gaming revenue.

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

  --Potential Growth Opportunities

  Biloxi, Mississippi

  In July 1997, PBLLC purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which was wholly-owned by Mr. Connelly. The property comprises approximately 260 acres and includes two hotels, a 111-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement. Broadwater Hotel, Inc. a wholly-owned subsidiary of the Company ("BHI"), invested $5.0 million in PBLLC.

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. PBLLC is obligated to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which became fully earned and nonrefundable when the Indebtedness was due. See Liquidity and Capital Resources for a discussion of the default on this obligation.

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

  In January 1999, the Company received a permit from the Mississippi Department of Marine Resources (the "DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers (the "Corps") and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Final Environmental Impact Statement ("EIS"). The Draft EIS has been completed, notice of which was posted in the Federal Register in June 2000 for public comment. The current permit application to the Corps was cancelled on June 10, 2002 pending re-submission of a revised project design that reflects the changes resulting from the Company's work with the Corps. The cancellation is an administrative measure which will allow the Corps to remove the application from the Corps' pending action list, and should not affect future evaluation of the permit request. The Company anticipates submitting a revised plan. At that time, a new application number will be assigned, and the evaluation of the permit request will resume.

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

Results of Operations

  The results of operations for the three-month and nine-month periods ended November 30, 2002 and 2001 include the gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and of much lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the non-gaming operations in St. Louis (Gateway Riverboat Cruises) through the date of sale. The assets of Gateway Riverboat Cruises ("Gateway") were sold July 17, 2001.

  The following table highlights the results of the Company's operations.

                                    Three Months            Nine Months
                                  Ended November 30,     Ended November 30,
                                    2002      2001         2002      2001
                                   ------    ------       ------    ------
                                                 (in millions)

St. Louis, Missouri Operations
  Operating revenues               $ 17.4    $ 18.9       $ 55.9    $ 58.6
  Operating income                    0.8       1.2          3.7       3.8

Biloxi, Mississippi Operations
  Operating revenues               $ 11.7    $ 11.9       $ 38.5    $ 38.1
  Operating income                    0.1       0.2          2.7       1.9

Corporate Leasing Operations
  Operating revenues               $   -     $  --        $  --     $  --
  Operating loss                     (0.3)     (0.5)        (1.4)     (0.7)

Corporate Administrative and
  Development operating loss       $ (0.6)   $ (1.6)      $ (2.8)   $ (3.5)

  The following table highlights cash flows of the Company's operations.

                                            Nine Months
                                         Ended November 30,
                                           2002      2001
                                          ------    ------
                                            (in millions)

Cash flows provided by (used in)
  operating activities                     $ 7.2   $ (1.4)
Cash flows provided by (used in)
  investing activities                      (4.4)     4.3
Cash flows used in
  financing activities                      (0.2)    (2.6)
Cash paid for interest                       0.1      6.3

  The following table highlights certain supplemental measures of the Company's financial performance.

                                    Three Months           Nine Months
                                  Ended November 30,     Ended November 30,
                                    2002     2001          2002     2001
                                   ------   ------        ------   ------
                                            (dollars in millions)

Operations adjusted EBITDA:
  St. Louis operations...........  $  2.3   $  2.6        $  8.1   $  8.1
  Biloxi operations..............     0.6      0.8           4.4      3.8
                                   -------  -------       -------  -------
                                      2.9      3.4          12.5     11.9
  Leasing operations.............    (0.2)    (0.5)         (0.9)    (0.7)
                                   -------  -------       -------  -------
    Operations adjusted EBITDA...     2.7      2.9          11.6     11.2

Corporate adjusted EBITDA:
  Corporate administration.......    (0.5)    (1.3)         (2.7)    (3.2)
  Corporate development..........     --      (0.3)         (0.1)    (0.4)
                                   -------  -------       -------  -------
    Total adjusted EBITDA........     2.2      1.3           8.8      7.6

Depreciation and amortization....     2.2      2.0           6.6      6.2
                                   -------  -------       -------  -------
    Operating income (loss)......     --      (0.7)          2.2      1.4
                                   -------  -------       -------  -------
Other income (expense):
  Interest, net..................    (1.0)    (3.6)         (6.6)   (10.5)
  Reorganization costs...........    (0.1)    (0.1)         (0.8)    (0.3)
  Gain (loss) on sale of assets..    (0.1)     --           (0.1)     0.8
                                   -------  -------       -------  -------
    Total other income (expense).    (1.2)    (3.7)         (7.5)   (10.0)
                                   -------  -------       -------  -------
Loss before minority interest....    (1.2)    (4.4)         (5.3)    (8.6)

Minority interest................     0.3      0.3           0.9      0.9
                                   -------  -------       -------  -------
Net loss.........................    (1.5)    (4.7)         (6.2)    (9.5)
                                   =======  =======       =======  =======

  St. Louis adjusted EBITDA
    margin.......................   13.2%     13.8%        14.5%     13.8%

  Biloxi adjusted EBITDA margin..    5.1%      6.7%        11.4%     10.0%

       "Adjusted EBITDA" consists of earnings from operations before interest, taxes, and depreciation and amortization and before reorganization costs, gain (loss) on disposal of property and equipment and minority interest. For the purposes of this presentation, adjusted EBITDA margin is calculated as adjusted EBITDA divided by operating revenue.

       Adjusted EBITDA and adjusted EBITDA margin are not determined in accordance with generally accepted accounting principles. Since not all companies calculate these measures in the same manner, the Company's adjusted EBITDA measures may not be comparable to similarly titled measures reported by other companies.

       Adjusted EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows from operational activities as a measure of liquidity. The Company has presented adjusted EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest, depreciation and amortization.

Three-month period ended November 30, 2002 Compared to the
Three-month period ended November 30, 2001

  Operating revenues. The Company generated consolidated operating revenues of $29.0 million during the three-month period ended November 30, 2002 compared to $30.8 million during the three-month period ended November 30, 2001. The St. Louis operations experienced a decrease in revenue of $1.6 million and the Biloxi operations experienced a decrease in revenue of $0.2 million.

  Gaming revenues from the Company's St. Louis operations decreased $1.4 million, or 7.3%, during the three-month period ended November 30, 2002, compared to the same period of the prior year. The St. Louis operations have experienced a decrease in market share to approximately 8.7% from approximately 10.0% during the same three-month period of the prior year. Management believes the decrease in gaming revenue was primarily attributable to increased competition resulting from expansion by a competitor in the St. Louis market and customer apprehension following the Company's bankruptcy filing. Gaming revenues at the Company's Biloxi operations increased $0.4 million, or 3.5%, during the three-month period ended November 30, 2002 compared to the three-month period ended November 30, 2001, primarily as a result of increased volume.

  The Company's revenues from food and beverage were $3.1 million during the three-month period ended November 30, 2002, compared to $3.5 million during the three-month period ended November 30, 2001, a decrease of $0.4 million or 11.4%. The decrease was primarily the result of a decrease in St. Louis revenue due to a decrease in volume and a change in the direct mail program.

  The Company's revenues from hotel, retail and other were $2.3 million during the three-month period ended November 30, 2002 compared to $2.6 million for the three-month period ended November 30, 2001, a decrease of $0.3 million or 11.5%. The decrease was primarily attributable to the prior year three-month period including proceeds from the settlement of a lawsuit in Biloxi for $0.2 million which was recorded in revenue.

  Promotional allowances were $5.7 million during the three-month period ended November 30, 2002, compared to $5.6 million during the three-month period ended November 30, 2001. Promotional allowances in St. Louis decreased $0.2 million and Biloxi increased approximately $0.2 million. In St. Louis, the decrease was primarily the result of changes in the direct mail program. In Biloxi, promotional allowances increased primarily as a result of responding to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming expenses were $17.2 million during the three-month period ended November 30, 2002 compared to $17.9 million during the three-month period ended November 30, 2001, a decrease of $0.7 million or 3.9%. The decrease in gaming costs was primarily attributable to a $0.7 million decrease in gaming costs in St. Louis as a result of a $0.5 million decrease in gaming and admissions taxes resulting from decreased gaming revenues and a $0.2 million decrease in cost of buffet promotions as a result of the decrease in complimentary buffet revenue. As a percentage of gaming revenues, gaming costs decreased to 58.5% during the three-month period ended November 30, 2002 from 58.9% during the three-month period ended November 30, 2001.

  The Company's consolidated food and beverage expenses were $2.1 million during the three-month period ended November 30, 2002, compared to $2.3 million during the three-month period ended November 30, 2001, a decrease of $0.2 million or 8.7%. The decrease was primarily the result of the decrease in food and beverage revenue.

  The Company's consolidated hotel, retail and other expenses were $0.7 million for both three-month periods ended November 30, 2002 and November 30, 2001.

  The Company's consolidated selling, general and administrative expenses were $6.9 million during the three-month period ended November 30, 2002, compared to $8.2 million during the three-month period ended November 30, 2001, a decrease of $1.3 million, or 15.9%. Selling, general and administrative expenses at the St. Louis operations decreased $0.4 million primarily as a result of a decrease in payroll and payroll benefit expenses, professional fees and insurance. The Biloxi operations experienced an increase in selling, general and administrative expenses of $0.1 million. Corporate overhead decreased $0.6 million primarily as a result of accruing for the settlement of the Whalen lawsuit and related legal costs during the three-month period ended November 30, 2001. The leasing operations decreased $0.2 million primarily as the result of the termination of the installment sale agreement on the "Surfside Princess" in October 2001 resulting in costs to crew and move the vessel back to its originating port.

  Depreciation and amortization expenses were $2.2 million for the three-month period ended November 30, 2002, compared to $2.1 million for the three-month period ended November 30, 2001.

  Operating income. As a result of the foregoing items, the Company was at a break even point as to operating income for the three-month period ended November 30, 2002, compared to an operating loss of $0.7 million for the three-month period ended November 30, 2001.

  Interest expense, net. The Company incurred net interest expense of $1.1 million during the three-month period ended November 30, 2002, compared to $3.6 million during the three-month period ended November 30, 2001. The decrease is the result of $2.7 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date thereof.

  Reorganization items. The Company incurred reorganization costs of $0.1 million during both three-month periods ended November 30, 2002 and November 30, 2001. During April 2001, PBLLC filed a voluntary bankruptcy petition for bankruptcy and began incurring costs associated with its reorganization. During June 2002, the Company's parent company and PRC-Missouri filed voluntary petitions and during July 2002, substantially all of the Company's other operating subsidiaries filed voluntary petitions. The additional expense resulting from substantially all of the Company's subsidiaries filing Chapter 11 petitions were offset by the write-off of $0.1 million of pre-petition liabilities owed to certain court approved post-petition professionals in accordance with bankruptcy rules. Costs incurred with the reorganizations consist of legal fees and U.S. Bankruptcy trustee fees.

  Gain/loss on disposal of property and equipment. The Company recorded a loss on disposal of assets of $0.1 million during the three-month period ended November 30, 2002, primarily as a result of the ongoing upgrades of the gaming floor in St. Louis.

  Minority interest expense. The Company accrued $0.3 million minority interest expense for both three-month periods ended November 30, 2002 and November 30, 2001. During both periods, the minority interest results from the Class B Unit in PBLLC in which an entity wholly-owned by the Chairman of the Board of the Company owns and has preferred rights to certain cash flows. Such amounts were accrued but not paid.

  Net loss. The Company incurred a net loss of $1.6 million during the three-month period ended November 30, 2002, compared to a net loss of $4.7 million during the three-month period ended November 30, 2001.

Nine-month period ended November 30, 2002 Compared to the
Nine-month period ended November 30, 2001

  Operating revenues. The Company generated net consolidated operating revenues of $94.4 million during the nine-month period ended November 30, 2002 compared to $96.7 million during the nine-month period ended November 30, 2001. Excluding the Company's former non-gaming cruise operations, operating revenues were $96.0 million during the nine-month period ended November 30, 2001. St. Louis casino operations contributed a decrease in operating revenues of $2.0 million, offset by an increase in operating revenues of $0.4 million in Biloxi.

  Gaming revenues from the Company's St. Louis casino operations decreased $1.6 million during the nine-month period ended November 30, 2002, compared to the nine-month period ended November 30, 2001. The St. Louis operations were temporarily suspended from May 13, 2002 to May 20, 2002, due to flood conditions on the Mississippi River. Additionally, the St. Louis operations were negatively impacted by increased competition resulting from the expansion by a competitor in the St. Louis market and customer apprehension following the Company's bankruptcy filing. Gaming revenues at the Company's Biloxi operations increased $1.1 million during the nine-month period ended November 30, 2002 compared to the prior year period primarily as a result of increased volume resulting from successful promotional campaigns.

  The Company's revenues from food and beverage were $10.2 million during the nine-month period ended November 30, 2002, compared to $10.9 million during the nine-month period ended November 30, 2001. Excluding the Company's former non-gaming cruise operations, the Company's revenues from food and beverage were $10.5 million during the nine-month period ended November 30, 2001. The St. Louis casino operations experienced a decrease of $0.6 million primarily as a result of the casino being closed for one week in May 2002 due to flood conditions, the buffet being closed for two weeks in July for renovation and a decrease in volume due to the expansion of a competitor and the negative impact of the bankruptcy filing. Biloxi operations contributed an increase of $0.3 million in food and beverage revenue primarily as a result of price adjustments.

  The Company's revenues from hotel, retail and other were $8.1 million during the nine-month period ended November 30, 2002, compared to $8.6 million during the nine-month period ended November 30, 2001. Excluding the Company's former non-gaming cruise operations, the Company's revenues from hotel, retail and other were $8.2 million during the nine-month period ended November 30, 2001. St. Louis casino operations retail and other decreased $0.2 million primarily as a result of a decrease in number of patrons resulting from being closed for one week in May of 2002 and a change in complimentary programs offered to patrons. This decrease was partially offset by an increase of $0.1 million in hotel, retail and other revenue in Biloxi. The increase in Biloxi is the result of an increase in room revenue of $0.6 million due to an increase in complimentary programs offset by a decrease in golf revenue of $0.2 million due to competition and weather conditions. There was an additional decrease of $0.2 million as a result of the prior year nine-month period including the settlement of a lawsuit in Biloxi for $0.2 million which was recorded in revenue.

  Promotional allowances were $17.1 million during the nine-month period ended November 30, 2002, compared to $16.4 million during the nine-month period ended November 30, 2001, an increase of $0.7 million or 4.3%. Promotional allowances in St. Louis decreased $0.4 million and Biloxi increased $1.1 million. In St. Louis, the decrease is primarily the result of a decrease of $0.6 million in buffet promotions as a result of the buffet being closed for two weeks for renovation and the casino being temporarily closed for seven days due to flooding on the Mississippi River. These decreases were partially offset by increases in other promotional programs. In Biloxi, promotional allowances increased primarily as a result of responding to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $53.3 million during the nine-month period ended November 30, 2002, compared to $54.4 million during the nine-month period ended November 30, 2001, a decrease of $1.1 million or 2.0%. The decrease is primarily the result of a decrease of $1.1 million in St. Louis gaming costs due to $1.0 million reduction in gaming and admission taxes.

  The Company's consolidated food and beverage expenses were $6.7 million during the nine-month period ended November 30, 2002, compared to $7.3 million during the nine-month period ended November 30, 2001. Excluding the Company's former non-gaming cruise operations, food and beverage expenses were $7.0 million for the nine-month period ending November 30, 2001, a decrease of 4.3%. The decrease is primarily attributable to a decrease in food & beverage revenue and changes in product purchasing.

  The Company's consolidated hotel, retail and other expenses were $2.3 million during the nine-month period ended November 30, 2002, compared to $2.7 million during the nine-month period ended November 30, 2001. Excluding the

Company's former non-gaming cruise operations, hotel, retail and other expenses were $2.5 million during the nine-month period ended November 30, 2001.

  The Company's consolidated selling, general and administrative expenses were $23.2 million during the nine-month period ended November 30, 2002, compared to $24.2 million during the nine-month period ended November 30, 2001. Excluding the Company's former non-gaming cruise operations, selling, general and administrative expenses were $24.0 million during the nine-month period ended November 30, 2001. The Company's St. Louis casino operations experienced a decrease of $0.8 million in selling, general and administrative expense primarily due to a decrease in payroll and related costs and a decrease in valet and parking expense. The Company's Biloxi operations had an increase of $0.2 million primarily as the result of aggressive hotel promotions. The Company's leasing operation experienced a $0.2 million increase in selling, general and administrative expenses as a result of the termination of the installment sale agreement for the "Surfside Princess" and the costs associated with securing the vessel. Corporate overhead decreased $0.3 million primarily related to $0.6 million costs related to the settlement of a lawsuit and associated legal expenses in the prior year offset by a severance agreement with a former executive in the current year.

  Depreciation and amortization expense was $6.6 million during the nine-month period ended November 30, 2002, compared to $6.3 million during the nine-month period ended November 30, 2001, an increase of $0.3 million, or 4.8%. The leasing operations ceased depreciating assets as of August 31, 2000 based on management's decision to sell the assets and resumed depreciation in March of 2002 as a result of new accounting guidance. The leasing operations contributed depreciation expense of $0.4 million for the nine-month period ended November 30, 2002.

  Operating (loss) income. As a result of the foregoing items, the Company had operating income of $2.2 million during the nine-month period ended November 30, 2002 compared to $1.4 million during the nine-month period ended November 30, 2001.

  Interest expense, net. The Company incurred net interest expense of $6.6 million during the nine-month period ended November 30, 2002, compared to $10.5 million during the nine-month period ended November 30, 2001. The decrease is the result of $4.5 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date thereof. Additionally, there was $0.5 million of interest income in the prior year which resulted from the installment sale agreement, with no comparable income in the current year.

  Reorganization items. The Company incurred reorganization items of $0.8 million during the nine-month period ended November 30, 2002, compared to $0.3 million during the nine-month period ended November 30, 2001. On April 19, 2001, PBLLC filed a voluntary bankruptcy petition for bankruptcy and began incurring costs associated with its reorganization. On June 20, 2002, the Company's parent company and PRC-Missouri filed voluntary petitions and in July 2002, substantially all of the Company's other operating subsidiaries filed voluntary petitions. Costs associated with the reorganizations consist of professional fees and U.S. Bankruptcy Trustee fees.

  Gain (loss) on disposal of property and equipment. The Company recorded a loss of $0.1 million during the nine-month period ended November 30, 2002 primarily as a result of the sale of certain gaming equipment. The Company recorded a gain on disposal of assets of $0.8 million for the nine-month period ended November 30, 2001, primarily as a result of the sale of the assets of the Company's former non-gaming cruise operations.

  Minority interest expense. The Company accrued $1.0 million minority interest expense during the nine-month period ended November 30, 2002 compared to $0.9 million during the nine-month period ended November 30, 2001. During both periods the minority interest results from the Class B Unit in PBLLC in which an entity wholly-owned by the Chairman of the Board of the Company owns and has preferred rights to certain cash flows. Such amounts were accrued but not paid.

  Net loss. The Company incurred a net loss of $6.2 million during the nine-month period ended November 30, 2002, compared to a net loss of $9.5 million during the nine-month period ended November 30, 2001.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer used in the Company's casino operations.

  As discussed above, the Company and its subsidiaries are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy management believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

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

  The Company was unable to make the principal and interest payments due September 15, 2001 and the interest payment due March 15, 2002, on its Senior and Secured Notes. As of November 30, 2002, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  The Company requires approximately $6.5 million of cash on hand to fund daily operations. As of November 30, 2002, the Company had $6.2 million of non-restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. The debt obligations will be stayed during the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $6.6 million in restricted cash as of November 30, 2002. Of that amount, $4.9 million relates to the Broadwater Property. Prior to the PBLLC filing for reorganization under Chapter 11, PBLLC deposited revenues into lockboxes that were controlled by its lender. Expenditures from the lockboxes were limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by its loan agreement. The lender continues to control the capital improvements lockbox. PBLLC currently operates under a cash collateral stipulation and agreement, which allows PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement. Revenues of PBLLC include the operations of the hotels and golf course and $3.2 million annually of proceeds from rental of the Biloxi casino's mooring site. Pursuant to the bankruptcy reorganization plan submitted by PBLLC, the Company will be obligated to loan to PBLLC certain amounts necessary to make payments under the Plan. The Company had $1.7 million restricted for payment as a partial funding of its obligation under PBLLC's plan of reorganization.

  The Company had $0.7 million in restricted short-term investments as of November 30, 2002, consisting of certificates of deposit guaranteeing certain performance obligations of the Company.

  The Company generated $7.2 million of cash from operating activities during the nine-month period ending November 30, 2002.

  Investing activities of the Company used $4.4 million of cash during the nine-month period ending November 30, 2002. The Company expended $4.8 million on gaming equipment and capital improvements. St. Louis expended approximately $3.9 million, which included adding additional guest parking and making improvements to existing parking lots, purchasing new guest transportation vehicles, creating additional gaming space on the "Admiral" and adding new slot product. Biloxi expended $0.9 million, which included hotel improvements, new slot product and new guest transportation.

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

  PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and non-refundable when the Indebtedness became due. As of the default date, the PBLLC is accruing, but has not paid, interest on the unpaid loan fee at the stipulated rate. PBLLC continued to make the monthly interest payments accruing on the $30.0 million principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. The Bankruptcy Court has recently been presented with a Restructuring Term Sheet representing an agreement in principal between PBLLC and its lender, its only secured creditor. On September 30, 2002, the Court requested that an amended plan of reorganization be filed. It further requested that notice be given to all creditors, parties and other entities including most of the Company's subsidiaries. The Company is reviewing this matter in coordination with its lender and will proceed in an appropriate manner.

  The term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. Under the terms of the term note payable, $2.1 million principal became due and payable in August 2002. The lender has brought an action against Mr. Connelly under his personal guarantee. The lender has also filed a motion in the Mississippi Bankruptcy Court to lift the automatic stay in the case of President Riverboat Casino-New York, Inc., the owner of the vessel, or in the alternative, order the owner to abandon the vessel. To date, the Court has not ruled on this motion.

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

Forward Looking Statements

  This Quarterly Report on Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects;
(ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continuation of future operating and net losses by the Company; (ii) the inability of the Company to restructure its debt obligations and facilitate PBLLC's successful emergence from bankruptcy; (iii) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations and continue as a going concern; (iv) the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 case; (v) risks associated with third parties proposing and obtaining confirmation of one or more plans of reorganization, or seeking and obtaining approval for the appointment of a Chapter 11 trustee or converting the cases to Chapter 7 cases; (vi) the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers; (vii) the Company's ability to maintain contracts that are critical to its operations; (viii) potential adverse developments with respect to the Company's liquidity and results of operations; (ix) developments or new initiatives by our competitors in the markets in which we compete; (x) our stock price; (xi) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (xii) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of November 30, 2002, the Company had $114.1 million of debt, including a loan fee of $7.0 million associated with the $30.0 million note related to the Broadwater Property. Of this amount $75.0 million bears contractual interest at fixed rates and is classified as liabilities subject to compromise. The remaining $39.1 million bears contractual interest at variable rates. Of this amount, $2.1 million is classified as liabilities subject to compromise. The $30.0 million Broadwater Property note payable and associated $7.0 million loan fee bear interest at a stipulated variable rate at the greater of (i) 8.75% or (ii) 4.0% plus the LIBOR 30-day rate. The M/V "President Casino-Mississippi" note payable of $2.1 million bears interest at 2.0% over the prime rate of J.P. Morgan Chase & Company. As of November 30, 2002, the average interest rate applicable to the debt carrying variable rates was 11.63%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of November 30, 2002, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

  Additionally, PBLLC did not pay the $30.0 million note and the associated $7.0 million loan fee due July 22, 2000, related to the Broadwater Property. PBLLC is obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness at a variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. PBLLC continued to make the monthly interest payments related to the $30.0 million note through April 19, 2001, at which time the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. In order to be in compliance with accounting principles generally accepted in the United States of America, PBLLC continues to accrue interest under the terms of the Indebtedness. Management believes that actual interest and penalties that will be determined by the bankruptcy judge may be an amount less than that being accrued. Total accrued arrearage as of January 14, 2003, is $37.0 million of principal and $9.3 million of interest and fees.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: January 14, 2003                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2002             /s/ John E. Connelly
                                   -------------------------------------------
                                    John E. Connelly
                                    Chief Executive Officer of
                                    President Casinos, Inc.

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003             /s/ Ralph J. Vaclavik
                                   -------------------------------------------
                                    Ralph J. Vaclavik
                                    Chief Financial Officer of
                                    President Casinos, Inc.

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.

   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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