Form 10-K
period 2003-02-28
PRESIDENT CASINOS INC
filed 2003-05-29
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 28, 2003
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. / /

  Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act.)  Yes / /    No /X/

  As of May 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $974,606.*
  As of May 28, 2003, the number of shares outstanding of the Registrant's Common Stock was approximately 5,033,161.

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

  Biloxi, Mississippi
    Operating entity                  - The President Riverboat Casino-
                                        Mississippi, Inc.
    Vessel                            - "President Casino-Broadwater"
    Slots                             -    865
    Gaming tables                     -     42
    Opening of casino                 - August 13, 1992
    Opening of current facility       - June 30, 1995

  St. Louis, Missouri
    Operating entity                  - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "Admiral"
    Slots                             -  1,369
    Gaming tables                     -     39
    Opening of casino without slots   - May 27, 1994
    Opening of casino with slots      - December 9, 1994

  In addition to its gaming operations, the Company owns and manages certain hotel and ancillary facilities associated with its casino operations in Biloxi, Mississippi.

  The Company was incorporated in the State of Delaware in June 1992 and completed the initial public offering of its Common Stock in December 1992. The Company is the successor to businesses operated in St. Louis, Missouri since 1985 and Biloxi, Mississippi since August 1992. The Company's principal executive offices are located in an approximately 36,000 square foot building owned by the Company at 802 North First Street, St. Louis, Missouri 63102, of which the Company occupies approximately 30,800 square feet and leases the remainder to an unrelated party. The Company's telephone number is
(314) 622-3000. Copies of the Company's filings with the Securities Exchange Commission and other important information regarding the Company is available free of charge on the Company's web page www.presidentcasino.com.

  The Company's business is divided into three main business segments:
St. Louis, Missouri operations, Biloxi, Mississippi operations and leasing operations. For information concerning each of these segments, see "Note 19. Segment Information" in the accompanying Notes to Consolidated Financial Statements.

  On October 10, 2000, the Company sold the assets of its former Davenport, Iowa casino and hotel operations for aggregate consideration of $58.2 million in cash. The Company recognized a gain of approximately $34.5 million on the transaction. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), The Connelly Group, L.P. ("TCG"). The Blackhawk Hotel operations in

PAGE <3>
Davenport, which were also sold in the transaction, were managed by a wholly-which is the general partner of the 95% Company-owned operating partnership, owned subsidiary of the Company.

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provided dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The transaction was consummated on July 17, 2001. The Company recognized a gain of $0.8 million on the sale of these assets.

Substantial Indebtedness; Bankruptcy Proceedings

  The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations and sustain its operations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000 on its $75.0 million 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25.0 million 12% Secured Notes (the "Secured Notes," and collectively with the Senior Exchange Notes, the "Notes"). Under the Indentures pursuant to which the Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and the Indenture Trustee has accelerated the Notes and declared the unpaid principal and interest to be due and payable.

  On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provided for a proposed restructuring of the Company's debt obligations under the Notes and the application of certain of the proceeds received by the Company from the sale of the Company's Davenport, Iowa assets. Approximately $43.0 million of the proceeds from the sale were deposited with a trustee. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Notes; $25.0 million was used to partially redeem the Notes; and $5.2 million was used to pay interest due March 15, 2001 on the Notes.

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and interest payments due March 15, 2002, on its Notes. As of February 28, 2003, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  On June 20, 2002, President Casinos, Inc. together with its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). Subsequently, on July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court

PAGE <4>
transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court") where they are now pending and being administered.

  The Company and its subsidiaries each continue in possession and use of their assets as debtors-in-possession. The Company and its subsidiaries have had their Missouri Chapter 11 cases administratively consolidated under the Company's case.

  Prior to any of the cases being transferred to the Missouri Bankruptcy Court, the Mississippi Bankruptcy Court established "bar dates" all of which have expired, by which all claimants were required to submit and characterize claims against the Company. As part of the Company's and its subsidiaries' Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the filing for the purpose of identifying all pre-petition claims. In the Company's Chapter 11 case, substantially all of the Company's liabilities as of the filing date are subject to adjustment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Courts. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts and unexpired leases, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items.

  The consummation of a plan or plans of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Company had the exclusive right for 120 days from the filing date to file a Plan, and for 180 days from the filing date to solicit and receive the votes necessary to confirm a Plan. The Company was unable to have a plan confirmed prior to the expiration of these exclusivity periods, and the Missouri Bankruptcy Court denied the Company's motion to further extend the exclusivity period. Accordingly, in addition to the Company, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Company. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose creditors or equity holders does not vote to accept the Plan, but all of the rights or interests are impaired under the Plan. If any impaired class of other requirements of the Bankruptcy Code are met, the proponent of the Plan

PAGE <5>
may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

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

  --St. Louis Operations

  On May 15, 2003, the Missouri Bankruptcy Court issued an order approving a joint motion filed by the Company, the unsecured creditors' committee (the "Committee") and certain bondholders of the Company (the "Bondholders") with respect to a timetable and process for the Company's reorganization proceedings. Specifically, the joint motion sought entry of an order approving a timetable and process set forth in a Term Sheet, dated March 25, 2003 (the "Term Sheet"), with respect to either (i) the refinancing of the Company by July 18, 2003, or (ii) a sale of the assets related to the Company's St. Louis gaming operations. In addition, the Court approved motions by the Company to approve the appointment of Libra Securities LLC to serve as the Company's investment banker in connection with any sale of the St. Louis operations.

  As set forth in the Term Sheet, the Company, the Committee and the Bondholders have agreed that the Company shall have until July 18, 2003 to effect a recapitalization of the Company pursuant to a plan of reorganization with qualified financing commitments under which the unsecured creditors and bondholders would be repaid in full. The Term Sheet also outlines a process and timetable under which the Company's St. Louis operations would be sold in the event that a recapitalization of the Company is not completed as set forth in the Term Sheet. As part of such process, the Company would be required to meet certain benchmarks which, if not met, would permit the Committee to file a motion with the Court for the sale of the Company's St. Louis operations and to appoint a chief restructuring officer to manage the sale process. Such benchmarks include: (i) submission of draft marketing materials by May 1, 2003, (ii) delivery of marketing materials to qualified prospective purchasers within 3 days of the end of the 2003 Missouri Legislative Session, or no later than June 1, 2003, (iii) execution of a definitive asset purchase agreement by August 1, 2003, (iv) filing of a motion to approve the sale by August 4, 2003,

PAGE <6>
and (v) good faith efforts by the Company to locate a purchaser and cooperate with the sale process. The Term Sheet also contemplates that preliminary bids would be received by July 11, 2003, and that a preliminary "stalking horse" bidder would be selected by July 18, 2003.

  The Company believes that, as a practical matter, a refinancing can be accomplished, if at all, only if Missouri's gaming law is changed to eliminate current loss limits which place a $500 limit on the amount a gaming customer can lose during a two-hour gaming session. Legislation eliminating loss limits in Missouri was proposed during the January 2003 session of the Missouri General Assembly, but the session was adjourned without the legislation being passed. Missouri law gives the Governor of Missouri the ability to call a special session of the legislature. The Missouri Governor has announced the veto of several of the bills passed by the legislature and announced the call on June 2, 2003 of a special session for these bills to be reconsidered where it is anticipated that the subject of additional funding for the state will also be addressed. The Company currently anticipates that when the special session is convened the subject of removing the $500 loss limit will again be presented, and that such a proposal may also be accompanied by a proposal or proposals to increase tax revenue from gaming companies.

  If the legislature removes loss limits, and does not modify the existing gaming tax structure such that a substantial portion of the economic benefit of removal of the loss limits is decreased through the imposition of new taxes, it is possible that the Company will be able to effect a refinancing. No assurance can be given as to the achievement of a refinancing due to the uncertainty of the scope of any potential legislation, the actual and potential effect of the removal of loss limits as of the date refinancing is sought as well as other inherent difficulties and risks of obtaining financing on acceptable terms. However, if loss limits are not removed and a refinancing cannot not be completed, for whatever reason, then pursuant to the order of the Missouri Bankruptcy Court, the Company will be obligated to begin a process pursuant to which the St. Louis operations would be sold. At the current time, in the absence of the removal of loss limits, the Company believes that the value of revenues from operations, projected at current rates receivable for gaming operations earning such levels, would in all probability not produce sufficient proceeds to retire in full all of the Bondholder indebtedness which is currently outstanding. In such event, following the sale of the St. Louis operations the Company would continue to owe monies to the Bondholders. While it is not possible to predict what might happen in this event, if the proceeds from any such sale of the St. Louis operations are insufficient to satisfy the Company's obligations to the Bondholders the Company may be forced to sell or otherwise liquidate its investment in its Biloxi operations. In such event, there can be no assurance that the assets of the Company will exceed its obligations, or that the Company would not be dissolved without any distribution to its stockholders.

  --Biloxi, Mississippi

  President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, was in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On

PAGE <7>
April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continued in possession and use of its assets as a debtor-in-possession and had an agreement with Lehman Brothers Holdings Inc., its lender and largest creditor ("Lehman"), approved by the Mississippi Bankruptcy Court which allowed PBLLC's use of its cash collateral.

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the plan of reorganization, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date. In addition, the obligation was re-documented substantially along the lines of the original obligation. On May 28, 2003, the Company paid $3.6 million to Lehman pursuant to the Modified Plan. The principal amount of the restructured loan from Lehman is $46.4 million plus interest at the rate of 12.75% per annum from November 1, 2002 until May 28, 2003 on $30.0 million plus interest at the rate of 8.75% per annum from November 1, 2002 until May 28, 2003 on $7.0 million, less the payment by PBLLC to Lehman of $3.6 million.
On May 28, 2003, the principal amount of the loan under this calculation was $45.4 million. The principal amount earns interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Lehman obligation is June 1, 2005. Interest is payable during the term of the loan on the adjusted loan obligation amount of $44.0 million, less the payment by PBLLC to Lehman on May 28, 2003, or $40.4 million, plus interest at a rate of 12.75% per annum from November 30, 2002 until the effective date. On May 28, 2003, the adjusted loan obligation amount was $43.0 million. PBLLC is required to pay interest earned on the adjusted loan obligation payable monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating. Certain interest amounts may be deferred until October 31, 2003. A discount of $3.5 million with respect to the obligation will occur and the deferred interest amounts will be waived provided payment of the entire adjusted loan obligation amount is made on or before November 1, 2003. In the event that payment in full of the restructured loan is made after November 1, 2003 but prior to June 2, 2005, interest on the indebtedness will be calculated at a lower rate as set forth in the Modified Plan.

  Under the Modified Plan, the obligation to Lehman is accelerated in the event the Missouri Bankruptcy Court, having jurisdiction over President Mississippi, does not approve the base rental increase on the marina leased to the Biloxi casino by PBLLC by November 1, 2003. This requirement does not apply if PBLLC's aggregate net cash flow from its operations, after receiving rental payments from President Mississippi at the current base rental, and after certain adjustments are made, equals or exceeds the amount of funds that would be necessary, on an annual basis, to pay the greater of 7.75% per annum or LIBOR plus 4% per annum floating on the adjusted loan obligation amount as of November 1, 2003. The Modified Plan contains an express waiver by PBLLC of rights to seek future bankruptcy protection. J. Edward Connelly Associates, Inc. ("JECA"), the holder of a Class B interest in PBLLC, retains its membership interest, but any payments by PBLLC to JECA shall be restricted until such time as all outstanding obligations to Lehman and other creditors receiving funds under the Modified Plan are discharged.

  --Leasing Operations

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under the terms of its $2.1 million M/V "President Casino-Mississippi" note. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralize a term note payable which is also personally guaranteed by John
E. Connelly, Chairman and Chief Executive Officer of the Company. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which will allow the vessel to be seized and sold. To date, no further action has been taken by the lender.

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess" (formerly, the "New Yorker"). Under the terms of the agreement, the Company would receive an aggregate of $9.0 million principal installment payments over a period of thirty months commencing on March 29, 2001, which included a final principal balloon payment of $4.4 million due October 2003. On October 3, 2001, the Company terminated the installment sale agreement and repossessed the M/V "Surfside Princess," due to the inability of the purchasing party to meet the terms of the agreement. See "Item 3. Legal Proceedings."

  During the forth quarter of fiscal 2003, the Company held a sealed bid auction of the "Surfside Princess" in accordance with Section 363 of the United States Bankruptcy Code. In February, the auction closed and the winning bid was $1.5 million. On May 2, 2003, the purchase agreement on the vessel was consummated, at which time the liens against the vessel attached to the proceeds from the sale which are held in an escrow account. The Company took a $1.2 million valuation allowance on the vessel in February to reduce the net book value to the bid price.

  Management is pursuing various strategic financing alternatives in order to fund its debt obligations and the Company's continuing operations. The Company is pursuing alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including refinancing its debts, selling assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations.
There can be no assurance in this regard.

  The descriptions of the Company's business, financial condition and prospects contained in this Annual Report on Form 10-K are qualified in their entirety by the foregoing description of the significant risks associated with the Company's bankruptcy proceedings.

Current Operations

  The Company's management views its current operations in three operating segments: Biloxi Operations, St. Louis Operations and, to a much lesser extent, Corporate Leasing Operations, each of which is discussed more fully below. Prior to the sale of the Company's Davenport properties in fiscal 2001, Davenport operations were considered to be a fourth operating segment. Revenues, results of operations and identifiable assets of each of these segments can be found in Note 19 of the accompanying consolidated financial statements.

  --St. Louis, Missouri Operations

  In May 1994, the Missouri Gaming Commission licensed the Company to conduct dockside gaming operations on the Company-owned vessel, "Admiral," in St. Louis through its wholly-owned subsidiary, President Missouri. The Company's initial license was subsequently renewed and was last renewed in May 2002 for a period of two years. The "Admiral" is approximately 400 feet long, continuously docked north of the base of the Gateway Arch in Laclede's Landing, at a mooring site subleased by the Company from the City of St. Louis Port Commission (the "Port Commission").

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

  The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8.7 million. Under the terms of the agreement, the City funded $3.0 million of the relocation costs, $2.4 million of which amount was financed through bank debt. The Company paid for the remaining $5.7 million of relocation costs. It is anticipated that the City will repay the debt from annual allocations of $0.6 million from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of February 28, 2003, the Company's guaranteed balance was $1.1 million.

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

  Competition is intense in the St. Louis market area. There are presently four other casino companies operating five casinos in the market area. Many of these competitors have significantly greater name recognition and financial and marketing resources than the Company. Two of these are Illinois casino companies operating single casino vessels on the Mississippi River, one across the Mississippi River from the "Admiral" and the second 20 miles upriver. There are two Missouri casino companies, each of which operates casino vessels approximately 20 miles west of downtown St. Louis on the Missouri River. One company operates one casino in the City of St. Charles, Missouri and the other company operates two casinos in Maryland Heights, Missouri. The operator of the St. Charles casino replaced its facility and reopened with nearly double its prior gaming positions in August 2002.

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis metropolitan area along the Mississippi River. Three of the locations are within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the proposed four locations. The Commission's decision was being challenged by one of the applicants whose proposal was not selected and certain other entities. In September 2001, the applicant selected by the Gaming Commission announced it would not proceed with the development of the project. The Gaming Commission announced it will consider licensing an additional casino in the St. Louis market. The Gaming Commission has extended the period in which applications can be filed but has not indicated a specific deadline for such filings. The opening of one or more additional casinos in the St. Louis market would have a material adverse impact on the St. Louis operations under most possible scenarios.

  Missouri regulations limit the loss per simulated cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500. The company that operates adjacent casinos is able to offer guests who reach the two-hour loss limit the ability to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players and guests who do not want to be burdened with the administrative requirements related to the loss limits.

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

  --Biloxi, Mississippi Operations

  The Company manages its Biloxi gaming operations through its wholly-owned subsidiary, President Mississippi. Biloxi is located on the Gulf of Mexico 75 miles east of New Orleans. The Mississippi Gulf Coast area has a population of approximately 300,000. The Company's Mississippi gaming license was last renewed in April 2001 for a three-year period.

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

  Management believes the Mississippi Gulf Coast has become a major destination point for gaming entertainment. The area is becoming more widely known with many guests coming long distances to enjoy the weather, beaches, golfing and other entertainment. Several large gaming companies have built large hotel/casino complexes and have captured a significant portion of the Mississippi Gulf Coast market. Many of these competitors have substantially greater name recognition and financial and marketing resources than the Company. Management believes that as newer and larger casino complexes have entered the market, it has become increasingly more difficult to compete and maintain market share. Thus, management continues to study strategic alternatives for its Biloxi operations. See "Potential Growth Opportunities-Biloxi, Mississippi Development."

  The Company began dockside gaming operations in Biloxi on August 13, 1992. Prior to July 1997, the Company was party to an operating lease with BH
Acquisition Corporation ("BHAC") for its Biloxi mooring site, parking facilities, offices and a warehouse. BHAC was a wholly-owned entity of Mr. Connelly. Rent under the operating lease agreement was approximately $3.0 million annually, on a triple net basis. In July 1997, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, and a wholly-owned entity of Mr. Connelly which has a Class B ownership interest and certain preferred rights to certain cash flows, acquired the real estate and improvements from BHAC for $40.5 million. The property comprises approximately 260 acres and includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater," two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property").

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

  During August 1992, BHAC entered into a ten-year lease agreement with the State of Mississippi for the tidelands (the "Tidelands Lease") for an annual rental fee of $295,000, with an option for a renewal term of five years, subject to renegotiation of the annual rent. In November 1993, the Tidelands

Lease was amended to allow a new or second vessel to be moored, among other items, for an annual rent of $525,000. Effective in August 1995, BHAC exercised its rights under the agreement and the Company's annual rent increased to $525,000. Effective August 1997, the state adjusted the annual rent to $598,000 in accordance with the terms of the lease. Effective August 2002, the Company renewed its lease for a term of five years and the state adjusted the annual rent to $670,000 in accordance with the terms of the lease.

  During December 1996, BHAC entered into a 40-year lease agreement (the "Fast Lands Lease") with the State of Mississippi for the fast lands for an annual rental fee of $21,000, adjustable every five years as defined in the lease agreement. Concurrent with the purchase of PBLLC, BHAC sold its interest in the Tidelands Lease and the Fast Lands Lease to PBLLC.

  --Leasing Operations

  In addition to the vessels currently owned and utilized in its gaming operations, the Company owns the M/V "President Casino-Mississippi."
The M/V "President Casino-Mississippi" was previously utilized at the Company's Biloxi and Davenport operations. The M/V "President Casino-Mississippi" is 292-feet long and 65-feet wide, containing approximately 22,000 square feet of gaming space on three decks and formerly accommodated 620 slot machines and 43 table games.

  The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralizes a term note payable which is also personally guaranteed by Mr. Connelly. The Company is in default on the term note payable. The Company continued to make the quarterly principal and interest payments on this note prior to the Company's bankruptcy filings. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which will allow the vessel to be seized and sold. To date, no further action has been taken by the lender.

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess" (formerly, the "New Yorker"). Under the terms of the agreement, the Company would receive an aggregate of $9.0 million principal installment payments over a period of thirty months commencing on March 29, 2001, which included a final principal balloon payment of $4.4 million due October 2003. The note bore an annual interest rate of 10.5%. On October 3, 2001, the Company terminated the installment sale agreement and repossessed the M/V "Surfside Princess," due to the inability of the purchasing party to meet the terms of the agreement. See "Item 3. Legal Proceedings."

  During the forth quarter of fiscal 2003, the Company held a sealed bid auction of the "Surfside Princess" in accordance with Section 363 of the United States Bankruptcy Code. In February, the auction closed and the winning bid was $1.5 million. On May 2, 2003, the purchase agreement on the vessel was consummated, at which time the liens against the vessel attached to the proceeds from the sale which are held in an escrow account. The Company took a $1.2 million valuation allowance on the vessel in February to reduce the net book value to the bid price.

Potential Growth Opportunities

  --Biloxi, Mississippi Development

  As discussed in "Current Operations-Biloxi, Mississippi," the Company owns the Broadwater Property in Biloxi, Mississippi. The property comprises approximately 260 acres and includes two hotels, an adjacent 18-hole golf course and a 111-slip marina. The marina is the site of the Company's Biloxi casino operations and was formerly leased by the Company under a long-term lease agreement.

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

  --Gaming Regulations

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

  Various license fees and taxes are payable to the jurisdictions in which the Company conducts gaming operations. These taxes are calculated in various ways, and may be based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino and/or (iv) passenger counts. A casino entertainment tax may also paid be by the licensee where entertainment is furnished in connection with the selling of food or refreshments. In addition, certain other fees are imposed.

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

  The Missouri Gaming Law regulations impose restrictions on the use and transfer of the gaming licenses as well as limitations on transactions engaged in by licensees. The Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to, and approval by, the Missouri Commission: any transfer or issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest, any private incurrence of debt by the licensee or any holding company of $1.0 million or more, any public issuance of debt by a licensee or its holding company, and certain defined "significant related party transactions." In addition, the licensee must notify the Missouri Commission of other transactions, including the transfer of five percent or more of an ownership interest in the licensee or holding company, and any transaction of at least $1.0 million. The restrictions on transfer of ownership apply to the parent as well as the direct licensee, President Missouri. Gaming equipment and corporate stock of some licensees may not be pledged except in narrow circumstances and subject to regulatory conditions.

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

  Licensees must also submit monthly, quarterly and annual reports of financial and statistical data and quarterly and annual audited financial information and compliance reports to the Missouri Commission and pay the associated auditing fees.

  Other areas of operation which are subject to regulation under the Missouri Gaming Law rules are the color, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The internal operating procedures and controls of each facility are subject to the approval of the Missouri Commission. The purchase and sale of slot machines and other gaming equipment are subject to regulation, and must be purchased from a licensed supplier. The Missouri Commission requires comprehensive safety inspections and compliance with local ordinances and federal safety requirements. The Missouri Commission regulates security and surveillance, and the control of cash and chips. Liquor licenses are issued and regulated by the Missouri Commission, rather than local or other state agencies.

  The Missouri Commission has the authority to investigate any potential violation of the Missouri Gaming Law. In addition, the Missouri
Commission may take enforcement action against a licensee for the failure of that licensee to comply with any other law.

  The Missouri Commission has the power and broad discretion in exercising this power to revoke or suspend gaming or occupational licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations promulgated thereunder. These penalties may include forfeiture of all gaming equipment used for improper gaming and fines of up to three times a licensee's highest daily gross receipts during the preceding twelve months.

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

  A 1999 amendment to a Mississippi Commission regulation requires as a condition of site and development plan approval that a gaming establishment's development plan include a 500-car or larger parking facility in close proximity to the casino complex and infrastructure facilities, the expenditures for which will amount to at least 100% of the higher of the appraised value or construction cost of the casino. The regulation formerly required infrastructure expenditures amounting to 25% of the casino cost. Such infrastructure facilities shall include any of the following: a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Commission may in its discretion reduce the number of rooms required, where it is shown to the Mississippi Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load, and parking spaces may also be reduced as needed for small casinos. Because the amended regulation "grandfathers" in existing licensees (and applicants for a license receiving a finding of site suitability from the Mississippi Commission) prior to February 20, 1999, the amendment imposes no new requirement on the Company or President Mississippi.

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

  Employees

  As of February 28, 2003, the Company had approximately 1,650 employees.

  In April 1999, certain gaming, service and maintenance employees of President Missouri ratified a three-year collective bargaining agreement setting out wages, benefits and other terms and conditions of employment. The labor agreement was renegotiated and ratified for a one year period effective April 2002. The Company is currently in early stages of renegotiating a new labor agreement effective April 2003. The labor agreement covers approximately 300 of the Company's 700 St. Louis employees.

Item 3.  Legal Proceedings.

Pending Bankruptcy Proceedings

  On June 20, 2002, the Company together with its subsidiary, President Missouri, which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except President Riverboat Casino-New York, Inc. and PBLLC, to the United States Bankruptcy Court for the Eastern District of Missouri, where they are now pending and being administered. The Company and its subsidiaries each continue in possession and use of their assets as debtors-in-possession. The Company and its subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated under the Company's case.

  On May 15, 2003, the Missouri Bankruptcy Court issued an order approving a joint motion filed by the Company, the unsecured creditors' committee (the "Committee") and certain bondholders of the Company (the "Bondholders") with respect to a timetable and process for the Company's reorganization proceedings. Specifically, the joint motion sought entry of an order approving a timetable and process set forth in a Term Sheet, dated March 25, 2003 (the "Term Sheet"), with respect to either (i) the refinancing of the Company by July 18, 2003, or (ii) a sale of the assets related to the Company's St. Louis gaming operations. In addition, the Court approved motions by the Company to approve the appointment of Libra Securities LLC to serve as the Company's investment banker in connection with any sale of the

St. Louis operations.

  As set forth in the Term Sheet, the Company, the Committee and the Bondholders have agreed that the Company shall have until July 18, 2003 to effect a recapitalization of the Company pursuant to a plan of reorganization with qualified financing commitments under which the unsecured creditors and bondholders would be repaid in full. The Term Sheet also outlines a process and timetable under which the Company's St. Louis operations would be sold in the event that a recapitalization of the Company is not completed as set forth in the Term Sheet. As part of such process, the Company would be required to meet certain benchmarks which, if not met, would permit the Committee to file a motion with the Court for the sale of the Company's St. Louis operations and to appoint a chief restructuring officer to manage the sale process. Such benchmarks include: (i) submission of draft marketing materials by May 1, 2003, (ii) delivery of marketing materials to qualified prospective purchasers within 3 days of the end of the 2003 Missouri Legislative Session, or no later than June 1, 2003, (iii) execution of a definitive asset purchase agreement by August 1, 2003, (iv) filing of a motion to approve the sale by August 4, 2003, and (v) good faith efforts by the Company to locate a purchaser and cooperate with the sale process. The Term Sheet also contemplates that preliminary bids would be received by July 11, 2003, and that a preliminary "stalking horse" bidder would be selected by July 18, 2003.

  PBLLC was in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continued in possession and use of its assets as a debtor-in-possession and had an agreement with Lehman Brothers Holdings Inc., its lender and largest creditor ("Lehman"), approved by the Mississippi Bankruptcy Court which allowed PBLLC's use of its cash collateral.

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the plan of reorganization, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date. In addition, the obligation was re-documented substantially along the lines of the original obligation. On the effective date, $3.6 million was paid to Lehman pursuant to the Modified Plan. The principal amount of the restructured loan from Lehman is $46.4 million plus interest at the rate of 12.75% per annum from November 1, 2002 until May 28, 2003 on $30.0 million plus interest at the rate of 8.75% per annum from November 1, 2002 until May 28, 2003 on $7.0 million, less the payment by PBLLC to Lehman $3.6 million. As of May 28, 2003, the principal amount of the loan under this calculation is $45.4 million. The principal amount earns interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Lehman obligation is June 1, 2005. Interest is payable during the term of the loan on an adjusted loan obligation amount of $44.0 million, less the payment by PBLLC to Lehman on May 28, 2003, or $40.4 million, plus interest at a rate of 12.75% per annum from November 30, 2002 until the effective date. As of May 28, 2003, the adjusted loan obligation amount was $43.0 million. PBLLC is required to pay interest earned on the adjusted loan obligation payable monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating. Certain interest amounts may be deferred until October 31, 2003. A discount of $3.5 million with respect to the obligation will occur and the deferred interest amounts will be waived provided payment of the entire adjusted loan obligation amount is made on or before November 1, 2003. In the event that payment in full of the restructured loan is made after November 1, 2003 but prior to June 2, 2005, interest on the indebtedness will be calculated at a lower rate as set forth in the Modified Plan.

  Under the Modified Plan, the obligation to Lehman is accelerated in the event the Missouri Bankruptcy Court, having jurisdiction over President Mississippi, does not approve the base rental increase on a portion of the land leased to the Biloxi casino by PBLLC by November 1, 2003. This requirement does not apply if PBLLC's aggregate net cash flow from its operations, after receiving rental payments from President Mississippi, at the current base rental, and after certain adjustments are made, equals or exceeds the amount of funds that would be necessary, on an annual basis, to pay the greater of 7.75% per annum or LIBOR plus 4% per annum floating on the adjusted loan obligation amount as of November 1, 2003. The Modified Plan contains an express waiver by PBLLC of rights to seek future bankruptcy protection. J. Edward Connelly Associates, Inc. ("JECA"), the holder of a Class B interest in PBLLC, retains its membership interest, but any payments by PBLLC to JECA shall be restricted until such time as all outstanding obligations to Lehman and other creditors receiving funds under the Modified Plan are discharged.

Litigation

  --Poulos, McElmore and Shreier, et al. v. Caesar's World, Inc. et al.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight (38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. On June 21, 2002, the Court entered an order denying class certification, and the plaintiffs have appealed this order to the 9th Circuit Court of Appeals. The last briefs are scheduled to be filed July 14, 2003. Extensive paper discovery has occurred. A motion to stay pending the Company's bankruptcy proceedings has been filed. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

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

  On October 19, 2001, Southern Gaming filed suit in the United States District for Middle District of Florida seeking damages in connection with the charter of the "Surfside Princess." Subsequently this proceeding was consolidated with the prior proceeding involving Southern Gaming. Other suits and claims exist with respect to the vessel. The Mississippi Bankruptcy Court granted a motion for the M/V "Surfside Princess" to be sold outside a plan of reorganization. On May 2, 2003 a purchase agreement on the vessel was consummated, at which time the liens against the vessel attached to the proceeds from the sale which are held in escrow. The Company is unable at this time to predict the outcome of this matter with certainty.

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

Missouri Gaming Commission

  On May 1, 2001, the Missouri Gaming Commission issued a preliminary order of discipline in DC-01-004 - DC-01-012 proposing that the Company be assessed administrative penalties totaling $104,000 for numerous alleged violations of internal gaming control standards and $25,000 for one alleged violation of making political contributions prohibited by an
ordinance of the City of St. Louis.   None of the alleged violations of
internal control standards involved any loss of funds or affect the integrity of gaming. In August 2002, the Company settled the alleged internal control standard violations for $55,000. The Company filed a declaratory judgment action regarding the validity of the city ordinance prohibiting political contributions. In March 2003, the court declared the ordinance to be invalid, unenforceable and void.

General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Biloxi license was last renewed in April of 2001 and expires in April 2004. The St. Louis license was last renewed in May of 2002 and expires in May of 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

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

                                                High         Low
                                               ------       -----

            Fiscal 2003
              First Quarter................   $ 1.0500    $ 0.7000
              Second Quarter...............   $ 0.8400    $ 0.2000
              Third Quarter................   $ 0.5100    $ 0.2000
              Fourth Quarter...............   $ 0.4000    $ 0.2600

            Fiscal 2002
              First Quarter................   $ 0.5400    $ 0.3000
              Second Quarter...............   $ 1.0000    $ 0.3100
              Third Quarter................   $ 0.8400    $ 0.5500
              Fourth Quarter...............   $ 1.2000    $ 0.6000


  The market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Bid quotations are derived from Commodity Systems, Inc. through Yahoo.com Historical Quotes.

  On May 28, 2003, there were approximately 1,393 holders of record of the Company's Common Stock.

  The Company has never paid any dividends on its Common Stock. The Company anticipates that for the foreseeable future all earnings, if any, will be used for the repayment of debt or retained for the operations and expansion of its business. Accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends by the Company is restricted under the terms of the indenture governing the Company's Senior Exchange Notes. See "Management's Discussion and Analysis of Financial Position and Results of Operations."

  The following table reflects information about the Company's equity compensation plans as of February 28, 2003.

                                                                         Number of securities
                    Number of securities                               remaining available for
                     to be issued upon     Weighted average exercise    future issuance under
                        exercise of           price of outstanding       equity compensation
Plan category        outstanding options          options                       plans
-------------         ------------------      ------------------          ------------------

Equity compensation
plans approved by
shareholders            787,293                     $ 0.87                    104,042

Equity compensation
plans not approved
by shareholders             --                          --                        --


Item 6.  Selected Consolidated Financial Data.

  The following selected financial data of the Company is qualified by reference to and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein. The selected consolidated statement of operations and balance sheet data are derived from the Company's consolidated financial statements which are included elsewhere herein.

                                                        Years Ended February 28/29,
                                              2003       2002       2001       2000       1999
                                             ------     ------     ------     ------     ------
                                                     (in thousands, except share data)

Consolidated Statement of Operations Data:
Total operating revenues (1)..............  $123,721   $129,184   $152,098   $188,516   $192,185

Operating income (loss)
   before (gain)/loss on disposal
   of property and equipment (2)..........  $  1,542   $ (4,736)  $(12,219)  $  7,623   $  5,871

Gain/(loss) on disposal of property
   and equipment (3)......................  $   (117)  $    771   $ 33,985   $    (99)  $    (14)

Net loss..................................  $ (9,079)  $(20,748)  $   (206)  $(13,373)  $(14,892)

Basic and dilutive loss per share.........   $ (1.80)   $ (4.12)   $ (0.04)   $ (2.66)   $ (2.69)

Consolidated Balance Sheet Data:
Total assets..............................  $120,834   $120,450   $135,744   $165,394   $172,744
Current liabilities.......................  $ 58,429   $145,237   $141,657   $171,755   $ 27,109
Long-term liabilities.....................  $    --    $    --    $    --    $    --    $139,379
Liabilities subject to compromise (4).....  $111,340   $    646        --         --        --
Stockholders' deficit.....................  $(49,614)  $(40,535)  $(19,787)  $(19,581)  $ (6,208)

(1) Accounting guidance issued in and effective for fiscal year 2001 (EITF 00-22) requires that the cost of the cash-back component of the Company's players' programs be treated as a reduction of revenue. Further guidance

     (EITF 00-25), which the Company elected during fiscal 2001, requires that coupons which are redeemed for tokens be similarly classified as a reduction of revenue. This guidance impacts only the income statement classification of these costs. The prior years' results have been restated to reflect the impact of implementing this guidance.

(2) Management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in impairments of long-lived assets of $1,167, $7,068 and $12,709, respectively, during fiscal years 2003, 2002 and 2001, on two casino vessels held for sale. The assets are accounted for in the Company's leasing segment.

(3) On October 10, 2000, the assets of the Company's Davenport hotel and casino operations were sold. A gain of $34,465 was recognized on the transaction. On July 17, 2001, the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations in St. Louis were sold. A gain of $778 was recognized on the transaction.

(4) PBLLC did not pay the $30,000 note and the associated $7,000 loan fee due July 22, 2000 related to the Broadwater Property. PBLLC is the owner of the marina in which the Company operates its Biloxi casino operations barge. On April 19, 2001, PBLLC filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi.

     On June 20, 2002, President Casinos, Inc. together with its subsidiary, President Riverboat Casino-Missouri, Inc. filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). Subsequently, on July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri where they are now pending and being administered. See Item 1. "Substantial Indebtedness; Bankruptcy Proceedings."

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion, which covers fiscal years 2001 through 2003, should be read in conjunction with the consolidated financial statements of the Company and the separate financial statements of The Connelly Group, L.P. and the notes thereto included elsewhere in this report.

  President Casinos, Inc., President Riverboat Casino-Missouri, Inc., The President Riverboat Casino-Mississippi, Inc., President Broadwater Hotel, LLC, Broadwater Hotel, Inc., President Riverboat Casino-New York, Inc., PRC Management, Inc., PRC Holdings Corporation, TCG/Blackhawk, Inc. and Vegas Vegas, Inc. have each filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See "Note 1. Bankruptcy Proceedings" of the Notes to Condensed Consolidated Financial Statements.

  The Company continues to experience difficulty generating sufficient cash flow to meet its debt obligations and sustain its operations. As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000 on its $75.0 million 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25.0 million 12% Secured Notes (the "Secured Notes," and collectively with the Senior Exchange Notes, the "Notes"). Under the Indentures pursuant to which the Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and the Indenture Trustee has accelerated the Notes and declared the unpaid principal and interest to be due and payable.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and its interest payment due March 15, 2002, on its Senior and Secured Notes. As of February 28, 2003, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  In July 2001, the Company completed the sale of its non-gaming cruise operations in St. Louis, Missouri for $1.7 million. On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess"

(formerly, the "New Yorker"). On October 3, 2001, as a result of the purchasing party's inability to comply with the terms of the agreement, the Company terminated the agreement and repossessed the vessel. The Mississippi Bankruptcy Court granted a motion to auction the "Surfside Princess" under the terms of Section 363 of the Bankruptcy Code. The auction was completed in February 2003 and the purchase agreement was consummated in May 2003.

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

Overview

  The Company's operating results are affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the results of pursuing various development opportunities, the economic environment and general weather conditions. Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods. The Company's operations are not significantly affected by seasonality.

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

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which were within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the proposed locations. The Commission's decision was challenged by one of the applicants whose proposal was not selected and by other entities. In September 2001, the applicant selected by the Gaming Commission announced it would not proceed with the development of the project. The Gaming Commission announced that it will consider licensing an additional casino in the St. Louis market. One such application has been filed to operate a gaming facility approximately 20 miles south of the "Admiral." The Gaming Commission has extended the period in which applications can be filed but has not indicated a specific deadline for such filings. The opening of a new casino in the St. Louis market would have a material adverse impact on the St. Louis operations under most possible scenarios.

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

  --Economic Environment

  The Company's business involves leisure and entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that any of the Company's demographic markets suffer adverse economic conditions, the Company's revenues may be materially adversely affected.

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

Potential Growth Opportunities

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

Results of Operations

  The results of operations for the years ended February 28, 2003, 2002 and 2001 include the gaming results for the Company's operations in St. Louis, Missouri and Biloxi, Mississippi and, of much lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the non-gaming cruise operations in St. Louis (Gateway Riverboat Cruises) through the date of sale.
The results of operations also include the Company's gaming operations in Davenport, Iowa and, to a much lesser significance, the non-gaming operations in Davenport (the Blackhawk Hotel) through the date of sale. The assets of the Davenport operations were sold on October 10, 2000 and the assets of Gateway Riverboat Cruises ("Gateway") were sold July 17, 2001.

  The following table highlights the results of the Company's operations during the periods presented.

                                                Twelve Months Ended February 28,
                                                  2003        2002        2001
                                                 ------      ------      ------
                                                         (in millions)
             St. Louis, Missouri Operations
               Operating revenues                $ 73.9      $ 79.1       $ 62.4
               Operating income (loss)              4.9         6.1         (0.7)

             Biloxi, Mississippi Operations
               Operating revenues                  49.8        50.1         50.2
               Operating income                     2.9         1.9          2.7

             Davenport, Iowa Operations
               Operating revenues                   --          --          39.5
               Operating income (loss) (1)          --         (0.5)         5.8

             Corporate Leasing Operations
               Operating loss                      (2.8)       (8.1)       (15.1)

             Corporate Administration
               and Development
               Operating loss                      (3.5)       (4.1)        (4.9)

             St. Louis operating margin             6.6%        7.7%        (1.1)%
             Biloxi operating margin                5.8%        3.8%         5.4%

(1) During fiscal 2002, the Company's Davenport operations reflect a net loss of $0.5 million, of which, $0.7 million related to attorneys fees and settlement of certain legal proceedings which were incurred by PRC Iowa, the general partner of the 95% Company-owned operating partnership, TCG. TCG managed the Company's Davenport casino operations until the sale of the Davenport operations in fiscal 2001. The $0.7 million legal costs and settlement were offset by a net reduction of expense of $0.2 million primarily related to an adjustment to estimated accrued liabilities.

   The following table highlights cash flows of the Company's operations.

                                                Twelve Months Ended February 28,
                                                  2003        2002        2001
                                                 ------      ------      ------
                                                         (in millions)
             Cash flows provided by (used in)
               operating activities             $ 10.1       $  3.8      $ (8.5)
             Cash flows provided by (used in)
               investing activities               (4.0)         0.5        39.8
             Cash flows used in
               financing activities               (0.1)        (2.7)      (35.2)
             Cash paid for interest                0.1          6.4        17.1

Fiscal 2003 Compared to Fiscal 2002

  Operating revenues. The Company generated consolidated operating revenues of $123.7 million during fiscal 2003 compared to $129.2 million during fiscal 2002, a decrease of $5.5 million. The St. Louis operations experienced a decrease in revenue of $5.2 million and the Biloxi operations experienced a decrease in revenue of $0.3 million. Excluding the Gateway operations, St. Louis revenues decreased $4.5 million.

  Gaming revenues in the Company's St. Louis operations decreased $3.6 million, or 4.6%, during fiscal 2003, compared to fiscal 2002. The St. Louis market share decreased to approximately 9.2% during fiscal 2003 from approximately 10.1% in fiscal 2002. Management believes this decrease is primarily attributable to increased competition resulting from expansion by a competitor in the St. Louis market, high water on the Mississippi River that caused the casino to be closed for a week, and customer apprehension following the Company's reorganization filing. Gaming revenues at the Company's Biloxi operations increased $0.5 million, or 1.0%, during 2003 compared to prior year, primarily as a result of increased volume.

  The Company's revenues from food and beverage were $13.3 million during fiscal 2003, compared to $14.4 million during fiscal 2002, a decrease of $1.1 million. Excluding the Gateway operations, revenues from food and beverage decreased $0.8 million, or 5.6%, during fiscal year 2003. The decrease was primarily the result of a decrease in St. Louis revenue due to a decrease in patron volume, a change in the direct mail program which results in a decrease in food and beverage promotional revenue and the buffet closing one week due to high water and 11 days for remodeling.

  The Company's revenues from hotel, retail and other were $10.4 million during fiscal 2003, compared to $11.0 million during fiscal 2002, a decrease of $0.6 million. Excluding the Gateway operations, revenues from hotel, retail and other decreased $0.3 million, or 2.6% during fiscal year 2003. St. Louis retail and other revenue decreased $0.3 million primarily as a result of decrease volume.

  Promotional allowances were $23.1 million during fiscal 2003 compared to $22.6 million during fiscal 2002, an increase of $0.5 million, or 2.2%. Promotional allowances in St. Louis decreased $0.3 million and promotional allowances in Biloxi increased $0.8 million in fiscal 2003. The decrease in St. Louis is primarily the result of changes made in the direct mail program. The increase in Biloxi is the result of an increase in room promotions and food and beverage complementaries in Biloxi in response to the competitive environment.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $70.4 million during fiscal 2003, compared to $72.8 million during fiscal 2002, a decrease $2.4 million, or 3.3%. The decrease in gaming costs was primarily attributable to a $2.1 million decrease in gaming costs in St. Louis as a result of a (i) $1.7 million decrease in gaming and admissions taxes which was attributable to decreased gaming revenues, (ii) $0.3 million decrease in payroll and benefit costs, and (iii) $0.6 million decrease in the cost of complimentaries offset by an increase slot machine lease expense and an increase in repairs and maintenance. Gaming costs decreased $0.3 million in Biloxi primarily as a result of a decrease in payroll and payroll benefit costs offset by an increase in rooms provided to casino patrons and an increase in player development events.

  The Company's costs and expenses for food and beverage were $8.7 million during fiscal 2003, compared to $9.6 million during fiscal 2002, a decrease of $0.9 million. Excluding the Gateway operations, food and beverage expenses decreased $0.6 million, or 6.3%, during fiscal year 2003. Decreases at both casino properties are primarily due to more efficient purchasing and reduced volume.

  The Company's costs and expenses for hotel, retail and other were $2.8 million during fiscal 2003, compared to $3.3 million during fiscal 2002, a decrease of $0.5 million. Excluding the Gateway operations, expenses from hotel, retail and other decreased $0.1 million, or 3.0%, during fiscal year 2003. The decrease is primarily due to the St. Louis operations change in product mix and subsequent downsizing of the gift shop in December 2002.

  The Company's consolidated selling, general and administrative expenses were $30.1 million during fiscal 2003, compared to $32.3 million during fiscal 2002, a decrease of $2.2 million. Excluding the Gateway operations, selling, general and administrative expenses decreased $2.0 million, or 6.2%. The St Louis casino operations experienced a decrease in selling, general and administrative costs of $1.2 million primarily due to (i) a reduction of payroll and payroll benefits of $0.5 million, (ii) a decrease in professional fees of $0.3 million, and (iii) a decrease in parking related expenses of $0.4 million as a result of the new guest parking lot, changes made in the valet parking and reduced shuttle bus repairs and maintenance resulting from the retirement and replacement of the older busses. Biloxi combined operations experienced an increase of $0.1 million primarily as a result of increased bus subsidy in response to the competitive environment. Corporate leasing operations' selling, general and administration costs decreased $0.1 million and Corporate administration selling, general and administration costs decreased $0.4 million. Corporate leasing expenses decreased primarily as a result of the costs associated with repossessing the vessel in fiscal 2002. Corporate expenses decreased primarily as a result of a reduction in legal fees charged to selling, general and administration expense associated with the negotiations with the Company's Noteholders. Since the filing of the bankruptcy petitions in the current year, these costs have been charged to reorganization expense. Excluding the Gateway operations, as a percentage of consolidated revenues, selling, general and administrative expenses decreased to 24.3% during fiscal 2003, from 24.8% during fiscal 2002.

  Depreciation expense was $8.9 million during fiscal 2003 compared to $8.4 million during fiscal 2002, an increase of $0.5 million, or 6.0%. The leasing operations ceased depreciating assets as of August 31, 2000 based on management's decision to sell the assets and resumed depreciation in March of 2002 as a result of the adoption of newly issued accounting guidance. The leasing operations contributed depreciation expense of $0.6 million for the year ended February 28, 2003.

  During fiscal 2003 and 2002, management's ongoing evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in the recognition of an impairments of long-lived assets of $1.2 million and $7.1 million, respectively, on two casino vessels not used in the Company's gaming operations and accounted for in the Company's leasing segment. The $1.2 million impairment recorded in February 2003, was the result of an auction held on the "Surfside Princess" under the terms of
Section 363 of the United States Bankruptcy Code. The net book value of the vessel was written down to the winning bid of $1.5 million.

  The Company incurred development costs of $0.1 million during fiscal 2003, compared to $0.4 million during fiscal 2002. During both fiscal years, the costs were incurred for the Destination Broadwater project.

  Operating income. As a result of the foregoing items, the Company had operating income of $1.5 million during fiscal 2003, compared to an operating loss of $4.7 million during fiscal 2002.

  Interest expense, net. The Company incurred net interest expense of $7.6 million during fiscal 2003, compared to $14.1 million during fiscal 2002, a decrease of $6.5 million. The decrease is the result of $6.7 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be under-secured and as a result, interest ceased to accrue as of the date thereof. Additionally, there was $0.5 million of interest income in the prior year which resulted from the installment sale agreement, with no comparable income in the current year.

  Reorganization items. The Company incurred reorganization items of $1.5 million during the year ended February 28, 2003, compared to $1.4 million during the year ended February 28, 2002. On April 19, 2001, PBLLC filed a voluntary bankruptcy petition for bankruptcy and began incurring costs associated with its reorganization. On June 20, 2002, the Company's parent company and PRC-Missouri filed voluntary petitions and in July 2002, substantially all of the Company's other operating subsidiaries filed voluntary petitions. Costs associated with the reorganizations consist of professional fees and U.S. Bankruptcy Trustee fees.

  Gain/loss on disposal of fixed assets. The Company recorded a loss of $0.1 million during the year ended February 28, 2003, primarily as a result of the sale of certain gaming equipment in St. Louis. As previously discussed, during fiscal 2002, the Company sold the assets of its St. Louis-based non-gaming cruise riverboats and recognized a gain of $0.8 million.

  Minority interest expense. The Company incurred $1.3 million in minority interest expense during fiscal 2003, compared to $1.2 million during fiscal 2002. During both periods the minority interest relates to Mr. Connelly's Class B Unit of the Broadwater Property.

  Net loss. As a result of foregoing items, the Company incurred a net loss of $9.1 million during fiscal 2003, compared to a net loss of $20.7 million during fiscal 2002.

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

  As discussed above, the Company and its subsidiaries are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy, management believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not make the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable.

  The Company was unable to make the principal and interest payments due September 15, 2001 and the interest payment due March 15, 2002, on its Senior and Secured Notes. As of February 28, 2003, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  The Company requires approximately $6.5 million of cash to fund daily operations. As of February 28, 2003 and April 30, 2003, the Company had $9.7 million and $15.6 million of non-restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management believes that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operating properties. The debt obligations are currently stayed by the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $5.3 million in restricted cash as of February 28, 2003 related to the Broadwater Property. Prior to the filing for reorganization under Chapter 11, PBLLC deposited revenues into lockboxes that were controlled by its lender. Expenditures from the lockboxes were limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by its loan agreement. The lender continues to control the capital improvements lockbox. PBLLC currently operates under a cash collateral stipulation and agreement, which allows PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement. Revenues of PBLLC include the operations of the hotels and golf course and $3.1 million annually of proceeds from rental of the Biloxi casino's mooring site.

  The Company had $0.7 million in restricted short-term investments as of February 28, 2003, consisting of certificates of deposit guaranteeing certain performance obligations of the Company's casino operations.

  The Company generated $10.1 million of cash from operating activities during fiscal 2003, compared to generating $3.8 million during fiscal 2002. Accrued and unpaid interest contributed to $7.9 million of the cash generated from operating activities during fiscal 2003.

  The Company used $4.0 million of cash in investing activities during fiscal year 2003. The Company expended $5.6 million on property and equipment, of which approximately $4.2 million related the St. Louis operations and $1.4 million was spent in Biloxi.

  The Company used $0.1 million of cash financing activities during fiscal year 2003 as a result of one principal payment made on the "President Casino-Mississippi" note.

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

  PBLLC was obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and non-refundable when the Indebtedness was due. As of the default date, the Company began accruing, but had not paid, interest on the unpaid loan fee at the stipulated rate. The Company continued to make the monthly interest payments accruing on the $30.0 million principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi.

  The term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. Under the terms of the term note payable, $2.1 million principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court of Southern Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which will allow the vessel to be seized and sold. To date, no further action has been taken by the lender.

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

Critical Accounting Policies

  --Significant Accounting Policies and Estimates

  The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of the Company's accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to property, plant and equipment, asset impairment, insurance reserves and player point liability require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management's judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from the Company's estimates. To provide an understanding of the methodology applied, significant accounting policies and basis of presentation are discussed where appropriate in this discussion and analysis and in the notes of the consolidated financial statements.

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

  --Recently Issued Accounting Standards

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. This SFAS applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 will be effective for the Company's fiscal year 2004 financial statements. The Company believes that this SFAS will not have a significant impact on its financial position or results of operations.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for the Company beginning after March 1, 2002. The adoption of SFAS No. 144 has resulted in depreciation expense of $0.6 million on its two non-operating vessels for the year ended February 28, 2003.

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will account for all applicable activities, if any, in fiscal year 2004 or future periods in accordance with SFAS 146.

  In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and Interpretation of FASB Statements Nos. 5, 57 and 107 and recession of FASB Interpretation No. 34.
FIN 45 requires: (1) the guarantor of debt to recognize a liability, at the inception of the guarantee, for the fair value of the obligation undertaken in issuing this guarantee, (2) indirect guarantees of debt to be recognized in the financial statements of the guarantor, and (3) the guarantor to disclose the background and nature of the guarantee, the maximum potential amount to be paid under the guarantee, the carrying value of the liability associated with the guarantee and any recourse of the guarantor to recover amounts paid under the guarantee from third parties. FIN 45 rescinds all the provisions of FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others;" as it has been incorporated into the provisions of FIN 45. The provisions of FIN 45 are effective for all guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for the financial statements of interim and annual periods ending after December 15, 2002. The Company does not have any significant commitments within the scope of FIN 45, except as disclosed in the footnotes to the consolidated financial statements.

  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation SFAS 123, to provide alternative methods of transition when an entity changes from the intrinsic value method to the fair-value method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosure about the effects of stock based compensation by requiring pro forma data to be presented more prominently and in a more transparent format in the footnotes to the financial statements. In addition, SFAS 148 requires that the information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for periods ending after December 15, 2002. The Company intends to continue accounting for stock-based employee compensation using the intrinsic value method and does not believe SFAS 148 will have a material impact on the Company's financial position and results of operations, apart from the additional disclosure requirements of SFAS 148.

 Forward Looking Statements

  This Annual Report on Form 10-K and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Annual Report on Form 10-K and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects; (ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continuation of future operating and net losses by the Company; (ii) the inability of the Company to restructure its debt obligations and facilitate its and its subsidiaries successful emergence from bankruptcy; (iii) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations and continue as a going concern; (iv) developments or new initiatives by our competitors in the markets in which we compete; (v) our stock price; (vi) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (vii) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  As of February 28, 2003, the Company had $114.1 million of debt, including a loan fee of $7.0 million associated with the $30.0 million note related to the Broadwater Property. Of this amount, $75.0 million bears interest at fixed rates. The remaining $39.1 million bears interest at variable rates. The $30.0 million Broadwater Property note payable and associated $7.0 million loan fee bear interest at a stipulated variable rate at the greater of (i) 8.75% or (ii) 4.0% plus the LIBOR 30-day rate. The M/V "President Casino-Mississippi" note payable of $2.1 million bears interest at 2.0% over the prime rate of J.P. Morgan Chase & Company. As of February 28, 2003, the average interest rate applicable to the debt carrying variable rates was 11.64%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of February 28, 2003, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.
                                     41

                                    Part III

Item 10.  Directors and Executive Officers Registrant

  As of the date hereof, the directors and executive officers of the Company, together with certain information about them, are set forth below.

         Name           Age    Director Since    Positions with the Company
         ----           ---    --------------    --------------------------
   John E. Connelly      77        1992          Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Class III)
   John S. Aylsworth     52        1995          President, Chief Operating
                                                   Officer and Director
                                                   (Class III)
   Terrence L. Wirginis  51        1993          Vice Chairman of the Board,
                                                   Vice President-Marine and
                                                   Development and Director
                                                   (Class II)
   Ralph J. Vaclavik     48         --           Senior Vice President and
                                                   Chief Financial Officer
   Karl G. Andren        56        1993          Director (Class I)
   Royal P. Walker, Jr.  43        1996          Director (Class I)

  The Company has a classified Board of Directors consisting of three classes. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms are expiring. No annual meeting of stockholders has been held since August 2001 and none is scheduled for 2003. Each director will continue in office until his successor is duly elected and qualified.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. The Company has designated an officer who is available to the Company's Reporting Persons to assist them in filing the required reports. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended February 28, 2003 all Section 16(a) filing requirements applicable to the Reporting Persons were complied with.

Item 11.  Executive Compensation

  The following table sets forth certain information with respect to compensation paid by the Company during the three fiscal years ended February 28, 2003, 2002 and 2001, respectively, to each of the named executive officers of the Company.

                                    SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                        Annual Compensation     Compensation
                                        --------------------    ------------
                                                                 Securities          All
                                Fiscal                           Underlying         Other
Name and Principal Position      Year     Salary      Bonus     Options/SARs    Compensation (1)
---------------------------     ------    ------      -----     ------------    ----------------

John E. Connelly                 2003    $200,000    $    --          --            $ 3,375
Chairman of the Board and        2002     200,000         --          --              2,438
Chief Executive Officer          2001     200,000      33,333         --              3,385

John S. Aylsworth                2003    $450,000    $168,751         --            $ 4,141
President and Chief              2002     450,000      56,251     436,667 (2)         3,525
Operating Officer                2001     450,000      93,750         --              3,006

Terrence L. Wirginis             2003    $205,000    $ 76,125         --            $ 4,157
Vice Chairman of the             2002     205,000      15,376     112,000 (2)         3,438
Board and Vice President         2001     205,000      25,625         --              3,332
-Marine and Development

James A. Zweifel (3)             2003    $ 78,635    $ 48,469         --            $ 3,511
Former Executive Vice            2002     235,000      22,031      86,000 (2)         3,488
President and                    2001     218,269      25,725         --              3,447
General Manager

Ralph J. Vaclavik                2003    $180,000    $ 40,500         --            $ 4,034
Senior Vice President and        2002     180,000      13,501      31,000 (2)         3,526
Chief Financial Officer          2001     141,458      15,625         --              3,493

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

(3)  Mr. Zweifel resigned from the Company on June 11, 2002.

  The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table during fiscal 2003. None of the named executive officers exercised any stock options during fiscal 2003.

                                FISCAL YEAR END OPTION/SAR VALUES

                                  Number of Securities
                                 Underlying Unexercised               Value of Unexercised
                                     Options/SARs                   in-the-Money Options/SARs
                                 at Fiscal Year End (#)             at Fiscal Year End ($) (1)
                               -------------------------            --------------------------
Name                       Exercisable       Unexercisable       Exercisable       Unexercisable
----                      --------------     --------------     --------------     --------------

John E. Connelly                   --                --            $    --            $    --
John S. Aylsworth              420,000            16,667                --                 --
Terrence L. Wirginis           107,000               --                 --                 --
James A. Zweifel                86,000               --                 --                 --
Ralph J. Vaclavik               23,500               --                 --                 --

(1)  As of February 28, 2003, no options were in the money.

Employment Arrangements

  In June 1998, the Company entered into separate Amended and Restated Employment Agreements with each of Messrs. Connelly, Aylsworth and Wirginis. The agreements with each of Messrs. Connelly, Aylsworth and Wirginis provide for a term of employment through June 1, 2003. The agreements are automatically renewable thereafter for successive two-year terms unless terminated by either party. Each of the employment agreements is an executory contract which has neither been accepted or rejected in the Company's bankruptcy proceedings.

  In March 2002, the Company entered into an Employment Agreement with Mr. Vaclavik for an employment term through June 1, 2004. The agreement is renewable thereafter for successive two-year terms unless terminated by either party within 90 days of its expiration.

  The agreements provide for minimum annual base salaries of $200,000 for Mr. Connelly and $180,000 for Mr. Vaclavik. In March 1999, the Amended and Restated Employment Agreements of Messrs. Aylsworth and Wirginis were further amended by letter agreements whereby Mr. Aylsworth's minimum annual base salary is $450,000 and Mr. Wirginis's minimum annual base salary is $205,000. Such minimum annual base salaries are subject to increases at the discretion of the Compensation Committee. Each such executive officer may also receive incentive bonuses provided through any incentive compensation plan of the Company.

  Each employment agreement provides that if the Company terminates the employment of the executive without Cause or if the executive terminates his employment for Good Reason prior to a Change in Control of the Company, the Company will be required to pay such executive officer severance benefits including the continuation of the executive's then-current annual salary for a maximum of two years (except for Mr. Vaclavik's agreement, which provides for salary continuation for a one-year period), and the continuation of certain employment benefits to which he otherwise would have been entitled. "Cause" is generally defined as (i) any breach or failure to perform duties or follow instructions of the Board of Directors, (ii) commission of fraud, misappropriation, embezzlement or other acts of dishonesty, alcoholism, drug addiction or dependency or conviction of a felony or gross misdemeanor if the Board of Directors determines such conduct is materially adverse to Company,
(iii) breach of the employment agreement by the executive, or (iv) the refusal by any gaming commission with jurisdiction over the Company's facilities to grant a license to the executive or any suspension or revocation of a license previously granted to the executive. "Good Reason" is generally defined as
(i) a significant and adverse change in the nature or scope of the executive's position, authority, duties or responsibility, (ii) a failure to continue the executive officer's then-current participation in benefits or compensation,
(iii) within a period of one year following a Change in Control (as defined), resignation by the executive in his sole and absolute discretion, or (iv) any material breach of the agreement by the Company.

  The employment agreements additionally provide that each such executive officer will be paid severance benefits in the event that his employment with the Company is terminated by the Company without Cause or by the executive for Good Reason within two years of a Change in Control of the Company. The Change in Control provisions would require, in addition to any other benefits to which the executive is entitled, a lump-sum cash payment in an amount equal to 2.99 times the executive officer's average annual base compensation, as determined pursuant to the employment agreement, for Messrs. Connelly, Aylsworth and Wirginis and in an amount equal to 1.5 times for Mr. Vaclavik. If payment of the foregoing amounts and any other benefits received or receivable upon termination after a Change in Control would subject such executive officer to the payment of a federal excise tax, the total amount payable by the Company to such executive officer would be increased by an amount sufficient to provide such executive officer (after satisfaction of all excise taxes and federal income taxes attributable to such increased payment) with a net amount equal to the amount receivable prior to the federal excise tax and federal income tax owed by the executive officer.

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

Compensation of Directors

  During fiscal 2003, directors who were not employees of the Company received annual director's fees of $36,000. Directors who are employees of the Company do not receive director's fees. Directors of the Company are entitled to receive discretionary grants of stock options. No such grants were made in fiscal 2003. In addition, under the Company's existing stock option plan, each non-employee director elected to the Board of Directors receives a grant of non-qualified stock options to purchase 5,000 shares of Common Stock at the fair market value of the Company's Common Stock on the date of grant. These stock options are exercisable immediately with respect to one-half of the shares and become exercisable with respect to the remainder of the shares in two equal annual installments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of the May 28, 2003: (i) by each person known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) by each of the Company's directors; (iii) by each of the executive officers of the Company listed in the Summary Compensation Table, and (iv) by all of directors and executive officers of the Company as a group.

  Name of Beneficial Owner          No. of Shares (1)     % of Class (1)
  ------------------------         ------------------     -------------
    John E. Connelly                     615,235 (2)          12.2%
    John S. Aylsworth                    558,985 (3)          10.2%
    Terrence L. Wirginis               1,250,603 (4)          24.3%
    Karl G. Andren                        69,500 (5)           1.4%
    Royal J. Walker, Jr.                  36,000 (6)            *
    Ralph J. Vaclavik                     29,114 (7)            *
    All executive officers and
     directors as a group (6 persons)  2,559,437 (8)          45.0%
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

(2) Includes an aggregate of 615,235 shares owned of record by an entity controlled by Mr. Connelly. Mr. Connelly's address is 2180 Noblestown Road, Pittsburgh, PA 15205.

(3) Includes 436,667 shares issuable pursuant to stock options, 420,000 of which are currently exercisable. Mr. Aylsworth's address is 802 North First Street, St. Louis, MO 63102.

(4) Includes 107,000 shares issuable pursuant to stock options which are currently exercisable. Mr. Wirginis's address is 350 West Station Square Drive, Pittsburgh, PA 15219.

(5) Consists of 12,500 shares owned by New York Cruise Lines, Inc., of which Mr. Andren is Chairman and a principal stockholder and 57,000 shares issuable pursuant to stock options which are currently exercisable.

(6) Consists solely of shares issuable pursuant to stock options which are currently exercisable.

(7) Includes 23,500 shares issuable pursuant to stock options which are currently exercisable.

(8) Includes 660,167 shares issuable pursuant to stock options, 643,500 of which are currently exercisable.

Item 13.  Certain Relationships and Related Transactions

  J. Edward Connelly and Associates, Inc. ("JECA"), an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. Under the operating agreement of PBLLC, such Class B interest is entitled to certain redemption rights and preferred returns on cash flows. In April 2001, PBLLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As part of the plan of reorganization filed by PBLLC in the bankruptcy proceedings, JECA will retain its membership interest but any payments by PBLLC to JECA shall be restricted until such time as all outstanding obligations to Lehman and other interests receiving funds under the plan of reorganization are discharged.

  The M/V "President Casino-Mississippi" and various equipment aboard the M/V "President Casino-Mississippi" collateralizes a term note payable which is also personally guaranteed by Mr. Connelly and his affiliates. The highest aggregate sum guaranteed in fiscal 2003 was $2.2 million. The guaranteed amount as of February 28, 2003 was $2.1 million. The Company is in default on the term note payable. The Company continued to make the quarterly principal and interest payments on this note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court of Southern Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which will allow the vessel to be seized and sold. To date, no further action has been taken by the lender.

                                    PART IV

Item 14.   Controls and Procedures

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

Item 15.   Principal Accountant Fees and Services

  The Company's independent public accountants for 2003 and 2002 were Deloitte & Touche LLP.

  Audit Fees. Fees of Deloitte & Touche LLP billed for the audit and review of the Company's Forms 10-K and 10-Q were $193 and $171 for the fiscal years 2003 and 2002, respectively.

  Audit-Related Fees. Fees of Deloitte & Touche LLP billed for compliance with the Missouri and Mississippi Gaming Commissions were $86 and $77 for the fiscal years 2003 and 2002, respectively.

  Tax Fees. Aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning were $19 and $20 for the fiscal years 2003 and 2002, respectively.


  The audit committee of the Company's Board of Directors is in the process of adopting pre-approval policies and procedures for the appointment of independent public accountants for future services rendered.

Item 16.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Financial Statements.

           See the Index to Financial Statements and Schedules on page F-1.

    2.     Financial Statement Schedules.

           See the Index to Financial Statements and Schedules on page F-1.

    3.     Exhibits.

           See Exhibit Index on page F-55.

(b)        Reports on Form 8-K.

           On December 13, 2002, the Company filed a Current Report on Form 8-K dated December 2, 2002, reporting under Item 1 that pursuant to the terms of an Agreement to Terminate Stock Option and Effectuate Stock Purchase dated as of July 29, 2002, John E. Connelly, the Chairman and Chief Executive Officer of President Casinos, Inc., a Delaware corporation (the "Company"), transferred 1,040,878 shares of common stock, $0.06 par value per share (the "Common Stock"), of the Company to Terrence L. Wirginis, Vice Chairman and Vice President - Marine and Development of the Company. The aggregate consideration paid for the 1,040,878 shares of Common Stock was $104,088. The entire amount of such consideration was paid by Terrence L. Wirginis from personal funds.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC. (Debtors-in-Possession)
     Consolidated Financial Statements:
       Independent Auditors' Report .....................................F-1
       Consolidated Balance Sheets as of February 28, 2003 and 2002......F-2
       Consolidated Statements of Operations for the Years
         Ended February 28, 2003, 2002 and 2001..........................F-3
       Consolidated Statements of Stockholders' Equity (Deficit)for
         the Years Ended February 28, 2003, 2002 and 2001................F-4
       Consolidated Statements of Cash Flows for the Years
         Ended February 28, 2003, 2002 and 2001..........................F-5
       Notes to Consolidated Financial Statements........................F-6
     Financial Statement Schedule:
       Schedule II--Valuation and Qualifying Accounts...................F-45
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.

II.  THE CONNELLY GROUP, L.P.
     Financial Statements:
       Independent Auditors' Report.....................................F-46
       Balance Sheets as of February 28, 2003 and 2002..................F-47
       Statements of Operations for the Years
         Ended February 28, 2003, 2002 and 2001.........................F-48
       Statements of Partners' Preferred Redeemable Capital and
         General Capital for the Years
         Ended February 28, 2003, 2002 and 2001.........................F-49
       Statements of Cash Flows for the Years
         Ended February 28, 2003, 2002 and 2001.........................F-50
       Notes to Financial Statements....................................F-51
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts..................F-54
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Members of the Board of Directors of President Casinos, Inc.:

We have audited the accompanying balance sheets of President Casinos, Inc. (debtors-in-possession), (the "Company") as of February 28, 2003 and February 28, 2002, and the related statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended February 28, 2003. Our audits also include the financial statement schedule listed in the Index at Item 16(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2003 and February 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allocated for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the business.

The accompanying financial statements have been prepared assuming that the Company, will continue as a going concern. As discussed in Notes 1 and 2, the Company has suffered recurring losses from operations, generated negative cash flows from operations and has a net stockholder's deficit. Management's plans in regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 9, 2003, except for paragraph 11 of Note 1, as to which the date is May 14, 2003, paragraph 6 of Note 1, as to which the date is May 15, 2003, and paragraph 11 of Note 1 and paragraph 1 of Note 15, as to which the date is May 28, 2003

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)

                                                                              February 28,
                                                                            2003       2002
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $ 16,159   $ 10,110
  Restricted cash and cash equivalents..................................     5,304      6,942
  Restricted short-term investments.....................................       712        775
  Receivables, net of allowance for doubtful accounts of $189 and $180..       659        823
  Inventories...........................................................     1,202      1,143
  Prepaid expenses and other current assets.............................     2,818      2,050
                                                                          ---------  ---------
      Total current assets..............................................    26,854     21,843

Property and Equipment, net.............................................    93,980     98,607
                                                                          ---------  ---------
                                                                          $120,834   $120,450
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $  1,513   $  2,980
  Accrued payroll and benefits..........................................     3,866      5,183
  Accrued interest......................................................     9,818     15,558
  Accrued loan fee......................................................     7,000      7,000
  Other accrued liabilities.............................................     6,232      7,311
  Short-term debt.......................................................       --           5
  Current maturities of long-term debt..................................    30,000    107,200
                                                                          ---------  ---------
      Total current liabilities not subject to compromise...............    58,429    145,237
                                                                          ---------  ---------
Liabilities Subject to Compromise.......................................   111,340        646
                                                                          ---------  ---------
       Total liabilities..............................................   169,769    145,883
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Minority Interest.......................................................       679     15,102
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (151,645)  (142,566)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................   (49,614)   (40,535)
                                                                          ---------  ---------
                                                                          $120,834   $120,450
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Years Ended February 28,
                                                  2003       2002       2001
                                                 ------     ------     ------

OPERATING REVENUES:
Gaming.....................................    $123,177   $126,269   $147,810
Food and beverage..........................      13,278     14,426     18,437
Hotel......................................       6,134      5,502      6,748
Retail and other...........................       4,224      5,539      6,125
Less promotional allowances................     (23,092)   (22,552)   (27,022)
                                               ---------  ---------  ---------
  Total operating revenues.................     123,721    129,184    152,098
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...................      70,409     72,812     83,146
Food and beverage..........................       8,690      9,645     12,657
Hotel......................................       1,250      1,351      2,134
Retail and other...........................       1,557      1,946      2,343
Selling, general and administrative........      30,060     32,269     40,676
Depreciation and amortization..............       8,923      8,413     10,360
Impairment of long-lived assets............       1,167      7,068     12,709
Development................................         123        416        292
                                               ---------  ---------  ---------
  Total operating costs and expenses.......     122,179    133,920    164,317
                                               ---------  ---------  ---------

OPERATING INCOME (LOSS)....................       1,542     (4,736)   (12,219)
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Interest expense (contractual interest of
   $14,551 for the year ended
   February 28, 2003)......................      (7,840)   (14,945)   (19,588)
Interest income............................         190        834        990
Reorganization items, net..................      (1,535)    (1,444)       --
Gain (loss) on sale of
   property and equipment..................        (117)       771     33,985
                                               ---------  ---------  ---------
Total other income (expense), net..........      (9,302)   (14,784)    15,387
                                               ---------  ---------  ---------
INCOME (LOSS) BEFORE MINORITY INTEREST.....      (7,760)   (19,520)     3,168

Minority interest..........................       1,319      1,228      3,374
                                               ---------  ---------  ---------
NET LOSS...................................    $ (9,079)  $(20,748)  $   (206)
                                               =========  =========  =========

Basic and diluted net loss per share.......     $ (1.80)   $ (4.12)   $ (0.04)
                                                ========   ========   ========
Weighted average common and dilutive
 potential common shares outstanding.......       5,033      5,033      5,033
                                                 =======    =======    =======
See Notes to Consolidated Financial Statements.

                          PRESIDENT CASINOS, INC.
                          (DEBTORS-IN-POSSESSION)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (in thousands)

                                                Additional
                                      Common      Paid-In   Accumulated
                                       Stock      Capital     Deficit      Total
                                       -----      -------     --------     -----

Years Ended February 28,
 2001, 2002 and 2003:

Balance as of March 1, 2000.......  $     302   $ 101,729   $(121,612)  $ (19,581)
Net loss..........................        --          --         (206)       (206)
                                    ----------  ----------  ----------  ----------
Balance as of February 29, 2001...        302     101,729    (121,818)    (19,787)
Net loss..........................        --          --      (20,748)    (20,748)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2002...        302     101,729    (142,566)    (40,535)
Net loss..........................        --          --       (9,079)     (9,079)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2003...  $     302   $ 101,729   $(151,645)  $ (49,614)
                                    ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                           Years Ended February 28,
                                                         2003        2002        2001
                                                        ------      ------      ------

Cash flows from operating activities:
Net loss............................................   $ (9,079)   $(20,748)   $   (206)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization...................      8,923       8,413      10,360
    (Gain) loss on disposal of assets...............        117        (771)    (33,985)
    Impairment of long-lived assets.................      1,167       7,068      12,709
    Amortization of deferred financing
      costs and discount............................        --          281       1,547
    Amortization of lease option....................        --          253         --
    Minority interest...............................      1,319       1,228       3,374
    Reorganization items, net.......................      1,535       1,444         --
    Net change in working capital accounts..........      6,124       6,598      (2,454)
    Net change in long-term accounts................        --          --          115
                                                       ---------   ---------   ---------
      Net cash provided by (used in)
        operating activities........................     10,106       3,766      (8,540)
                                                       ---------   ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........     (5,592)     (4,482)     (9,238)
  Proceeds from the sale of property
     and equipment..................................         12       1,710      58,407
  Proceeds from notes receivable....................        --          596         --
  Changes in restricted cash........................      1,638      (2,538)     (1,624)
  Purchase of short-term investments................        (12)       (250)     (5,663)
  Maturity of short-term investments................         75       5,413         685
                                                       ---------   ---------   ---------
       Net cash provided by (used in)
         investing activities.......................     (3,879)        449      42,567
                                                       ---------   ---------   ---------
Cash flows from financing activities:
  Payments on notes payable.........................       (105)     (2,663)    (35,151)
  Payments on capital lease obligations.............        --           (1)         (5)
  Payment of minority interest......................        (73)        --       (2,720)
                                                       ---------   ---------   ---------
      Net cash used in financing activities.........       (178)     (2,664)    (37,876)
                                                       ---------   ---------   ---------
Net increase (decrease) in cash and
  cash equivalents..................................      6,049       1,551      (3,849)

Cash and cash equivalents at beginning of year......     10,110       8,559      12,408
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of year............   $ 16,159    $ 10,110    $  8,559
                                                       =========   =========   =========

See Notes to Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

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

  The Company and its subsidiaries each continue in possession and use of their assets as debtors-in-possession. The Company and its subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated under the Company's case.

  Prior to any of the cases being transferred to the Missouri Bankruptcy Court, the Mississippi Bankruptcy Court established "bar dates" all of which have expired, by which all claimants were required to submit and characterize claims against the Company. As part of the Company's and its subsidiaries' Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the filing for the purpose of identifying all pre-petition claims. In the Company's Chapter 11 case, substantially all of the Company's liabilities as of the filing date are subject to adjustment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts and unexpired leases, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items.

  The consummation of a plan or plans of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company and its subsidiaries, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Company had the exclusive right for 120 days from the filing date to file a Plan, and for 180 days from the filing date to solicit and receive the votes necessary to confirm a Plan. The Company was unable to have a plan confirmed prior to the expiration of these exclusivity periods, and the Missouri Bankruptcy Court denied the Company's motion to further extend the exclusivity period. Accordingly, in addition to the Company, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Company. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

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

  On May 15, 2003, the Missouri Bankruptcy Court issued an order approving a joint motion filed by the Company, the unsecured creditors' committee (the "Committee") and certain bondholders of the Company (the "Bondholders") with respect to a timetable and process for the Company's reorganization proceedings. Specifically, the joint motion sought entry of an order approving a timetable and process set forth in a Term Sheet, dated March 25,

2003 (the "Term Sheet"), with respect to either (i) the refinancing of the Company by July 18, 2003, or (ii) a sale of the assets related to the Company's St. Louis gaming operations. In addition, the Court approved motions by the Company to approve the appointment of Libra Securities LLC to serve as the Company's investment banker in connection with any sale of the St. Louis operations.

  As set forth in the Term Sheet, the Company, the Committee and the Bondholders have agreed that the Company shall have until July 18, 2003 to effect a recapitalization of the Company pursuant to a plan of reorganization with qualified financing commitments under which the unsecured creditors and bondholders would be repaid in full. The Term Sheet also outlines a process and timetable under which the Company's St. Louis operations would be sold in the event that a recapitalization of the Company is not completed as set forth in the Term Sheet. As part of such process, the Company would be required to meet certain benchmarks which, if not met, would permit the Committee to file a motion with the Court for the sale of the Company's St. Louis operations and to appoint a chief restructuring officer to manage the sale process. Such benchmarks include: (i) submission of draft marketing materials by May 1, 2003, (ii) delivery of marketing materials to qualified prospective purchasers within 3 days of the end of the 2003 Missouri Legislative Session, or no later than June 1, 2003, (iii) execution of a definitive asset purchase agreement by August 1, 2003, (iv) filing of a motion to approve the sale by August 4, 2003, and (v) good faith efforts by the Company to locate a purchaser and cooperate with the sale process. The Term Sheet also contemplates that preliminary bids would be received by July 11, 2003, and that a preliminary "stalking horse" bidder would be selected by July 18, 2003.

  The Company believes that, as a practical matter, a refinancing can be accomplished, if at all, only if Missouri's gaming law is changed to eliminate current loss limits which place a five hundred dollar limit on the amount a gaming customer can lose during a two-hour gaming session. Legislation eliminating loss limits in Missouri was proposed during the January 2003 session of the Missouri General Assembly, but the session was adjourned without the legislation being passed. Missouri law gives the Governor of Missouri the ability to call a special session of the legislature. The Missouri Governor has announced the veto of several of the bills passed by the legislature and announced the call of a special session on June 2, 2003 for these bills to be reconsidered where it is anticipated that the subject of additional funding for the state will also be addressed. The Company currently anticipates that, if a special session is convened, the subject of removing the five hundred dollar loss limit will again be presented, and that such a proposal may also be accompanied by a proposal or proposals to increase revenue from gaming companies.

  If the legislature removes loss limits and does not modify the existing gaming tax structure such that a substantial portion of the economic benefit of removal of the loss limits is decreased through the imposition of new taxes, it is possible that the Company will be able to effect a refinancing. No assurance can be given as to the achievement of a refinancing due to the uncertainty of the scope of any potential legislation, the actual and potential effect of the removal of loss limits as of the date refinancing is sought as well as other inherent difficulties and risks of obtaining financing on acceptable terms. However, if loss limits are not removed and a refinancing cannot not be completed, for whatever reason, then pursuant to the order of the Missouri Bankruptcy Court, the Company will be obligated to begin a process pursuant to which the St. Louis operations would be sold. At the current time, in the absence of the removal of loss limits, the Company believes that the value of revenues from operations, projected at current rates receivable for gaming operations earning such levels, would in all probability not produce sufficient proceeds to retire in full all of the Bondholder indebtedness which is currently outstanding. In such event, following the sale of the St. Louis operations the Company would continue to owe monies to the Bondholders. While it is not possible to predict what might happen in this event, if the proceeds from any such sale of the St. Louis operations are insufficient to satisfy the Company's obligations to the Bondholders the Company may be forced to sell or otherwise liquidate its investment in its Biloxi operations. In such event, there can be no assurance that the assets of the Company will exceed its obligations, or that the Company would not be dissolved without any distribution to its stockholders.

  President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, was in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continued in possession and use of its assets as a debtor-in-possession and had an agreement with Lehman Brothers Holdings Inc., its lender and largest creditor ("Lehman"), approved by the Mississippi Bankruptcy Court which allowed PBLLC's use of its cash collateral.

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date. In addition, the obligation was be re-documented substantially along the lines of the original obligation. On May 28, 2003, the Company paid Lehman $3,551 pursuant to the Modified Loan. The principal amount of the restructured loan is $46,429 plus interest at the rate of 12.75% per annum from November 1, 2002 until May 28, 2003 on $30,000 plus interest at the rate of 8.75% per annum from November 1, 2002 until May 28, 2003 on $7,000, less the payment by PBLLC to Lehman of $3,551. As of May 28, 2003, the principal amount of the loan was $45,429. The principal amount earns interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Lehman obligation is June 1, 2005. Interest is payable during the term of the loan on the adjusted loan obligation amount of $44,000, less the payment by PBLLC to Lehman on May 28, 2003, or $40,449, plus interest at a rate of 12.75% per annum from November 30, 2002 until the effective date. As of May 28, 2003, the adjusted loan obligation amount was $43,013. PBLLC is required to pay interest earned on the adjusted loan obligation payable monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating.
                                   F-10

Certain interest amounts may be deferred until October 31, 2003. A discount of $3,500 with respect to the obligation will occur and the deferred interest amounts will be waived provided payment of the entire adjusted loan obligation amount is made on or before November 1, 2003.
In the event that payment in full of the restructured loan is made after November 1, 2003 but prior to June 2, 2005, interest on the indebtedness will be calculated at a lower rate as set forth in the Modified Plan.

  Under the Modified Plan, the obligation to Lehman is accelerated in the event the Missouri Bankruptcy Court, having jurisdiction over President Mississippi, does not approve the base rental increase on the marina leased to the Biloxi casino by PBLLC by November 1, 2003. This requirement does not apply if PBLLC's aggregate net cash flow from its operations, after receiving rental payments from President Mississippi at the current base rental, and after certain adjustments are made, equals or exceeds the amount of funds that would be necessary, on an annual basis, to pay the greater of 7.75% per annum or LIBOR plus 4% per annum floating on the adjusted loan obligation amount as of November 1, 2003. The Modified Plan contains an express waiver of rights by PBLLC to seek future bankruptcy protection. J. Edward Connelly Associates, Inc. ("JECA"), the holder of a Class B interest in PBLLC, retains its membership interest, but any payments by PBLLC to JECA shall be restricted until such time as all outstanding obligations to Lehman and other creditors receiving funds under the Modified Plan are discharged.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under the terms of its $2,100 M/V "President Casino-Mississippi" note. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralizes a term note payable which is also personally guaranteed by Mr. Connelly. The Company continued to make the quarterly principal and interest payments on this note prior to the Company's bankruptcy filings. Under the terms of the note agreement, $2,100 principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which will allow the vessel to be seized and sold. To date, no further action has been taken by the lender.

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess" (formerly, the "New Yorker"). Under the terms of the agreement, the Company would receive an aggregate of $9,000 principal installment payments over a period of thirty months commencing on March 29, 2001, which included a final principal balloon payment of $4,388 due October 2003. The note bore an annual interest rate of 10.5%. On October 3, 2001, the Company terminated the installment sale agreement and repossessed the M/V "Surfside Princess," due to the inability of the purchasing party to meet the terms of the agreement. See "Note 12. Commitment and Contingent Liabilities."

  During the forth quarter of fiscal 2003, the Company held a sealed bid auction of the "Surfside Princess" in accordance with Section 363 of the United States Bankruptcy Code. In February, the auction closed and the winning bid was $1,500. On May 2, 2003, the purchase agreement on the vessel was consummated, at which time the liens against the vessel attached to the proceeds from the sale which are held in an escrow account. The Company took a $1,167 valuation allowance on the vessel in February to reduce the net book value to the bid price.

  Management is pursuing various strategic financing alternatives in order to fund its debt obligations and the Company's continuing operations. The Company is pursuing alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including refinancing its debts, selling assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

  The descriptions of the Company's business, financial condition and prospects contained in this Annual Report on Form 10-K are qualified in their entirety by the foregoing description of the significant risks associated with the Company's bankruptcy proceedings.

  As of February 28, 2003, the Company had $16,159 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

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

  The accompanying consolidated balance sheets as of February 28, 2003 and 2002, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filings and proceedings which are required to be expensed as incurred.

3.  NATURE OF OPERATIONS

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. PBLLC, in which BHI has a Class A ownership interest, owns approximately 260 acres in Biloxi, Mississippi, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater," two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). BHI is a wholly-owned subsidiary of the Company. Prior to July 2001, the Company also operated two non-gaming dinner cruise, excursion and sightseeing vessels in St. Louis near the base of the Gateway Arch. The assets of the non-gaming cruise operations were sold July 17, 2001. See "Note 6. Property and Equipment."

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

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

  Cash and cash equivalents include highly liquid investments with maturities of ninety days or less at date of purchase.

Restricted Cash and Cash Equivalents

  Restricted cash and cash equivalents consists of cash and cash equivalents which are held in segregated accounts to fund potential obligations required by third parties. See "Note 5. Restricted Cash and Cash Equivalents and Restricted Short-Term Investments."

Restricted Short-Term Investments

  To fulfill certain regulatory and other obligations, the Company invests in certificates of deposit with maturities greater than ninety days and not in excess on one year at date of purchase. Short-term investments are stated at cost, which approximates fair value. See "Note 5."

Inventories

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

  Leasehold improvements estimated useful lives do not exceed the terms of the lease agreement.

Gaming Revenues and Promotional Allowances

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

                                     2003       2002       2001
                                    ------     ------     ------
         Food and beverage......   $ 4,012    $ 4,586    $ 5,619
         Hotel..................       963        772        657
         Other..................       341        351        305
                                   --------   --------   --------
                                   $ 5,316    $ 5,709    $ 6,581
                                   ========   ========   ========

Indirect Expenses

  Certain indirect expenses of operating departments such as selling, general and administrative and depreciation and amortization are shown separately in the accompanying statements of operations and are not allocated to departmental operating costs and expenses.

Reorganization Items, Net

  Reorganization items, net, represent professional fees and U.S. Bankruptcy Trustee fees, net of forgiveness of certain pre-petition claims by certain professionals of $134, incurred by the Company as a direct result of the Chapter 11 proceedings which are required to be expensed as incurred.

Self-Insurance

  The Company was partially self-insured for employee health and workers compensation claims and third party liability costs through April 1999. Effective May 1999, the Company became fully insured for workers compensation claims. The Company continues to be partially self-insured for certain employee health and third party liability claims. The self-insurance claim liability is based on claims reported and claims incurred but not reported using the Company's historic experience with such matters.

Minority Interest

  The Company recognizes net income (loss) in TCG, in which the Company has a 95% ownership interest, and PBLLC, in which BHI has 100% interest in the Class A Unit which controls PBLLC. In addition, the Company accrues minority interest at 5% of net income for TCG and recognizes a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of February 28, 2003 and 2002, the minority interest on the balance sheet is comprised of $16,343 and $15,028, respectively, related to its obligation to redeem the Class B Unit for $10,000, plus any priority return accrued but not paid, of which $15,484 is included in liabilities subject to compromise as of February 28, 2003. See "Note 16. Minority Interest."

Stock-Based Compensation

  As of February 28, 2003, the Company has stock Option Plans, which are described more fully in "Note 18. Stock Option Plans." The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Substantially all of the Company's stock options were vested as of February 28, 2003. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                           2003         2002         2001
                                          ------       ------       ------
                                     (in thousands, except per share amounts)

    Net loss, as reported               $ (9,079)    $(20,748)    $   (206)
    Deduct:  Total stock-based
      employee compensation
      expense determined under
      the fair value method,
      net of related taxes                   --          (172)        (462)
                                        ---------    ---------    ---------
    Pro forma net income                  (9,079)     (20,920)        (668)
                                        =========    =========    =========
    Earnings per share:
      Basic and diluted, as reported       (1.80)       (4.12)       (0.04)
      Basic and diluted, pro forma         (1.80)       (4.16)       (0.13)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in during fiscal year 2002: dividend yield of zero percent expected volatility of 135.68 percent; risk-free interest rates of 3.11-4.97 percent and the remaining expected lives of the options granted. There were no options granted in fiscal years 2003 and 2001. The weighted-average fair value per share of options granted was $0.87 during 2002.

Basic and Diluted Loss Per Share Information

  Loss per share information is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalent shares from diluted stock options from date of grant, using the treasury stock method. There is no difference between loss per share under the basic and diluted methods due to the anti-dilutive effect of the stock options, since the Company has had losses in all periods presented. See "Note 18. Stock Option Plans."

Fair Value of Financial Instruments

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

Recently Issued Accounting Standards

  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. This SFAS applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 will be effective for the Company's fiscal year 2004 financial statements. The Company believes that this SFAS will not have a significant impact on its financial position or results of operations.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The requirements of SFAS No. 144 are effective for the Company beginning after March 1, 2002. The adoption of SFAS No. 144 has resulted in depreciation expense of $600 on its two non-operating vessels for the year ended February 28, 2003.

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will account for all applicable activities, if any, in fiscal year 2004 or future periods in accordance with SFAS 146.

  In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and Interpretation of FASB Statements Nos. 5, 57 and 107 and recession of FASB Interpretation No. 34.
FIN 45 requires: (1) the guarantor of debt to recognize a liability, at the inception of the guarantee, for the fair value of the obligation undertaken in issuing this guarantee, (2) indirect guarantees of debt to be recognized in the financial statements of the guarantor, and (3) the guarantor to disclose the background and nature of the guarantee, the maximum potential amount to be paid under the guarantee, the carrying value of the liability associated with the guarantee and any recourse of the guarantor to recover amounts paid under the guarantee from third parties. FIN 45 rescinds all the provisions of FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others;" as it has been incorporated into the provisions of FIN 45. The provisions of FIN 45 are effective for all guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for the financial statements of interim and annual periods ending after December 15, 2002. The Company does not have any significant commitments within the scope of FIN 45, except as disclosed in the footnotes to the consolidated financial statements.

  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition when an entity changes from the intrinsic value method to the fair-value method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosure about the effects of stock based compensation by requiring pro forma data to be presented more prominently and in a more transparent format in the footnotes to the financial statements. In addition, SFAS 148 requires that the information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for periods ending after December 15, 2002. The Company intends to continue accounting for stock-based employee compensation using the intrinsic value method and does not believe SFAS 148 will have a material impact on the Company's financial position and results of operations, apart from the additional disclosure requirements of SFAS 148.

Use of Management Estimates

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

Reclassifications

  Certain amounts have been reclassified to conform with fiscal 2003 financial statement presentation.

5.  RESTRICTED CASH AND CASH EQUIVALENTS AND RESTRICTED SHORT-TERM INVESTMENTS

  Restricted cash and cash equivalents consist of the following:

                                                    2003        2002
                                                   ------      ------

        PBLLC restricted cash..................   $  5,304    $  3,088
        TCG restricted cash....................        --        1,500
        BHI restricted cash....................        --        1,702
        Corporate restricted cash..............        --          652
                                                  ---------   ---------
                                                  $  5,304    $  6,942
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

  As of February 28, 2002, TCG had restricted cash of $1,500 pending the outcome of litigation. In May 2002, upon execution of a settlement agreement and mutual release in the aforementioned case, plaintiffs and defendants jointly filed a stipulated consent order, releasing the injunction and dismissing the case with prejudice. Subsequently, TCG made a $1,356 distribution to its partners, inclusive of the limited partner's 5% share.

  BHI had $1,702 cash restricted for payment to John E. Connelly, the Company's Chairman and Chief Executive Officer, as partial redemption of its obligation under the Class B Unit agreement as a component of the Company's PBLLC initial plan of reorganization. Based on subsequent modifications to its plan of reorganization, the cash became unrestricted.

  Corporate restricted cash of $652 was comprised of amounts restricted for interest payments on the Company's Senior Exchange Notes and the Secured Notes and became unrestricted upon filing of the voluntary petition for bankruptcy.

  Obligations giving rise to the requirement for restricted short-term investments consist of the following:

                                                    2003        2002
                                                   ------      ------

        Performance bonds......................   $    612    $    600
        Letter of credit.......................        100         175
                                                  ---------   ---------
                                                  $    712    $    775
                                                  =========   =========

  The Company is required to collateralize a letter of credit and certain performance bonds. To fulfill these requirements, the Company invests in certificates of deposit with maturities greater than ninety days and which do not exceed one year at date of purchase.

6.  PROPERTY AND EQUIPMENT

  Property and equipment owned by the Company is summarized as follows:

                                                    2003        2002
                                                   ------      ------

        Land..................................   $    250    $    250
        Land and marina improvements..........      6,634       6,605
        Buildings and improvements............      3,027       2,937
        Boats, barges and improvements........     50,319      49,968
        Leasehold improvements................      5,041       3,947
        Furnishings and equipment.............     41,125      37,224
        Property held for development or
          sale, at net book value.............     46,018      47,747
        Construction in progress..............        330         665
                                                 ---------   ---------
                                                  152,744     149,343
          Accumulated depreciation............    (58,764)    (50,736)
                                                 ---------   ---------
            Property and equipment, net.......   $ 93,980    $ 98,607
                                                 =========   =========

  On March 29, 2001, the Company executed an installment sale agreement for the M/V "Surfside Princess," (formerly the "New Yorker"). Under the terms of the agreement, the Company would receive an aggregate of $9,000 principal installment payments over a period of thirty months commencing on March 29, 2001, which included a final principal balloon payment of $4,388 due October 2003. The note bore an annual interest rate of 10.5%. On October 3, 2001, the installment sale agreement was terminated and the vessel was repossessed.

  During the forth quarter of fiscal 2003, the Company held a sealed bid auction of the "Surfside Princess" in accordance with Section 363 of the United States Bankruptcy Code. In February, the auction closed and the winning bid was $1,500. The purchase agreement was consummated on May 2, 2003. See "Note 12. Commitments and Contingent Liabilities." The Company recognized a $1,167 asset impairment on the vessel in February to reduce the net book value to the bid price. The vessel is included in property and equipment classified as "property held for sale" as of February 28, 2003.

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

7.  CURRENT PORTION OF LONG-TERM DEBT

  As of February 28, 2003, all of the Company's long-term debt, except the PBLLC note, was classified as liabilities subject to compromise. See "Note 9. Liabilities Subject to Compromise and Reorganization Items." Long-term debt payable, all of which was classified as current liabilities as of February 28, 2002, are summarized as follows:

                                                        2003           2002
                                                       ------         ------

  Senior Exchange Notes, 13%......................   $    --         $ 56,250
  Secured Notes, 12%..............................        --           18,750
  Broadwater Hotel note payable, variable
    interest rate, 12.75% and 12.75%..............     30,000          30,000
  M/V "President Casino-Mississippi" note payable,
   variable interest rate, 5.7%...................        --            2,200
                                                     ---------       ---------
                                                     $ 30,000        $107,200
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

  PBLLC was obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and non-refundable when the Indebtedness was due. Neither the Indebtedness nor the loan fee payments were made on the due date and the Indebtedness is in default. In accordance with the terms of the loan, effective on the default date, penalty interest of 4.0% is accrued in addition to interest at the stipulated rate on the $30,000 principal. Additionally, PBLLC has accrued, but not paid, interest on the unpaid loan fee at the stipulated rate since the date of default. PBLLC continued to make the monthly interest payments accruing on the $30,000 principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 in the Mississippi Bankruptcy Court. See "Note 1. Bankruptcy Proceedings" regarding the Chapter 11 petition filed by PBLLC.

  M/V "President Casino-Mississippi" Note

  The term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company continued to make the quarterly principal and interest payments on this note prior to the bankruptcy filing. Under the terms of the note agreement, $2,100 principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court of Southern Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which will allow the vessel to be seized and sold. To date, no further action has been taken by the lender.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

8.  OTHER ACCRUED EXPENSES

  The components of other accrued expenses are as follows:

                                                             2003        2002
                                                            ------      ------

              Insurance..............................      $    504   $   1,117
              Reorganization costs...................         2,681       1,350
              Taxes, other than income
                and payroll taxes....................           382         687
              Point liability........................           443         787
              Other..................................         2,222       3,370
                                                           ---------   ---------
                                                           $  6,232    $  7,311
                                                           =========   =========

9.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                    2003         2002
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250     $     --
              Secured Notes, 12%,.............................     18,750           --
              M/V "President Casino-Mississippi" note payable,
                variable interest rate, 5.28%.................      2,100           --
              Minority interest...............................     15,669           --
              Accrued interest................................     13,728             9
              Accounts payable and other accrued expenses.....      4,843           637
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $111,340      $    646
                                                                 =========     =========

  As of February 28, 2003, all reorganization items consist of professional fees.

10.  OPERATING LEASES

  During fiscal 2002, the Company leased two mooring sites in St. Louis, Missouri and certain other equipment under operating leases. The Company's mooring site for Gateway Riverboat Cruises in St. Louis was for a term of five years commencing August 1986, with four five-year renewal options. Rent during fiscal years 2002 and 2001 was $2 and $4, respectively, and was subject to rate change every five years as recommended by the Port Commission. The lease was assumed by the purchaser of Gateway Riverboat Cruises in July 2001. See "Note 6. Property and Equipment."

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

  Rent under the terms of the new lease consists of base rent plus a percent of adjusted gross receipts. The base rent is $27 annually and is subject to rate change every five years based on the recommendation of the Port Commission. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80,000, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80,000 but which are equal to or less than $100,000, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100,000. Rent expense for the mooring sites for the years ended February 28, 2003, 2002 and 2001 was $1,508, $1,608 and $1,203, respectively.

  The marina where the Company conducts its Biloxi gaming operations has been determined by the Secretary of State of Mississippi to constitute both "tidelands" and "fast lands" under the Mississippi Trust Tidelands Act (the "Tidelands Act"). The tidelands lease was for an initial period of ten years commencing August 1, 1992. During August 2002, the Company exercised its option to extend the lease for a term of five years under the same terms and provisions, and renegotiated the annual rental. The current rent is $672 annually. The fast lands lease is for a period of 40 years commencing December 31, 1996 for annual rent of $21, adjustable every five years as defined in the lease agreement.

  The operating leases related to the Company's Davenport operations were either terminated or assumed by the purchaser upon the sale of the Davenport operations.

  Rental expense incurred under operating leases was $5,270, $5,434 and $4,619 for the years ended February 28, 2003, 2002 and 2001, respectively.

  Future minimum lease commitments under non-cancelable long-term operating leases as of February 28, 2003, are as follows:

                                          Non-cancelable
                                            Operating
                                              Leases
                                           ------------

           Years ending February 28/29:
             2004........................   $   1,910
             2005........................       1,199
             2006........................         984
             2007........................         942
             2008........................         486
             Thereafter..................         762
                                             ---------
                                             $  6,283
                                             =========

11.  INCOME TAXES

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

  The components of the net deferred tax asset are as follows:

                                                     2003          2002
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 70,239      $ 66,318
       Pre-opening costs and intangible
         assets..............................        2,601         3,028
       Accounting reserves and liabilities...        2,844         3,058
       Tax credits...........................          280           280
       Other.................................          324           432
                                                  ---------     ---------
                                                    76,288        73,116
       Less: Valuation allowance.............      (70,179)      (67,345)
                                                  ---------     ---------
                                                     6,109         5,771
     Deferred tax liabilities:
       Property..............................        6,109         5,771
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

                                   F-25

  As of February 28, 2003, the Company had federal, Missouri and Mississippi net operating loss carryforwards of $170,414, $211,873 and $48,493, respectively. These tax benefits will expire between 2008 and 2023 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the company or its subsidiaries.

  There are numerous and complex tax issues associated with the Company's filing for protection under Chapter 11 of the Bankruptcy Code and the future reorganization, such as discharge of indebtedness, sale of property or potential abandonment of assets. The impact of these tax issues will affect the amount of tax attribute carryforwards and deferred taxes; however, such impact cannot be determined at this time.

12. COMMITMENTS AND CONTINGENT LIABILITIES

Bankruptcy Actions

  On June 20, 2002, the Company together with its subsidiary, President Missouri, which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except President Riverboat Casino-New York, Inc. and PBLLC, to the United States Bankruptcy Court for the Eastern District of Missouri, where they are now pending and being administered. The Company and its subsidiaries each continue in possession and use of their assets as debtors-in-possession. See "Note 1. Bankruptcy Proceedings."

  President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, is in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Mississippi Bankruptcy Court. PBLLC continues in possession and use of its assets as a debtor-in-possession and has entered into an agreement with its lender approved by the Mississippi Bankruptcy Court which allows PBLLC's use of its cash collateral. On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization. See "Note 1. Bankruptcy Proceedings."

Litigation

  --Poulos, McElmore and Shreier, et al. v. Caesar's World, Inc. et al.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same and as well as additional defendants, all of which have now been consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint was filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. On December 19, 1997, the Court, in general, ruled on all motions in favor of the plaintiffs on all pending motions. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. On June 21, 2002, the Court entered an order holding the action could not proceed as a class action. The decision has been appealed to the 9th Circuit Court of Appeals. The last briefs are scheduled to be filed July 14, 2003. Extensive paper discovery has occurred. A motion to stay pending the Company's bankruptcy proceedings has been filed. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

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

  On October 19, 2001, Southern Gaming filed suit in the United States District for Middle District of Florida seeking damages in connection with the charter of the "Surfside Princess." Subsequently this proceeding was consolidated with the prior proceeding involving Southern Gaming. Other suits and claims exist with respect to the vessel. The Mississippi Bankruptcy Court granted a motion for the M/V "Surfside Princess" to be sold outside a plan of reorganization. On May 2, 2003 a purchase agreement on the vessel was consummated, at which time the liens against the vessel attached to the proceeds from the sale. The Company is unable at this time to predict the outcome of this matter with certainty.

  --Other

  The Company is from time to time a party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. Management of the Company does not believe that the outcome of any such litigation will have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming licenses of the Company's subsidiaries.

Missouri Gaming Commission

  On May 1, 2001, the Missouri Gaming Commission issued a preliminary order of discipline in DC-01-004 - DC-01-012 proposing that the Company be assessed administrative penalties totaling $104 for numerous alleged violations of internal gaming control standards and $25 for one alleged violation of making political contributions prohibited by an ordinance of the City of St. Louis. None of the alleged violations of internal control standards involved any loss of funds or affect the integrity of gaming. In August 2002, the Company settled the alleged internal control standard violations for $55. The Company filed a declaratory judgment action regarding the validity of the city ordinance regarding the political contributions. In March 2003, the court declared the ordinance to be invalid, unenforceable and void.

General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Biloxi license was last renewed in April of 2001 and expires in April 2004. The St. Louis license was last renewed in May of 2002 and expires in May of 2004.

13. GUARANTEE OF CITY OBLIGATION

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. The casino was closed on December 3, 2000 to prepare for the move and reopened on December 7, 2000. The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8,744. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of February 28, 2003, the Company's guarantee was $1,075.

14.  RISKS AND UNCERTAINTIES

  --Insurance Risk

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

  --Concentration of Credit Risk

  The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. In addition, the Company maintains significant cash balances on hand at its gaming facilities.

  --Cyclical Nature of Business

  The Company's business involves leisure and entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that any of the Company's demographic markets suffer adverse economic conditions, the Company's revenues may be materially adversely affected.

15.  PRESIDENT BROADWATER LLC FINANCIAL STATEMENTS

  As discussed in "Note 1. Bankruptcy Proceedings," on April 19, 2001, PBLLC filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During fiscal 2003, the Company and substantially all of its other subsidiaries filed voluntary petitions for reorganization under Chapter 11. On May 28, 2003, PBLLC had its plan of reorganization confirmed and emerged from Chapter 11. The condensed balance sheets and statements of operations of PBLLC are as follows:

                                                                     Feb. 28,   Feb. 28,
                                                                       2003       2002
                                                                     --------   --------

           Restricted cash and cash equivalents....................  $  5,304   $  3,088
           Related party receivable................................       394        346
           Other current assets....................................       460        520
           Property and equipment, net.............................    42,109     41,968
                                                                     ---------  ---------
              Total assets.........................................  $ 48,267   $ 45,922
                                                                     =========  =========

           Accounts payable and accrued liabilities................  $ 12,448   $  7,710
           Current portion of long-term debt.......................    30,000     30,000
           Accrued loan fee........................................     7,000      7,000
           Due to related parties..................................        23         46
           Liabilities subject to compromise.......................       754        646
                                                                   ---------  ---------
              Total liabilities....................................    50,225     45,402
                                                                     ---------  ---------
           Redeemable Class B capital..............................    16,343     15,028
           Class A capital.........................................   (18,301)   (14,508)
                                                                     ---------  ---------
              Total liabilities and capital........................  $ 48,267   $ 45,922
                                                                     =========  =========


                                                              Years Ended February 28,
                                                             2003       2002       2001
                                                            ------     ------     ------

         OPERATING REVENUES:
           Hotel......................................    $  6,134   $  5,502   $  5,296
           Related party lease........................       3,204      3,098      2,971
           Retail and other...........................       1,850      2,237      2,483
                                                          ---------  ---------  ---------
             Total operating revenues.................      11,188     10,837     10,750
                                                          ---------  ---------  ---------
         OPERATING COSTS AND EXPENSES:
           Hotel......................................       2,321      2,122      2,274
           Retail and other...........................       1,623      1,694      1,803
           Selling, general and administrative........       4,339      4,524      4,376
           Depreciation and amortization..............         472        736        811
                                                          ---------  ---------  ---------
             Total operating costs and expenses.......       8,755      9,076      9,264
                                                          ---------  ---------  ---------

           OPERATING INCOME...........................       2,433      1,761      1,486
                                                          ---------  ---------  ---------
         OTHER INCOME (EXPENSE):
           Interest income............................          63         74        119
           Interest expense...........................      (4,499)    (4,546)    (5,403)
           Reorganization items, net..................        (475)    (1,444)       --
                                                          ---------  ---------  ---------
           Total other expense, net...................      (4,911)    (5,916)    (5,284)
                                                          ---------  ---------  ---------
           NET LOSS...................................    $ (2,478)  $ (4,155)  $ (3,798)
                                                          =========  =========  =========

16. MINORITY INTEREST

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

  BH Acquisition Corporation ("BHAC"), a company wholly-owned by Mr. Connelly, was the sole owner of the Broadwater Property. Prior to the closing of the transactions, JECA, the successor by merger to BHAC became the sole owner of the Broadwater Property. In connection with the formation of PBLLC, JECA transferred its interest in the Broadwater Property to PBLLC as a capital contribution in exchange for the sole outstanding membership interest in PBLLC. Pursuant to the Redemption Agreement, BHI made a capital contribution of $5,000 to PBLLC in exchange for the Class A Unit of PBLLC as described in the Amended and Restated Limited Liability Company Operating Agreement of PBLLC (the "Amended Operating Agreement"). The Class A Unit affords BHI control of PBLLC. Simultaneously with BHI's acquisition of the Class A Unit, PBLLC redeemed JECA's existing membership interest in PBLLC in exchange for
(i) the cash payment by PBLLC to JECA of $28,484, (ii) redemption of the $2,016 debt owed by BHAC to the Company and (iii) the issuance by PBLLC to JECA of the Class B Unit of PBLLC as described in the Amended Operating Agreement.

  PBLLC is obligated to redeem the Class B Unit from JECA for a redemption price of $10,000 on the date on which the indebtedness (as defined in "Note 7. Current Portion of Long-Term Debt") is fully and finally discharged and the mortgage securing the Indebtedness is released. In addition, the Class B Unit entitles JECA to a priority return based on a percentage per annum equal to the greater of (i) 8.75% or (ii) 4.0% plus LIBOR, as defined by the Redemption Agreement.

17.  EMPLOYEE BENEFIT PLANS

  The Company maintains an employee savings plan which covers all eligible employees as defined by the plan. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan, net of forfeitures, was $195, $234 and $379 for the years ended February 28, 2003, 2002 and 2001, respectively.

18.  STOCK OPTION PLANS

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

  On June 19, 1996 and August 22, 1997, the Committee approved amendments to certain of the outstanding stock option agreements. Pursuant to such amendments, options to purchase an aggregate of 276,340 shares of Common Stock at exercise prices ranging from $54.00 to $5.625, per share were repriced to an exercise price of $11.625 and $2.625, respectively, per share, the market value of the Common Stock on the date of the repricings. In addition, the trading price at which certain options granted to an executive officer with respect to 16,667 shares of Common Stock would vest was amended from $84.00 to $5.50 per share. Except for such amendments, the other terms of the stock options repricing were not changed.

  On August 28, 2001, the Committee approved further amendments to certain of the outstanding stock option agreements. Pursuant to such amendments, options to purchase an aggregate of 811,618 shares of Common Stock at exercise prices ranging from $1.875 to $4.000, per share were repriced at an exercise price of $0.87 per share. Except for such amendments, the other terms of the stock options were not changed. The Over the Counter fair market value of the Common Stock on August 28, 2001, was $0.87. Pursuant to the guidance of APB 25, "Accounting for Stock Issued to Employees", the amendments to certain of the outstanding option agreements modified the options from being fixed stock option awards to variable stock option awards. As such, the Company recognizes compensation cost for increases or decreases in the intrinsic value of the modified award in periods subsequent to the modification until the award is exercised, forfeited or expires unexercised. However, compensation cost is not adjusted below the intrinsic value, if any, of the modified stock option at the date of modification unless the award is forfeited because the employee fails to fulfill an obligation. The Over the Counter closing market value of the Common Stock on February 28, 2003, was $0.26, therefore, as of February 28, 2003, no compensation cost has been recognized.

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

  Under the Company's plans, the Company is authorized to grant options up to an aggregate of 1,325,000 shares, of which 333,665 have expired, to management team members and directors. As of February 28, 2003, 100,000 options have been exercised and 104,042 are available for grant. Options under the plans are generally granted at market value at the date of the grant and expire ten years from the date of grant. The outstanding options that have been granted under the plan generally vest either at (i) a rate of 20% each anniversary date or (ii) 20% on date of grant and 20% on each anniversary date thereafter. The Company has also granted stock options to external board members under a non-qualified plan. These options are granted at market value at the date of the grant; and generally vest at 50% on date of grant and 25% each anniversary date thereafter or 20% at the date of grant, 20% on the first anniversary and 60% on the second anniversary; and expire 10 years from date of grant.

  A summary of the status of the Company's stock option plans as of February 28, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

                            2003                      2002                       2001
                 -------------------------  -------------------------  --------------------------
Variable                  Weighted-Average           Weighted-Average           Weighted-Average
Options          Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------------------------

Outstanding at
 beginning
 of year        989,621        $ 7.26      1,053,022      $ 8.13      1,085,205      $ 7.96
-------------------------------------------------------------------------------------------------
Granted             --            --         811,618        0.87            --          --
Forfeited      (184,828)        35.11       (875,019)       2.38        (32,183)       2.31
Expired         (17,500)         0.87            --          --             --          --
-------------------------------------------------------------------------------------------------
Outstanding
 at end
 of year        787,293          0.87        989,621        7.26      1,053,022        8.13
-------------------------------------------------------------------------------------------------
Options
 exercisable
 at year-end    770,626                      972,152                  1,033,891

Weighted-
 average fair
 value of options
 granted during
 the year          n/a                        $ 0.87                       n/a
-------------------------------------------------------------------------------------------------

  The following table summarizes information about variable stock options outstanding at February 28, 2003:

-------------------------------------------------------------------------------------------------
                             Options Outstanding                       Options Exercisable
                ------------------------------------------------   ----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number        Weighted-
   Exercise     Outstanding       Remaining          Average       Exercisable      Average
    Prices      at 02/28/03   Contractual Life    Exercise Price   at 02/28/03   Exercise Price
-------------------------------------------------------------------------------------------------
$ 0.00 - 1.00     787,293        5.29 years           0.87         770,626         0.87
-------------------------------------------------------------------------------------------------

19.  SEGMENT INFORMATION

  The Company's reportable segments are based on its two current geographic gaming operations, its former Davenport operations and its leasing operation. The Biloxi operations consist of the Biloxi casino and the Broadwater Property and the St. Louis operations consist of the St. Louis casino and Gateway Riverboat Cruises ("Gateway"). On July 17, 2001, the assets of Gateway were sold and operations ceased. The Davenport Properties consisted of the Davenport casino and the Blackhawk Hotel, the assets of which were sold, and operations ceased, on October 10, 2000.

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets.

  The Company had no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

                                                 Years Ended February 28,
                                               2003        2002        2001
                                              ------      ------      ------

OPERATING REVENUES:
St. Louis operations...................      $ 73,909    $ 79,103    $ 62,462
Biloxi operations......................        49,812      50,081      50,150
Davenport operations...................           --          --       39,486
                                             ---------   ---------   ---------
 Gaming and ancillary operations.......       123,721     129,184     152,098
Leasing operations.....................           --          --          --
                                             ---------   ---------   ---------
    Total operating revenues...........      $123,721    $129,184    $152,098
                                             =========   =========   =========

                                                  Years Ended February 28,
                                               2003        2002        2001
                                              ------      ------      ------

OPERATING INCOME (LOSS):
St. Louis operations...................      $  4,870    $  6,095     $  (695)
Biloxi operations......................         2,802       1,930       2,672
Davenport operations...................           --         (468)      5,810
                                             ---------   ---------   ---------
 Gaming and ancillary operations.......         7,672       7,557       7,787
Leasing operations.....................        (2,764)     (8,136)    (15,110)
                                             ---------   ---------   ---------
    Operations income (loss)...........         4,908        (579)     (7,323)

CORPORATE LOSS:
Corporate administration...............        (3,243)     (3,741)     (4,604)
Corporate development..................          (123)       (416)       (292)
                                             ---------   ---------   ---------
     OPERATING LOSS....................      $ (1,542)   $ (4,736)   $(12,219)
                                             =========   =========   =========

  A summary of assets by segment, is as follows:

                                                      February 28,
                                                   2003        2002
                                                  ------      ------

      St. Louis operations....................   $ 47,917    $ 46,281
      Biloxi operations.......................     63,562      61,623
      Davenport operations....................        --        1,681
                                                 ---------   ---------
        Gaming and ancillary operations.......    111,479     109,585
      Leasing operations......................      2,349       4,001
                                                 ---------   ---------
        Operations' assets....................    113,828     113,586
      Corporate assets........................      3,747       3,626
      Development assets......................      3,259       3,238
                                                 ---------   ---------
          Net assets..........................   $120,834    $120,450
                                                 =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                      February 28,
                                                   2003        2002
                                                  ------      ------

      Property and Equipment
        St. Louis operations..................   $ 36,540    $ 38,534
        Biloxi operations.....................     51,919      52,812
                                                 ---------   ---------
           Gaming and ancillary operations....     88,459      91,346
        Leasing operations....................      2,250       4,000
                                                 ---------   ---------
          Operations' assets..................     90,709      95,346
        Corporate assets......................         12          23
        Development assets....................      3,259       3,238
                                                 ---------   ---------
            Net property and equipment........   $ 93,980    $ 98,607
                                                 =========   =========

                                                 Years Ended February 28,
                                                    2003        2002
                                                   ------      ------

      Additions to Property and Equipment:
        St. Louis operations..................   $  4,187    $  2,211
        Biloxi operations.....................      1,384       2,194
                                                 ---------   ---------
           Gaming and ancillary operations....      5,571       4,405
        Leasing operations....................        --          --
                                                 ---------   ---------
          Operations' assets..................      5,571       4,405
        Corporate assets......................          1           8
        Development assets....................         20          71
                                                 ---------   ---------
                                                 $  5,592    $  4,484
                                                 =========   =========

                                   F-35

  Included in additions to property and equipment is $2 of assets acquired in exchange for debt in the year ended February 28, 2002.

20. RELATED PARTY TRANSACTIONS

  The Company is related to certain entities through common ownership by its principal owners or officers. The Company pays office rent to one such related party in the amount of $4 annually. In management's opinion, this related party transaction is equivalent to the amount which would have been charged by unrelated third parties.

  To effectuate the acquisition of the Broadwater Property, the Company entered into a Redemption Agreement dated July 22, 1997 by and among J. Edward Connelly Associates, Inc., a company controlled by Mr. Connelly, BHI, and PBLLC. See "Note 16. Minority Interest."

  Mr. Connelly has guaranteed debt of the Company totaling $2,100 and $2,200 as of February 28, 2003 and 2002.

21.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts are as follows:

                                                  2003       2002       2001
                                                 ------     ------     ------
  Changes in working capital accounts:
    Receivables, net........................... $   164    $   293    $   285
    Inventories................................     (59)         7         (6)
    Prepaid expenses and other current assets..    (768)       805       (619)
    Accounts payable...........................   1,235     (2,503)     2,010
    Accrued payroll and benefits...............  (1,317)      (193)    (2,127)
    Other accrued expenses.....................   6,869      8,189     (1,997)
                                                --------   --------   --------
                                                $ 6,124    $ 6,598    $(2,454)
                                                ========   ========   ========

  During fiscal years 2002 and 2001, the Company acquired $2 and $5,305 of property and equipment, respectively, in exchange for indebtedness.

  During fiscal years 2003, 2002 and 2001, the Company paid no income taxes. Interest paid by the Company was $88, $6,377 and $17,089 for the years ended February 28, 2003, 2002 and 2001, respectively.

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  During the fourth quarter of fiscal year 2002, the Company reclassified reorganization costs from operating expenses to other income/expense to more accurately reflect the results of operations. Such amounts had previously been classified as operating expenses as they had been immaterial up to such time.

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 2003 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Revenues..........................  $ 33,381   $ 31,955   $ 29,048   $ 29,337

Operating income (loss)...........     1,661        538         17       (674)

Loss before income tax and
  minority interest...............    (2,368)    (1,632)    (1,212)    (2,548)

Net loss..........................    (2,683)    (1,956)    (1,556)    (2,884)
                                    =========  =========  =========  =========
Basic and dilutive net
  loss per share..................   $ (0.53)   $ (0.39)   $ (0.31)   $ (0.57)
                                     ========   ========   ========   ========

                                           Fiscal 2002 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Revenues..........................  $ 33,101   $ 32,761   $ 30,811   $ 32,511

Operating income (loss) as
  previously reported.............     1,333        608       (846)
Reclassifications for
  reorganization costs............        50        167        113
                                    ---------  ---------  ---------  ---------
Restated net operating
  income (loss)...................     1,383        775       (733)    (6,161)
                                    =========  =========  =========  =========
Loss before income tax and
  minority interest...............    (2,198)    (1,989)    (4,397)    (4,783)

Net loss..........................    (2,486)    (2,296)    (4,710)   (11,256)
                                    =========  =========  =========  =========
Basic and dilutive net
  loss per share..................   $ (0.49)   $ (0.46)   $ (0.94)   $ (2.24)
                                     ========   ========   ========   ========

23. SUMMARIZED AND CONDENSED FINANCIAL INFORMATION OF THE COMPANY

  The following summarized and condensed financial information presents the separate financial information of the parent company, the combined financial information of the Non-Guarantors and the combined financial information of the Guarantors of the Company's Senior Exchange Notes and Secured Notes as of the dates presented. See "Note 7. Current Portion of Long-Term Debt."

  The Company has incorporated a wholly-owned subsidiary which is a Non-Guarantor, BHI, and a limited liability company which is a Non-Guarantor, PBLLC. See "Note 16. Minority Interest."

  All of the Guarantors (other than TCG) are wholly-owned subsidiaries of the Company and are full joint and several guarantors of the Senior Exchange Notes (limited only to the extent necessary to insure that it does not constitute a fraudulent conveyance under applicable law). The guarantee of TCG, which is a 95% Company-owned partnership, is limited to the amount owed from time to time by TCG to PRC Holdings ($0 as of February 28, 2003 and 2002). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes and the Secured Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. Separate financial information for TCG is presented elsewhere herein.

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 28, 2003
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $      98   $  14,335   $   1,726    $    --    $  16,159
  Restricted cash and short-term
    investments.....................         --          712       5,304         --        6,016
  Related party notes receivable....      75,000     503,915         --     (578,915)        --
  Other current assets..............      13,697       4,361         890     (14,269)      4,679
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............      88,795     523,323       7,920    (593,184)     26,854
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --       51,872      42,108         --       93,980
                                       ----------  ----------  ----------  ----------  ----------
                                       $  88,795   $ 575,195   $  50,028   $(593,184)  $ 120,834
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT
  TO COMPROMISE:
  Accounts payable..................   $     --    $   1,425    $     88   $     --    $   1,513
  Other current liabilities.........          20       7,678      12,360        (142)     19,916
  Current maturities of long-term
    debt............................         --          --       30,000         --       30,000
  Due to related parties............         --       35,586          47     (35,633)        --
  Accrued loan fee..................         --          --        7,000         --        7,000
  Investments in subsidiaries.......       3,882         --          --       (3,882)        --
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities not subject
      to compromise.................       3,902      44,689      49,495     (39,657)     58,429
LIABILITIES SUBJECT TO COMPROMISE...     133,828     551,889      12,478    (586,855)    111,340
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     137,730     596,578      61,973    (626,512)    169,769
                                       ----------  ----------  ----------  ----------  ----------

MINORITY INTEREST...................         679         --          --          --          679

STOCKHOLDERS' DEFICIT...............     (49,614)    (21,383)    (11,945)     33,328     (49,614)
                                       ----------  ----------  ----------  ----------  ----------
                                       $  88,795   $ 575,195   $  50,028   $(593,184)  $ 120,834
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
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..................   $       8   $   2,851    $    121   $     --    $   2,980
  Other current liabilities.........      10,242       9,794      18,878     (10,862)     28,052
  Short-term debt...................         --            5         --          --            5
  Current maturities of
    long-term debt..................      75,000     570,176      30,000    (567,976)    107,200
  Accrued loan fee..................         --          --        7,000         --        7,000
  Investments in subsidiaries.......      25,418         --          --      (25,418)        --
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......     110,668     582,826      55,999    (604,256)    145,237
                                       ----------  ----------  ----------  ----------  ----------

LIABILITIES SUBJECT TO COMPROMISE...         --          --          646         --          646
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     110,668     582,826      56,645    (604,256)    145,883
                                       ----------  ----------  ----------  ----------  ----------

MINORITY INTEREST...................      15,102         --          --         --        15,102

STOCKHOLDERS' DEFICIT...............     (40,535)    (16,444)     (8,974)     25,418     (40,535)
                                       ----------  ----------  ----------  ----------  ----------
                                       $  85,235   $ 566,382   $  47,671   $(578,838)  $ 120,450
                                       ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                            (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ---------   ----------  ---------
Year Ended February 28, 2003:
Operating revenues.................  $     --    $ 115,737   $  11,189   $  (3,205)  $ 123,721
Operating costs and expenses.......         52     116,544       8,788      (3,205)    122,179
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........        (52)       (807)      2,401         --        1,542
Equity loss in consolidated
  subsidiaries.....................     (7,707)        --          --        7,707         --
Other income (expense):
  Interest expense, net............        --       (3,238)     (4,412)        --       (7,650)
  Reorganization items, net........        (1)      (1,058)       (476)        --       (1,535)
Gain on disposal of
    property and equipment.........        --         (117)        --          --         (117)
                                     ----------  ----------  ----------  ----------  ----------
    Other expense..................         (1)     (4,413)     (4,888)        --       (9,302)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest....     (7,760)     (5,220)     (2,487)      7,707      (7,760)
Minority interest..................      1,319         --          --          --        1,319
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $  (9,079)  $  (5,220)  $  (2,487)  $   7,707   $  (9,079)
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 28, 2002:
Operating revenues.................  $     --    $ 121,445   $  10,837   $  (3,098)  $ 129,184
Operating costs and expenses.......        116     127,798       9,104      (3,098)    133,920
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (116)     (6,353)      1,733         --       (4,736)
Equity loss in consolidated
  subsidiaries.....................    (19,404)        --          --       19,404         --
Other income (expense):
  Interest expense, net............        --       (9,639)     (4,472)        --      (14,111)
  Reorganization items, net........        --          --       (1,444)        --       (1,444)
Gain on disposal of
    property and equipment.........        --          771         --          --          771
                                     ----------  ----------  ----------  ----------  ----------
    Other expense..................        --       (8,868)     (5,196)        --      (14,784)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest....    (19,520)    (15,221)     (4,183)     19,404     (19,520)
Minority interest..................      1,228         --          --          --        1,228
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (20,748)  $ (15,221)  $  (4,183)  $  19,404   $ (20,748)
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 28, 2001:
Operating revenues.................  $     --    $ 144,320   $  10,749   $  (2,971)  $ 152,098
Operating costs and expenses.......        176     157,848       9,264      (2,971)    164,317
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (176)    (13,528)      1,485         --      (12,219)
Equity income in consolidated
  subsidiaries.....................      3,344         --          --       (3,344)        --
Other income (expense):
  Interest expense, net............        --      (13,314)     (5,284)        --      (18,598)
  Gain on disposal of
    property and equipment.........        --       33,985         --          --       33,985
                                     ----------  ----------  ----------  ----------  ----------
    Other income (expense).........        --       20,671      (5,284)        --       15,387
                                     ----------  ----------  ----------  ----------  ----------
  Income (loss) before
    minority interest..............      3,168       7,143      (3,799)     (3,344)      3,168
Minority interest..................      3,374         --          --          --        3,374
                                     ----------  ----------  ----------  ----------  ----------
    Net income (loss)..............  $    (206)  $   7,143   $  (3,799)  $  (3,344)  $    (206)
                                    ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2003
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $ (9,079)   $ (5,220)   $ (2,487)    $ 7,707    $ (9,079)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        8,451         472         --        8,923
  Gain on sale of fixed assets.......       --          117         --          --          117
  Impairment of long-lived assets....       --        1,167         --          --        1,167
  Equity loss in consolidated
    subsidiaries.....................     7,707         --          --       (7,707)        --
  Minority interest..................     1,319         --          --          --        1,319
  Reorganization items, net..........         1       1,058         476         --        1,535
  Net change in working
    capital accounts.................     3,366       2,277         481        --         6,124
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........     3,314       7,850      (1,058)        --       10,106
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (4,978)       (614)        --       (5,592)
  Proceeds from the sale of property.       --           10           2         --           12
  Changes in restricted cash.........       --        2,152        (514)        --        1,638
  Purchase of short-term investments.       --          (12)        --          --          (12)
  Maturity of short-term investments.       --           75         --          --           75
  Payment of minority interest.......       (73)        --          --          --          (73)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      investing activities...........       (73)     (2,753)     (1,126)        --       (3,952)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --         (105)        --          --         (105)
  Change in intercompany accounts....    (3,144)       (766)      3,910         --          --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........    (3,144)       (871)      3,910         --         (105)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS...............        97       4,226       1,726         --        6,049

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      10,109         --          --       10,110
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $     98    $ 14,335    $  1,726    $    --     $ 16,159
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2002
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(20,748)   $(15,221)   $ (4,183)   $ 19,404    $(20,748)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        7,677         736         --        8,413
  Gain on sale of fixed assets.......       --         (771)        --          --         (771)
  Impairment of long-lived assets....       --        7,068         --          --        7,068
  Equity loss in consolidated
    subsidiaries.....................    19,404         --          --      (19,404)        --
  Minority interest..................     1,228         --          --          --        1,228
  Amortization of deferred
    financing fees and discount......       281         --          --          --          281
  Amortization of lease option.......       --          253         --          --          253
  Reorganization items, net..........       --          --        1,444         --        1,444
  Changes in assets and liabilities..     4,390      (1,597)      3,805         --        6,598
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........     4,555      (2,591)      1,802         --        3,766
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (3,958)       (524)        --       (4,482)
  Proceeds from the sale of property.       --        1,710         --          --        1,710
  Proceeds from notes receivable.....       --          596         --          --          596
  Change in restricted cash..........       --         (329)     (2,209)        --       (2,538)
  Purchase of short-term investments.       --         (250)        --          --         (250)
  Maturity of short-term investments.       --        5,413         --          --        5,413
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........       --        3,182      (2,733)        --          449
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --       (2,663)        --          --       (2,663)
  Payments on capital
    lease obligations................       --          --           (1)        --           (1)
  Change in intercompany accounts....    (4,555)      3,623         932         --          --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........    (4,555)        960         931         --       (2,664)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS...............       --        1,551         --          --        1,551
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1       8,558         --          --        8,559
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 10,109    $    --     $    --     $ 10,110
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2001
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................  $   (206)   $  7,143    $ (3,799)   $ (3,344)   $   (206)
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
  Depreciation and amortization......       --        9,549         811         --       10,360
  Gain on sale of fixed assets.......       --      (33,985)        --          --      (33,985)
  Impairment of long-lived assets....       --       12,709         --          --       12,709
  Equity loss in consolidated
    subsidiaries.....................    (3,344)        --          --        3,344         --
  Minority interest..................     3,374         --          --          --        3,374
  Amortization of deferred
    financing fees and discount......       475          10       1,062         --        1,547
  Changes in assets and liabilities..      (183)     (3,920)      1,764         --       (2,339)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........       116      (8,494)       (162)        --       (8,540)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (8,944)       (294)        --       (9,238)
  Proceeds from the sale of property.       --       58,407         --          --       58,407
  Change in restricted cash..........       --       (1,823)        199         --       (1,624)
  Purchase of short-term investments.       --       (5,663)        --          --       (5,663)
  Maturity of short-term investments.       --          685         --          --          685
  Minority interest..................    (2,720)        --          --          --       (2,720)
  Investment in subsidiaries.........     2,270      (2,270)        --          --          --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........      (450)     40,392         (95)        --       39,847
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........   (25,000)    (10,151)        --          --      (35,151)
  Payments on capital
    lease obligations................       --          --           (5)        --           (5)
  Change in intercompany accounts....    25,334     (25,596)        262         --        --
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       334     (35,747)        257         --      (35,156)
                                       ---------   ---------   ---------   ---------   ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS...............       --       (3,849)        --          --       (3,849)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      12,407         --          --       12,408
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $  8,558    $    --     $    --     $  8,559
                                       =========   =========   =========   =========   =========

                                      PRESIDENT CASINOS, INC.
                                      (DEBTORS-IN-POSSESSION)
                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                       For the Years Ended February 28, 2002, 2001 and 2000
                                          (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------    ---------    ---------
Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2003...............    $   180      $   270      $  (261)(a)  $   189

Year ended February 28, 2002...............        236          125         (181)(a)      180

Year ended February 29, 2001...............        331          415         (510)(a)      236

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 28, 2003...............     67,345        2,834 (b)      --        70,179

Year ended February 28, 2002...............     59,089        8,256 (b)      --        67,345

Year ended February 29, 2001...............     57,914        1,175 (b)      --        59,089

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b)  Recognition criteria under SFAS No. 109 not satisfied.

Deloitte & Touche LLP
One City Centre
St. Louis, Missouri 63101

Tel: (314) 342 4900
www.us.deloitte.com
                                                         [LOGO]
INDEPENDENT AUDITORS' REPORT

To the Partners of
The Connelly Group, L.P.:

We have audited the accompanying balance sheets of The Connelly Group, L.P., a limited partnership, (the "Partnership") (a 95% owned subsidiary of President Casinos, Inc., see Note 1) as of February 28, 2003 and February 28, 2002 and the related statements of operations, partners' preferred redeemable capital and general capital, and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of February 28, 2003 and February 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 9, 2003
_________
Deloitte
Touche
Tohmatsu
__________
                                    F-46

                          THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)

                                                       Feb. 28,    Feb. 28,
                                                         2003        2002
                                                        ------      ------

ASSETS

  Cash and cash equivalents......................      $    124    $    176
  Restricted cash................................           --        1,500
  Receivables (net of allowance for doubtful
    accounts of $45 and $54).....................           --          --
                                                       ---------   ---------
                                                       $    124    $  1,676
                                                       =========   =========

LIABILITIES, PARTNERS' PREFERRED REDEEMABLE
  CAPITAL AND GENERAL CAPITAL

LIABILITIES:
  Accounts payable...............................      $    --     $     27
  Other accrued expenses.........................           121         238
  Due to related parties.........................           --           24
                                                       ---------   ---------
      Total liabilities..........................           121         289
                                                       ---------   ---------
COMMITMENTS AND CONTINGENT LIABILITIES...........           --          --

PARTNERS' GENERAL CAPITAL........................             3       1,387
                                                       ---------   ---------
                                                       $    124    $  1,676
                                                       =========   =========

See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                 Years Ended February 28,
                                               2003        2002        2001
                                              ------      ------      ------

OPERATING REVENUES:
Gaming.................................      $    --     $    --     $ 40,314
Food and beverage......................           --          --        3,510
Retail and other.......................           --          --          465
Less promotional allowances............           --          --       (7,662)
                                             ---------   ---------   ---------
  Total operating revenues.............           --          --       36,627
                                             ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...............           --          --       19,043
Food and beverage......................           --          --        2,107
Retail and other.......................           --          --          186
Selling, general and administrative....           (65)       (188)      8,180
Depreciation...........................           --          --        1,355
Management fees to related parties.....           --            2       1,776
                                             ---------   ---------   ---------
  Total operating costs and expenses...           (65)       (186)     32,647
                                             ---------   ---------   ---------

OPERATING INCOME.......................            65         186       3,980
                                             ---------   ---------   ---------
OTHER INCOME (EXPENSE):
Gain on disposal of assets.............           --          --       37,359
Interest income........................             7          57         115
Interest expense.......................           --          --         (110)
                                             ---------   ---------   ---------
  Total other income (expense).........             7          57      37,364
                                             ---------   ---------   ---------
NET INCOME.............................      $     72    $    243    $ 41,344
                                             =========   =========   =========

See Notes to Financial Statements.

                                      THE CONNELLY GROUP, L.P.
                       STATEMENTS OF PARTNERS' PREFERRED REDEEMABLE CAPITAL
                                        AND GENERAL CAPITAL
                                           (in thousands)

                                                               Partners' General Capital
                                                         ---------------------------------------
                                             Partner's      Limited       General        Total
                                             Preferred     Partner's     Partner's     Partners'
                                             Redeemable     General       General       General
                                              Capital       Capital       Capital       Capital
                                             ---------     ---------     ---------     ---------

Years Ended February 28, 2001,
 2002 and 2003:

Balance as of March 1, 2000...........      $    --       $    713      $ 13,492      $ 14,205

Capital distributions.................           --         (2,720)      (51,685)      (54,405)
Net income allocated..................           --          2,067        39,277        41,344
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2001.......           --             60         1,084         1,144


Net income allocated..................           --             12           231        41,344
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2002.......           --             72         1,315         1,387

Capital distributions.................           --            (73)       (1,383)       (1,456)
Prior years allocation true-up........           --             (3)            3           --
Net income allocated..................           --              4            68            72
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2003.......      $    --       $     --      $      3      $      3
                                            =========     =========     =========     =========

See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                 Years Ended February 28,
                                               2003        2002        2001
                                              ------      ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................   $     72    $    243    $ 41,344
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation..........................        --          --        1,355
    Gain on disposal of
      property and equipment..............        --          --      (37,359)
    Changes in assets and liabilities:
      Receivables, net....................        --           13          52
      Receivables from related parties....        --           33         (33)
      Inventories.........................        --          --           64
      Prepaid expenses....................        --            6         318
      Other non-current assets............        --          --           40
      Accounts payable....................        (27)        (91)       (383)
      Accrued payroll and benefits........        --          --       (1,529)
      Other accrued expenses..............       (117)       (719)     (2,704)
      Due to related parties..............        (24)         22        (951)
                                             ---------   ---------   ---------
Net cash provided by (used in)
  operating activities....................        (96)       (493)        214
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment
   ($0, $0 and $11 to related parties)....        --          --         (280)
  Proceeds from sales of property and
    equipment.............................        --          --       56,100
  Change in restricted cash...............      1,500         323      (1,823)
                                             ---------   ---------   ---------
Net cash provided by investing activities.      1,500         323      53,997
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on note payable................        --          --       (2,925)
  Capital distributions...................     (1,456)        --      (54,405)
                                             ---------   ---------   ---------
Net cash used in financing activities.....     (1,456)        --      (57,330)
                                             ---------   ---------   ---------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS........................        (52)       (170)     (3,119)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR......................        176         346       3,465
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $    124    $    176    $    346
                                             =========   =========   =========

See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                  (Dollars in thousands unless otherwise stated)

1.  BASIS OF PRESENTATION

  The Connelly Group, L.P. (the "Partnership") is a Delaware limited partnership which was organized in January 1990. The Partnership was formed to own, manage and operate the President Riverboat Casino, a riverboat gaming operation, and ancillary facilities in Davenport, Iowa.

  In December 1992, all preferred and general capital interests, except a limited partner's general capital interest of 5%, were contributed by the general partners to a newly formed corporation, President Casinos, Inc. ("PCI") in exchange for common stock of PCI. PCI subsequently transferred its ownership interest in the Partnership to a wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC-Iowa"). PCI and its affiliates are engaged in the business of owning, operating, managing and developing entertainment oriented operations with its primary focus on gaming.

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

  Restricted Cash -- As of February 28, 2002, the Partnership had restricted cash of $1,500 pending the outcome of the litigation, "Whalen IV." In May 2002, upon execution of a settlement agreement and mutual release in the aforementioned case, plaintiffs and defendants jointly filed a stipulated consent order, releasing the injunction and dismissing the case with prejudice. Subsequently, the Partnership made a $1,356 distribution to its partners, inclusive of Whalen's 5% share.

  Gaming Revenues and Promotional Allowances -- In accordance with industry practice, the Partnership recognized as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses.
All other revenues were recognized by reference to the service provided. Revenues include the retail value of food, beverage and other items provided on a complimentary basis to customers. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses. There were no such costs during fiscal years 2003 and 2002. During fiscal year 2001, the Partnership incurred $1,376 of such costs.

  Indirect Expenses -- Certain indirect expenses of operating departments such as selling, general and administrative, depreciation and management fees are shown separately in the accompanying statements of operations and are not allocated to their respective departmental operating costs and expenses.

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

3.  OPERATING LEASES

  The Partnership leased various office facilities, parking lots, equipment and levee property. In conjunction with the sale of the Partnership's assets, the obligations under the operating lease agreements were either assumed by the purchaser or terminated. There are no future obligations under such leases. Rental expense incurred under operating leases was $799 for the year ended February 28, 2001.

4.  EMPLOYEE BENEFIT PLAN

  The Partnership participated in an employee savings plan sponsored by PCI, which covered all eligible employees as defined by the plan. Pursuant to this savings plan, participating employees could contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, were partially matched by the Partnership. The expense applicable for the Partnership's contribution to the savings plan, net of forfeitures, was $85 for the year ended February 28, 2001.

5.  PARTNER'S PREFERRED REDEEMABLE CAPITAL

  The preferred redeemable capital was originally recorded at the historical cost of assets and advances contributed by the partners which were entities under common control and such carrying value was less than the stated value of the preferred capital as set forth in the partnership agreement. The Partnership accrued the difference between the recorded value and stated value each year to the extent of available net income. The preferred redeemable capital had cumulative distribution rights of 13% on the stated value which were accrued as of February 28, 1998. During fiscal year 1999, the Partnership fully redeemed the partner's preferred capital.

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

7.  RELATED PARTY TRANSACTIONS

  The Partnership is related to other entities through common ownership by its partners or principal officers. The Partnership purchased various services and property and equipment from such related parties. The amounts charged were based on specific identification of the products or services provided.
In addition, the Partnership entered into a management advisory agreement with the general partner for advisory services related to gaming and riverboat operations. The agreement provides for management fees based on a percentage of revenues. Transactions with such related parties consist of the following:

                                         2003       2002       2001
                                        ------     ------     ------
        Management fees............    $   --     $     2    $ 1,776
        Property and equipment.....        --         --          11
        Hotel, retail and other....        --         --         438

8.  COMMITMENTS AND CONTINGENT LIABILITIES

  The Partnership is a party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these matters will not have a material adverse effect upon the Partnership's financial position or results of operations.

9.  SUPPLEMENTAL CASH FLOWS DISCLOSURES

  There were no material noncash investing and financing activities during fiscal years 2003 and 2002. During fiscal year 2001, the Partnership acquired $178 of gaming equipment financed through non-interest bearing short-term notes.

  No interest was paid by the Partnership during fiscal years 2003 and 2002. Interest paid by the Partnership was $147 for the year ended February 28, 2001.

                              THE CONNELLY GROUP, L.P.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended February 28, 2003, 2002 and 2001
                                  (in thousands)

                         Additions
                                              Balance at   Charged to
                                               Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------

Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2003...............     $  54        $  --        $  (9)(a)     $  45

Year ended February 28, 2002...............       108           --          (54)(a)        54

Year ended February 29, 2001...............        84           249        (225)(a)       108


(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX
  Exhibits
   2.1      Asset Sale Agreement, dated as of July 19, 2000, by and among The
            Connelly Group, L.P. ("TCG"), TCG/Blackhawk, Inc. ("Blackhawk")
            (collectively, the  "Sellers"), and IOC-Davenport, Inc. and Isle
            of Capri Casinos, Inc. ("Purchasers"). (25)
   3.1      Restated Articles of Incorporation of the Company. (28)
   3.2      By-Laws of the Company, as amended. (14)
   4.1      Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S.
            Trust"). (6)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.2    Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.3    Warrant Agreement dated as of August 26, 1994, by and between the
            Company and U.S. Trust. (6)
   4.1.4    Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in
            favor of U.S. Trust, as collateral agent. (6)
   4.2      Rights Agreement, dated as of November 20, 1997, between the
            Company and ChaseMellon Shareholder Services, LLC. (17)
   4.3      Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc.
            ("President Iowa"), President Riverboat Casino-Missouri, Inc.
            ("President Missouri"), The President Riverboat Casino-
            Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.-
            Louisiana, Inc., President Riverboat Casino-New York, Inc.
            ("President New York"), President Casino New Yorker, Inc., PRC
            Holdings Corporation, PRC Management, Inc. ("PRC Management"),
            PRCX Corporation, President Riverboat Casino-Philadelphia, Inc.
            ("President Philadelphia"), Vegas, Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (20)
   4.3.1    Indenture dated as of December 3, 1998, among The Company,
            President Iowa, President Missouri, President Mississippi,
            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President
            Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management,
            PRCX Corporation, President Philadelphia, Vegas, Vegas, Inc. and
            TCG and U.S. Trust Company of Texas, N.A. (20)
   4.4.2    President Casinos, Inc. Supplemental Indenture with respect to
            $25,000,000 12% Notes due September 15, 2001. (26)
   4.4.3    President Casinos, Inc. Supplemental Indenture with respect to
            $75,000,000 13% Senior Notes due September 15, 2001. (26)
   10.1     Amended and Restated Agreement of Limited Partnership of TCG. (1)
   10.2     Agreement between the Company and John E. Connelly. (2)
   10.3     Employment Agreement dated November 4, 1992, between the Company and Mr. Connelly. (2)
   10.3.1   Amendment No. 1 to Employment Agreement dated December 15, 1994, between the Company and Mr. Connelly. (7)
   10.3.2   Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Connelly. (19)
 * 10.4     The Company's 1992 Stock Option Plan, as amended. (5)
 * 10.4.1   The Company's 1996 Amended and Restated Stock Option Plan. (11)
 * 10.4.2   The Company's 1997 Stock Option Plan. (16)
 * 10.4.3   The Company's 1999 Incentive Stock Plan. (23)
   10.5     Amended and Restated Davenport-Connelly Development Agreement
            dated November 29, 1990, between TCG and the City of Davenport,
            Iowa (the "Development Agreement"). (1)
   10.5.1   First Amendment to the Development Agreement dated August 21,
            1991.(1)
   10.5.2   Second Amendment to the Development Agreement dated April 10,
            1992. (1)
   10.6     Operator's Contract dated December 28, 1989, between the Riverboat
            Development Authority and TCG. (1)
   10.6.1   Amendment to Operator's Contract, dated December 29, 1993, between the Riverboat Development Authority and TCG. (5)
   10.6.2   Amendment to the Operator's Agreement dated March 1, 1998. (18)
   10. 7    Lease dated November 29, 1990, between the City of Davenport, Iowa and TCG. (1)
   10.8     Management Advisory Agreement for TCG. (1)
   10.9     Credit Agreement dated as of March 11, 1991, among TCG, Blackhawk and Firstar Bank Davenport, N.A. ("Firstar"). (1)
   10.9.1   Note dated March 11, 1991, from TCG and Blackhawk to Firstar. (1)
   10.9.2   Security Agreement dated March 11, 1991 between TCG and Firstar.
            (1)
   10.9.3   First Preferred Fleet Mortgage dated March 11, 1991, from TCG to
            Firstar. (1)
   10.9.4   Mortgage, Security Agreement, Fixture Financing Statement and
            Assignment of Leases and Rents, dated March 11, 1991, by TCG to
            Firstar on the Landing Promenade Property. A similar mortgage has been given to Firstar by Blackhawk on the Blackhawk Hotel. (1)
   10.9.5   Amendment to Note dated March 16, 1993, from TCG and Blackhawk to Firstar. (2)
   10.9.6   Second Amendment to Note dated March 31, 1997, from TCG and
            Blackhawk to Firstar. (12)
   10.10    Lease Agreement dated August 7, 1986, between the City of St.
            Louis and St. Louis River Cruise Lines, Inc. (the "'Belle'
            Lease"). (1)
   10.10.1  Amended Lease Agreement dated July 16, 1990, amending the "Belle"
            Lease. (1)
   10.10.2  Second Amendment to Lease Agreement, effective June 19, 1992, amending the "Belle" Lease. (1)
   10.11    Lease Agreement dated December 20, 1983 between the City of St.
            Louis and S.S. Admiral Partners (the "'Admiral' Lease"). (1)
   10.11.1  Amendment and Assignment of Mooring Lease dated December 12, 1990, amending the "Admiral" Lease. (1)
   10.11.2  Second Amendment to Lease Agreement effective June 19, 1992, amending the "Admiral" Lease. (1)
   10.12    Promissory Note (Vessel-Term) dated July 8, 1992, from President
            Mississippi to Caterpillar. (3)
   10.12.1  Loan Agreement dated July 31, 1992, between President Mississippi and Caterpillar. (1)
   10.12.2  Preferred Fleet Mortgage dated July 8, 1992, between President
            Mississippi and Caterpillar. (1)
   10.13    Form of Indemnification Agreement for Directors and Officers. (1)
   10.14    Agreement for Purchase of Partnership Interest dated September 24,
            1997, by and among Massena Management Corp., Gary A. Melius,
            Native American Management Corp., PRC-St. Regis, Inc. and Naussau
            County Native American, Inc. (18)
   10.14.1  Agreement dated September 24, 1997, by and among Massena
            Management LLC, Native American Management Corp., Gary A. Melius,
            PRC-St. Regis, Inc. and Massena Management Corp. (18)

   10.15    Employment Agreement dated March 13, 1995, by and between the
            Company and John S. Aylsworth. (7)
   10.15.1  Option Agreement dated March 13, 1995, by and between Mr.
            Aylsworth and the Company. (9)
   10.15.2  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Aylsworth. (19)
   10.16    Promissory Note dated February 17, 1995, from BH Acquisition Corp.
            ("BHAC") to PRC Management. (9)
   10.16.1  Surety Agreement dated February 13, 1995, between Mr. Connelly and PRC Management. (9)
   10.16.2  Amended and Restated Promissory Note dated February 15, 1996, from
            BHAC to PRC Management. (10)
   10.16.3  Promissory Note dated February 15, 1996, from BHAC to PRC
            Management. (10)
   10.16.4  Amended and Restated Surety Agreement dated February 15, 1996, between Mr. Connelly and PRC Management. (10)
   10.16.5  Collateral Pledge Agreement dated February 15, 1996, between
            Connelly Hotel Associates, Inc. and PRC Management. (10)
   10.17    Employment Agreement dated November 1, 1995, by and between the
            Company and James A. Zweifel. (8)
   10.17.1  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Zweifel. (19)
   10.18    "Natatorium Site" Lease Agreement dated July 20, 1995, by and between the City of Davenport, Iowa and TCG through the President
            Iowa. (8)
   10.19    Independent Contractor Consulting Agreement dated May 15, 1996, by and between the Company and Mr. Wirginis. (10)
   10.19.1  Employment Agreement dated May 1, 1996, by and between the Company and Mr. Wirginis. (10)
   10.19.2  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Wirginis. (19)
 * 10.20    1998 Fiscal Year Management Incentive Plan Participant Form. (14)
   10.21    Promissory Note dated July 22, 1997, by and between President
            Broadwater Hotel, L.L.C. (Broadwater LLC) and Lehman Brothers
            Holdings Inc. ("Lehman"). (13)
   10.21.1  Redemption Agreement dated July 22, 1997, by and among J. Edward
            Connelly Associates, Inc. ("JECA") and Broadwater LLC and
            Broadwater Hotel, Inc. (13)
   10.21.2  Indemnity Agreement dated July 22, 1997, by Broadwater LLC, the
            Company and President Mississippi, jointly and severally, in favor of Lehman. (13)
   10.21.3  Indemnity and Guaranty Agreement dated July 22, 1997, by the
            Company and President Mississippi in favor of Lehman. (15)
   10.21.4  Unconditional Guaranty of Lease Obligations dated July 22, 1997, by the Company. (13)
   10.21.5  Amended and Restated Limited Liability Company Operating
            Agreement, dated as of July 22, 1997, by and between JECA and
            President Broadwater Hotel, Inc. (13)
   10.22    Public Trust Tidelands Lease Agreement dated August 6, 1992, by and between the Secretary of State, with the approval of the
            Governor, for and on behalf of the State of Mississippi, and BHAC.
            (21)
   10.22.1  Amendment to Public Trust Tidelands Lease Agreement dated November
            10, 1993, by and between the Secretary of State, with the approval of the Governor, for and on behalf of the State of Mississippi, and BHAC. (21)

   10.22.2  Amendment No. 1 to the Lessee's Assignment of Public Trust
            Tidelands Lease dated July 22, 1997, between JECA, successor by merger to BHAC, and President Broadwater Hotel, LLC. (21)
   10.23    Public Trust Tidelands Lease of Fast Lands dated December 31,
            1996, by and between the Secretary of State, with approval of the
            Governor, for and on behalf of the State of Mississippi, and BHAC.
            (21)
   10.23.1  Amendment No. 1 to the Lessee's Assignment of Fast Lands Lease
            dated July 22, 1997, between JECA, successor by merger to BHAC and President Broadwater Hotel, Inc. (21)
   10.24    Sale and Purchase of Real Estate Agreement dated March 30, 1999, by and among R. David Sanders, James W. Sanders, Julia Sheila
            Sanders and June Sanders Clement and President Casinos, Inc. (22)
   10.24.1  Deer Island Agreement dated March 30, 1999, by and between Eric
            Clark and President Casinos, Inc. (22)
   10.25    Relocation Funding Agreement entered into January 18, 2000, by and among the City of St. Louis, Missouri, the Port Authority of the
            City of St. Louis, President Missouri and Mercantile Bank National
            Association. (24)
   10.25.1  Lease and Sublease Agreement entered into January 18, 2000, among the City of St. Louis, the Port Authority of the City of St. Louis
            and President Missouri. (24)
   10.25.2  Escrow Agreement made as of January 18, 2000, by and among
            Mercantile Bank, President Missouri and U.S. Title Guaranty
            Company, Inc. (24)
   10.25.3  Escrow Agreement made as of January 18, 2000, by and among the
            Port Authority of the City of St. Louis, President Missouri and
            U.S. Title Guaranty Company, Inc. (24
   10.26    Agreement, dated as of October 10, 2000, entered into by and among the Company, PRC Holdings Corporation, PRC Management, PRCX, Inc.,
            President Philadelphia, P.R.C. Louisiana, Inc., Vegas Vegas, Inc.,
            President New York, President Mississippi Charter Corp.,
            President Missouri, President Mississippi, Broadwater Hotel, Inc.,
            President Iowa, Blackhawk, President Casino New Yorker, Inc.,
            TCG, and President Broadwater Hotel, LLC, and each of the
            undersigned holders of the US $100.0 million 13% Senior Notes, due
            September 15, 2001 issued pursuant to that certain indenture dated as of August 26, 1994 by and between the Company and United States
            Trust Company of New York, as trustee, of which  US $75.0 million in principal amount is outstanding, and holders of the US $25.0 million 12% Notes, due September 15, 2001 issued pursuant to that certain indenture dated as of December 3, 1998, by and between the
            Company and U.S. Trust Company of Texas, N.A., as trustee. (25)
   10.27    Bareboat charter and purchase agreement, dated March, 29, 2001, by and between President New York and Southern Gaming, LLC. (27)
   10.28    Purchase agreement, dated April 30, 2001, by and between President
            Missouri and the Bi-State Development Agency of the Missouri-
            Illinois Metropolitan District. (27)
   21       Schedule of subsidiaries of the Company.
   23.1     Consent of Deloitte & Touche, L.L.P. with respect to the Company's
            Registration Statements on Form S-8, as filed on June 8, 1994,
            January 8, 1998 and October 10, 2001.
   99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.

   99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  __________________

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-48446) filed on June 5, 1992.
(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-63174), filed on May 21, 1993.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1993 filed on June 1, 1993.
(4) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(6) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(7) Incorporated by reference from the Company's Report on Form 8-K dated March 16, 1995.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995 filed January 12, 1996.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1995 filed on May 30, 1995.
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1996 filed on May 30, 1996.
(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996 filed January 14, 1997.
(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1997 filed on May 30, 1997.
(13) Incorporated by reference from the Company's Report on Form 8-K dated July 24, 1997.
(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997 filed January 14, 1998.
(16) Incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.
(17) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(18) Incorporated by reference from the Company's Annual Report on Form 10-K for fiscal year ended February 28, 1998 filed on May 29, 1998.
(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 filed October 15, 1998.
(20) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(21) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1999 filed on May 28, 1999.
(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1999 filed July 12, 1999.

(23) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999 filed October 15, 1999.
(24) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000 on May 30, 2000.
(25) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 filed October 19, 2000.
(26) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(27) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2001 on May 29, 2001.
(28) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.

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

PRESIDENT CASINOS, INC.

By:     /s/ Ralph J. Vaclavik
    ---------------------------
    Name:   Ralph J. Vaclavik
    Title:  Senior Vice President
            and Chief Financial Officer

    Date:   May 28, 2003

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 28th day of May, 2003 by the following persons on behalf of the registrant in the capacities indicated.

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


  /s/ Karl G. Andren                Director
--------------------------
Karl G. Andren


  /s/ Royal P. Walker, Jr.          Director
--------------------------
Royal P. Walker, Jr.


  /s/ Terrence L. Wirginis          Vice Chairman, Vice President and Director
--------------------------
Terrence L. Wirginis


  /s/ Ralph J. Vaclavik             Senior Vice President and
--------------------------          Chief Financial Officer
Ralph J. Vaclavik


                                CERTIFICATION

I, John E. Connelly, certify that:

(1) I have reviewed this annual report on Form 10-K of President Casinos, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003                 /s/ John E. Connelly
                                   -------------------------------------------
                                    John E. Connelly
                                    Chief Executive Officer of
                                    President Casinos, Inc.

                                CERTIFICATION

I, Ralph J. Vaclavik, certify that:

(1)  I have reviewed this Annual Report on Form 10-K of President Casinos,
     Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003                 /s/ Ralph J. Vaclavik
                                   -------------------------------------------
                                    Ralph J. Vaclavik
                                    Chief Financial Officer of
                                    President Casinos, Inc.