Form 10-Q
period 2003-05-31
PRESIDENT CASINOS INC
filed 2003-07-14
CIK 888507

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

                 For the quarterly period ended May 31, 2003

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of July 14, 2003.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 28, 2003..................................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months Ended May 31, 2003 and 2002....................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 2003 and 2002....................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................19

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....28

  Item 4.  Controls and Procedures.......................................29

Part II.   Other Information

  Item 1.  Legal Proceedings.............................................29

  Item 2.  Changes in Securities.........................................29

  Item 3.  Defaults Upon Senior Securities...............................29

  Item 4.  Submission of Matters to a Vote of Security Holders...........30

  Item 5.  Other Information.............................................30

  Item 6.  Exhibits and Reports on Form 8-K..............................30


Signature................................................................31

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                                   (DEBTORS-IN-POSSESSION)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                            (in thousands, except share data)
                                                                  May 31,   Feb. 28,
                                                                   2003       2003
                                                                 --------   --------
         ASSETS
         Current assets:
          Cash and cash equivalents......................       $ 17,250   $ 16,120
          Restricted cash................................          1,862      5,304
          Restricted short-term investments..............            714        712
          Accounts receivable, net of allowance for
            doubtful accounts of $231 and $281...........            758        659
          Other current assets...........................          6,113      3,960
                                                                ---------  ---------
              Total current assets.......................         26,697     26,755
                                                                ---------  ---------
         Property and equipment, net of accumulated
          depreciation of $60,448 and $58,764............         90,201     91,730
         Assets of discontinued operations...............          2,005      2,349
                                                                ---------  ---------
                                                                $118,903   $120,834
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities:
          Accounts payable...............................       $  1,452   $  1,340
          Accrued payroll and benefits...................          3,656      3,866
          Accrued interest...............................             37      9,818
          Accrued loan fee...............................            --       7,000
          Other accrued liabilities......................          5,794      6,100
          Liabilities from discontinued operations.......            198        305
          Current maturities of long-term debt...........            --      30,000
                                                                ---------  ---------
              Total current liabilities..................         11,137     58,429

        Long-term liabilities............................         45,429        --
                                                                ---------  ---------
              Total liabilities not
                subject to compromise....................         56,566     58,429

        Liabilities subject to compromise................        110,570    111,340
                                                                ---------   --------
              Total liabilities..........................        167,136    169,769
                                                                ---------   --------
        Minority interest................................          1,021        679
        Commitments and contingencies....................            --         --
        Stockholders' deficit:
          Preferred Stock, $0.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (151,285)  (151,645)
                                                                ---------  ---------
              Total stockholders' deficit................        (49,254)   (49,614)
                                                                ---------  ---------
                                                                $118,903   $120,834
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                                      1

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (in thousands, except share data)

                                                    Three Months Ended May 31,
                                                         2003        2002
                                                        ------      ------

OPERATING REVENUES:
  Gaming.........................................      $ 31,963    $ 32,574
  Food and beverage..............................         3,504       3,548
  Hotel..........................................         2,105       1,654
  Retail and other...............................         1,191       1,292
  Less promotional allowances....................        (6,664)     (5,687)
                                                       ---------   ---------
    Net operating revenues.......................        32,099      33,381
                                                       ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming.........................................        17,478      18,054
  Food and beverage..............................         2,078       2,326
  Hotel..........................................           259         375
  Retail and other...............................           563         665
  Selling, general and administrative............         7,091       7,616
  Depreciation and amortization..................         2,084       2,090
  Development....................................           --           47
                                                       ---------   ---------
    Total operating costs and expenses...........        29,553      31,173
                                                       ---------   ---------
OPERATING INCOME.................................         2,546       2,208
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense (contractual interest of
    $4,075 for the three-month period ended
    May 31, 2003.................................        (1,100)     (3,813)
  Interest income................................            38          53
  Reorganization items, net......................          (506)       (218)
  Loss on sale of property and equipment.........           (30)        (23)
                                                       ---------   ---------
    Total other income (expense).................        (1,598)     (4,001)
                                                       ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATIONS........................           948      (1,793)
Minority interest................................           341         315
                                                       ---------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS.........           607      (2,108)
                                                       ---------   ---------
LOSS FROM DISCONTINUED OPERATIONS................          (247)       (575)
                                                       ---------   ---------
NET INCOME (LOSS)................................      $    360    $ (2,683)
                                                       =========   =========

Basic and diluted net income (loss)
  per share from continuing operations...........      $   0.12    $  (0.42)

Basic and diluted loss per share
 from discontinued operations....................      $  (0.05)   $  (0.11)
                                                       ---------   ---------

Basic and diluted net income (loss) per share....      $   0.07    $  (0.53)
                                                       =========   =========
Weighted average common and dilutive
 potential shares outstanding....................         5,033       5,033
                                                       =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                    Three Months Ended May 31,
                                                         2003        2002
                                                        ------      ------

Net cash provided by operating activities.........    $  1,539    $    988
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........        (571)     (1,388)
  Changes in restricted cash, net.................       2,178        (172)
  Maturity of short-term investments..............         --           75
  Purchase of short-term investments..............          (2)        --
  Proceeds from the sale of property
    and equipment.................................       1,500           7
                                                      ---------   ---------
      Net cash provided by (used in)
        investing activities......................       3,118      (1,478)
                                                      ---------   ---------
Cash flows from financing activities:
  Payments on notes payable.......................      (3,551)       (105)
  Payment of minority interest....................         --          (68)
                                                      ---------   ---------
      Net cash used in financing activities.......      (3,551)       (173)
                                                      ---------   ---------
Net increase (decrease) in cash and
   cash equivalents...............................       1,106        (663)

Cash and cash equivalents at beginning of period..      16,159      10,110
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 17,265     $ 9,447
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $    --     $     66
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BANKRUPTCY PROCEEDINGS

  On June 20, 2002, President Casinos, Inc. together with its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). Subsequently, on July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where they are now pending and being administered. As used herein, the term "Company" refers to President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by the Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows.

  The Company and its operating subsidiaries, except President Broadwater Hotel, LLC, each continue in possession and use of their assets as debtors-in-possession. The Company and its subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated under the President Casinos, Inc. case.

  Prior to any of the cases being transferred to the Missouri Bankruptcy Court, the Mississippi Bankruptcy Court established "bar dates," all of which have expired, by which all claimants were required to submit and characterize claims against the Company. As part of the Company's Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the filings for the purpose of identifying all pre-petition claims. In the Company's Chapter 11 cases, substantially all of the Company's liabilities as of the filing date are subject to adjustment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. Schedules have been filed by the Company with the Bankruptcy Courts setting forth the assets and liabilities of the debtors as of the filing dates as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Courts. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts and unexpired leases, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items.

  The consummation of a plan or plans of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Company had the exclusive right for 120 days from the filing date to file a Plan, and for 180 days from the filing date to solicit and receive the votes necessary to confirm a Plan. The Company was unable to have a plan confirmed prior to the expiration of these exclusivity periods, and the Missouri Bankruptcy Court denied the Company's motion to further extend the exclusivity period. Accordingly, in addition to the Company, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Company. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

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

  The Company believes that, as a practical matter, a refinancing can be accomplished, if at all, only if Missouri's gaming law is changed to eliminate current loss limits which place a five hundred dollar limit on the amount a gaming customer can lose during a two-hour gaming session. Legislation eliminating loss limits in Missouri was proposed during the January 2003 session of the Missouri General Assembly, but the session was adjourned without the legislation being passed. Missouri law gives the Governor of Missouri the ability to call a special session of the legislature. The Missouri Governor announced the veto of several of the bills passed by the legislature and announced the call of a special session on June 2, 2003 for these bills to be reconsidered. The special session adjourned June 30, 2003 without the legislation being passed. The Company currently anticipates that, if a second special session is convened, the subject of removing the five hundred dollar loss limit will again be presented, and that such a proposal may also be accompanied by a proposal or proposals to increase tax revenue from gaming companies.

  If the legislature removes loss limits and does not modify the existing gaming tax structure such that a substantial portion of the economic benefit of removal of the loss limits is decreased through the imposition of new taxes, it is possible that the Company will be able to effect a refinancing. However, the Company believes that it is unlikely that such refinancing could be completed prior to July 18, 2003 as specified in the Term Sheet. No assurance can be given as to the achievement of a refinancing due to the uncertainty of the scope of any potential legislation, the actual and potential effect of the removal of loss limits as of the date refinancing is sought as well as other inherent difficulties and risks of obtaining financing on acceptable terms. However, if loss limits are not removed and a refinancing cannot be completed, for whatever reason, then pursuant to the order of the Missouri Bankruptcy Court, the Company will be obligated to begin a process pursuant to which the St. Louis operations would be sold. At the current time, in the absence of the removal of loss limits, the Company believes that the value of revenues from operations, projected at current rates receivable for gaming operations earning such levels, would in all probability not produce sufficient proceeds to retire in full all of the Bondholder indebtedness which is currently outstanding. In such event, following the sale of the St. Louis operations the Company would continue to owe monies to the Bondholders. While it is not possible to predict what might happen in this event, if the proceeds from any such sale of the St. Louis operations are insufficient to satisfy the Company's obligations to the Bondholders, the Company may be forced to sell or otherwise liquidate its investment in its Biloxi operations. In such event, there can be no assurance that the assets of the Company will exceed its obligations, or that the Company would not be dissolved without any distribution to its stockholders.

  President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, was in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continued in possession and use of its assets as a debtor-in-possession and had an agreement with Lehman Brothers Holdings Inc., its lender and largest creditor ("Lehman"), approved by the Mississippi Bankruptcy Court, which allowed PBLLC's use of its cash collateral.

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company initiated consummation of the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date. See "Note 5. Long-Term Debt and Current Portion of Long-Term Debt."

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under the terms of its $2,100 M/V "President Casino-Mississippi" note. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net."

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

  The descriptions of the Company's business, financial condition and prospects contained in this Quarterly Report on Form 10-Q are qualified in their entirety by the foregoing description of the significant risks associated with the Company's bankruptcy proceedings.

  As of May 31, 2003, the Company had $17,250 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

2.  BASIS OF PRESENTATION

  The condensed consolidated financial statements include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%- owned limited partnership and a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest and in which an entity wholly-owned by the Chairman of the Board of the Company owns a Class B Unit and has preferred rights to certain cash flows. All material intercompany balances and transactions have been eliminated.

  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has experienced operating losses since 1995 and has recently experienced significant difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. As such, the Company has been in default under various of its financial obligations as described elsewhere herein. Such conditions raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ending February 28, 2003. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

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

4.  PROPERTY AND EQUIPMENT

  During the fourth quarter of fiscal 2003, the Company held a sealed bid auction of the "Surfside Princess" in accordance with Section 363 of the United States Bankruptcy Code. In February, 2003, the auction closed and the winning bid was $1,500. The purchase agreement was consummated on May 2, 2003. The Company recorded a $36 loss on the sale of the vessel during the three-month period ended May 31, 2003.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is in default under the terms of its $2,100 M/V "President Casino-Mississippi" note. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralizes the term note payable which is also personally guaranteed by Mr. Connelly. On June 11, 2003, a United States Marshall served a warrant on the vessel. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net."

5.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of May 31, 2003, all of the Company's long-term debt, except the Broadwater Hotel note, was classified as liabilities subject to compromise. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net." As of February 28, 2003, current portion of long-term debt consisted of the Broadwater Hotel note. The Broadwater Hotel note and related accrued loan fee and accrued interest were modified, as discussed below, and the modified obligation was classified as long-term debt as of May 31, 2003.

  Broadwater Hotel Note

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30,000 from a third party lender (the "Original Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Original Indebtedness were nonrecourse and were secured by the Broadwater Property, its improvements and leases thereon. The

Original Indebtedness bore interest at a stipulated variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC was obligated under the Original Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and non-refundable when the Original Indebtedness was due. Neither the Original Indebtedness nor the loan fee payments were made on the due date and the Original Indebtedness was in default through the effective date of the Modified Plan discussed below. PBLLC continued to make monthly interest payment on the $30,000 principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 in the Mississippi Bankruptcy Court.

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). The Modified Indebtedness is non-recourse to the Company. On May 28, 2003, the Company paid Lehman $3,551 pursuant to the Modified Plan. The principal amount of the Modified Indebtedness is $45,429 plus interest at the rate of 12.75% per annum from November 1, 2002 until May 28, 2003 on $30,000 plus interest at the rate of 8.75% per annum from November 1, 2002 until May 28, 2003 on $7,000, less the payment by PBLLC to Lehman of $3,551. As of May 31, 2003, the principal amount of the Modified Indebtedness was $45,429. The principal amount of the Modified Indebtedness earns interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Modified Indebtedness is June 1, 2005. Interest is payable during the term of the Modified Indebtedness on the adjusted loan obligation amount. As of May 31, 2003, the adjusted loan obligation amount was $43,013. PBLLC is required to pay interest earned on the adjusted loan obligation monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating through the term of the Modified Indebtedness.

  Certain interest amounts payable on the Modified Indebtedness may be deferred until October 31, 2003. A discount of $3,500 with respect to the Modified Indebtedness will occur and the deferred interest amounts will be waived provided payment of the entire adjusted loan obligation amount is made on or before November 1, 2003. In the event that payment in full of the Modified Indebtedness is made after November 1, 2003 but prior to June 2, 2005, interest on the Modified Indebtedness will be calculated at a lower rate as set forth in the Modified Plan.

  Under the Modified Plan, the Modified Indebtedness is accelerated in the event the Missouri Bankruptcy Court, having jurisdiction over President Mississippi, does not approve the base rental increase on the marina leased to the Biloxi casino by PBLLC by November 1, 2003. This requirement does not apply if PBLLC's aggregate net cash flow from its operations, after receiving rental payments from President Mississippi at the current base rental, and after certain adjustments are made, equals or exceeds the amount of funds that would be necessary, on an annual basis, to pay the greater of 7.75% per annum or LIBOR plus 4% per annum floating on the adjusted loan obligation amount as of November 1, 2003. The Modified Plan contains an express waiver of rights by PBLLC to seek future bankruptcy protection. J. Edward Connelly Associates, Inc. ("JECA"), the holder of a Class B interest in PBLLC, retains its membership interest, but any payments by PBLLC to JECA shall be restricted until such time as all outstanding obligations to Lehman and other creditors receiving funds under the Modified Plan are discharged.

6.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                   May 31,     Feb. 28,
                                                                    2003         2003
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250      $ 56,250
              Secured Notes, 12%..............................     18,750        18,750
              M/V "President Casino-Mississippi" note payable,
                variable interest rate, 5.28%.................      2,100         2,100
              Minority interest...............................     15,669        15,669
              Accrued interest................................     13,719        13,728
              Accounts payable and other accrued expenses.....      4,143         4,843
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $110,632      $111,340
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries and were payable as follows: 25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain indebtedness from, and certain investments in, certain gaming ventures. The
Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

  On December 3, 1998, the Company repurchased $25,000 of its Senior Exchange

Notes. The repurchased notes were used to satisfy the $25,000 principal payment due September 15, 1999 on the Company's $100,000 Senior Exchange Notes. The repurchase was funded by the issuance of $25,000 of new 12% notes due September 15, 2001 (the "Secured Notes"). The Secured Notes have no mandatory redemption obligation and are secured by a mortgage on the "Admiral", as well as subsidiary guarantees.

  See "Note 1. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes.

  M/V "President Casino-Mississippi" Note

  The term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company continued to make the quarterly principal and interest payments on this note prior to the bankruptcy filing. Under the terms of the note agreement, $2,100 principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court of Southern Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allows the vessel to be seized and sold. On June 11, 2003, a United States Marshall served the warrant on the vessel. It is anticipated that the lender will seek to sell the vessel and seek distribution of any sale proceeds.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

  As of May 31, 2003, all reorganization items consist of professional fees.

7.  STOCK-BASED COMPENSATION

  As of May 31, 2003, the Company has three stock Option Plans. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Substantially all of the Company's stock options were vested as of May 31, 2003. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during the three-month period ended May 31, 2003 or fiscal year 2003.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

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

  President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, was in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Mississippi Bankruptcy Court. On May 28, 2003, PBLLC emerged from its Chapter 11 protection. See "Note 1. Bankruptcy Proceedings."

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

9.  DISCONTINUED OPERATIONS

  The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel is being foreclosed on by the lender which holds a Preferred First Fleet Mortgage collateralizing debt owed to the lender. See "Note 4. Property and Equipment." With the disposal of both vessels, representing all of the operating assets of the segment, the segment is accounted for as discontinued operations in accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets."

  The components of assets of and liabilities from discontinued operations are as follows:


                                                                   May 31,     Feb. 28,
                                                                    2003         2003
                                                                   ------       ------

              Cash and cash equivalents..................        $     15      $     39
              Restricted cash............................           1,263           --
              Accounts receivable........................              39           --
              Prepaid assets.............................             --             60
              Property and equipment.....................             688         2,250
                                                                  --------      --------
                                                                  $ 2,005       $ 2,349
                                                                  ========      ========

              Accounts payable...........................         $   122       $   173
              Other accrued liabilities..................              76           132
                                                                  --------      --------
                                                                  $   198       $   305
                                                                  ========      ========

  In addition, included in liabilities subject to compromise is $2,100 debt which is collateralized by the M/V "President Casino-Mississippi," the vessel being foreclosed on discussed above and $62 in other pre-petition liabilities, for both periods presented.

10.  SEGMENT INFORMATION

  The Company's reportable segments, other than the discontinued operations, are similar in operations, but have distinct and separate regional markets. The Company's reportable segments are based on its two geographic gaming operations. The Biloxi operations consist of the Biloxi casino and the Broadwater Property and the St. Louis operations consist of the St. Louis casino.

  The Company has no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

                                                       Three Months Ended May 31,
                                                           2003        2002
                                                          ------      ------

           OPERATING REVENUES:
            St. Louis operations...................      $ 19,044    $ 19,895
            Biloxi operations......................        13,055      13,486
                                                         ---------   ---------
                Net operating revenues.............      $ 32,099    $ 33,381
                                                         =========   =========

                                                        Three Months Ended May 31,
                                                           2003        2002
                                                          ------      ------

           OPERATING INCOME (LOSS):
            St. Louis operations...................      $  1,854    $  2,025
            Biloxi operations......................         1,446       1,245
                                                         ---------   ---------
              Gaming and ancillary operations......         3,300       3,270
            Corporate administration...............          (754)     (1,015)
            Corporate development..................           --          (47)
                                                         ---------   ---------
                 Operating income..................      $  2,546    $  2,208
                                                         =========   =========

  A summary of assets by segment, is as follows:

                                                           May 31,    Feb. 28,
                                                            2003        2003
                                                           ------      ------

               St. Louis operations....................   $ 49,075    $ 47,917
               Biloxi operations.......................     61,385      63,562
                                                          ---------   ---------
                 Gaming and ancillary operations.......    110,460     111,479
               Corporate assets........................      3,179       3,747
               Development assets......................      3,259       3,259
               Discontinued operations.................      2,005       2,349
                                                          ---------   ---------
                   Net assets..........................   $118,903    $120,834
                                                          =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                           May 31,    Feb. 28,
                                                            2003        2003
                                                           ------      ------
              Property and Equipment:
                St. Louis operations..................   $ 35,427    $ 36,540
                Biloxi operations.....................     51,503      51,919
                                                         ---------   ---------
                   Gaming and ancillary operations....     86,930      88,459
                Corporate assets......................         12          12
                Development assets....................      3,259       3,259
                                                         ---------   ---------
                    Net Property and Equipment........   $ 90,201    $ 91,730
                                                         =========   =========

                                                       Three Months Ended May 31,
                                                            2003        2002
                                                           ------      ------

              Additions to Property and Equipment:
                St. Louis operations..................   $    454    $  1,063
                Biloxi operations.....................        117         297
                                                         ---------   ---------
                  Gaming and ancillary operations.....        571       1,357
                Corporate assets......................        --          --
                Development assets....................        --           31
                                                         ---------   ---------
                                                         $    571    $  1,388
                                                         =========   =========

11. GUARANTEE OF CITY OBLIGATION

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of May 31, 2003, the Company's guarantee was $1,101.

12.  INSURANCE RISK

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

  The Company does carry business interruption insurance, but due to the current insurance market, the current policy does not cover interruption from either windstorm or flood.

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

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75.0 million 13.0% Senior Exchange Notes (the "Senior Exchange Notes") and the $25.0 million 12% Secured Notes (the "Secured Notes" and collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable.

  On October 10, 2000, the Company sold the assets of its Davenport, Iowa operations for aggregate consideration of $58.2 million in cash. On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provided for a proposed restructuring of the Company's debt obligations under the Notes and the application of certain of the proceeds received by the Company from the sale of the Company's Davenport assets. Approximately $43.0 million of the proceeds from the sale were deposited with a trustee. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Notes; $25.0 million was used to partially redeem the Notes; and $5.2 million was used to pay interest due March 15, 2001 on the Notes.

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and has not made any subsequent principal or interest payments on the Notes. As of May 31, 2003, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  In July 2001, the Company completed the sale of its non-gaming cruise operations in St. Louis, Missouri for $1.7 million. On May 2, 2003, the Company consummated the sale of the M/V "Surfside Princess" under the terms of a Section 363 sale of the Bankruptcy Code for $1.5 million. Liens on the vessel were transferred to the proceeds from the sale, and are being held in escrow pending the outcome of certain litigation.

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

  Competition is intense in the St. Louis market area. There are presently four other casino companies operating five casinos in the market area. Many of these competitors have significantly greater name recognition and financial and marketing resources than the Company. Two of these are Illinois casino companies operating single casino vessels docked on the Mississippi River, one across the Mississippi River from the "Admiral" and the second 20 miles upriver. There are two Missouri casino companies, each of which operates casino vessels approximately 20 miles west of St. Louis on the Missouri River. One company operates two casinos in Maryland Heights, Missouri and the other company operates one casino in the City of St. Charles, Missouri. The operator of the St. Charles casino replaced its facility and reopened with nearly double its prior gaming positions in August 2002.

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

Potential Growth Opportunities

  Biloxi, Mississippi

  In July 1997, President Broadwater Hotel, LLC ("PBLLC") purchased for $40.5 million certain real estate and improvements located on the Gulf Coast in Biloxi, Mississippi from an entity which was wholly-owned by Mr. Connelly.
The property comprises approximately 260 acres and includes two hotels, a 111-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). The marina is the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement. Broadwater Hotel, Inc. a wholly-owned subsidiary of the Company ("BHI"), invested $5.0 million in PBLLC.

  PBLLC financed the purchase of the Broadwater Property with $30.0 million of financing from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness") and issued a $10.0 million membership interest to the seller. See Liquidity and Capital Resources for a discussion of the restructuring of this obligation.

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

  In connection with the Company's proposed Destination Broadwater development plan, to date the Company has not identified any specific financing alternatives or sources as the necessary regulatory approvals have not been obtained. There can be no assurance that the Company will be able to obtain the regulatory approvals or the requisite financing. Should the Company fail to raise the required capital, such failure would materially and adversely impact the Company's business plan.

Results of Operations

Three-Month Period Ended May 31, 2003 Compared to the
Three-Month Period Ended May 31, 2002

  The results of operations for the three-month periods ended May 31, 2003 and 2002 include the gaming results for the Company's operations in St. Louis, Missouri and Biloxi, Mississippi and of much lesser significance, the resort operations in Biloxi (the "Broadwater Property").

  The following table highlights the results of the Company's operations.

                                                  Three Months Ended May 31,
                                                       2003        2002
                                                      ------      ------
                                                         (in millions)

                St. Louis Operations
                  Operating revenues.............    $  19.0     $  19.9
                  Operating income...............        1.9         2.1

                Biloxi Operations
                  Operating revenues.............       13.1        13.5
                  Operating income...............        1.4         1.2

                Corporate Administrative
                  and Development
                  Operating loss.................       (0.8)       (1.1)

               Discontinued Leasing Operations
                  Operating loss.................       (0.2)       (0.5)

   The following table highlights cash flows of the Company's operations.

                                                  Three Months Ended May 31,
                                                       2003        2002
                                                      ------      ------
                                                         (in millions)

                 Cash flows provided by
                   operating activities...........   $   1.5     $   1.0
                 Cash flows provided by (used in)
                   investing activities...........       3.1        (1.5)
                 Cash flows used in
                   financing activities...........      (3.6)         --
                 Cash paid for interest...........        --         0.1

  Operating revenues. The Company generated consolidated net operating revenues of $32.1 million for the three-month period ended May 31, 2003 compared to $33.4 million for the three-month period ended May 31, 2002, a decrease of $1.3 million, or 3.9%. The St. Louis operations experienced a decrease in revenue of $0.9 million and the Biloxi operations experienced a decrease in revenue of $0.4 million.

  Gaming revenues at the Company's St. Louis operations decreased $0.3 million during the three-month period ended May 31, 2003, compared to the prior year period. The current year decrease is primarily the result of a casino operator in the St. Louis market replacing its facility in August 2002 and reopening with nearly double its former gaming positions. During the prior year three-month period, the St. Louis operations were temporarily suspended from May 13, 2002 to May 20, 2002, due to flood conditions on the Mississippi River. However, the seven days of lost revenues from flooding were offset by the overall increases in revenues. The key reasons for the increased St. Louis revenues included an increase in downtown sporting events and resulting influx of tourists, and the continued trend of increased capture of market share in the Downtown St. Louis market since the relocation of the St. Louis operations. Gaming revenues at the Company's Biloxi operations decreased $0.3 million during the three-month period ended May 31, 2003 compared to the prior year period primarily as a result of decreased volume.

  The Company's revenues from food and beverage were $3.5 million for both three-month periods ended May 31, 2003 and 2002.

  The Company's revenues from hotel, retail and other were $3.3 million for the three-month period ended May 31, 2003, compared to $2.9 million for the three-month period ended May 31, 2002, an increase $0.4 million, or 13.8%. The increase was primarily attributable to an increase of $0.5 million in hotel revenue due to increased casino promotions, offset by a decrease of retail and other revenue of $0.1 million in St. Louis as the result of downsizing the retail operations.

  Promotional allowances were $6.7 million during the three-month period ended May 31, 2003, compared to $5.7 million for the three-month period ended May 31, 2002, an increase of $1.0 million, or 17.5%. Promotional allowances in St. Louis increased $0.4 million and increased in Biloxi $0.6 million. In St. Louis, the increase is the result of an increase in cash back and coupon promotions. In Biloxi, promotional allowances increased in room promotions and food and beverage complementaries primarily in response to the competitive environment.

  Operating costs and expenses. The Company's consolidated gaming expenses were $17.5 million during the three-month period ended May 31, 2003, compared to $18.0 million during the three-month period ended May 31, 2002, a decrease of $0.5 million, or 2.8%. The decrease in gaming costs was primarily attributable to a $0.4 million decrease in gaming costs in St. Louis related to payroll and payroll benefits. As a percentage of gaming revenues, gaming costs decreased to 54.7% during the three-month period ended May 31, 2003 from 55.5% during the three-month period ended May 31, 2002.

  The Company's consolidated food and beverage expenses were $2.1 million during the three-month period ended May 31, 2003, compared to $2.3 million for the three-month period ended May 31, 2002, a decrease of $0.2 million, or 8.7%. The St. Louis and Biloxi operations each contributed $0.1 million to the decrease.

  The Company's consolidated hotel, retail and other expenses were $0.8 million during the three-month period ended May 31, 2003 compared to $1.0 million during the three-month period ended May 31, 2002, a decrease of $0.2 million, or 20.0%. The St. Louis and Biloxi operations each contributed $0.1 million to the decrease. The St. Louis operations decrease in the result of scaling back retail operations. The Biloxi operations decrease was the result of a decrease in hotel expenses due to more rooms promotions, which resulted in a large percent of room expense being attributed to gaming.

  The Company's consolidated selling, general and administrative expenses were $7.1 million during the three-month period ended May 31, 2003, compared to $7.6 million during the three-month period ended May 31, 2002, a decrease of $0.5 million, or 6.6%. Selling, general and administrative expenses decreased $0.2 million in St. Louis and $0.1 million in Biloxi. The decrease in St. Louis is primarily the result of a decrease in payroll and payroll benefits and changes made in the mix of advertising media. The Company's corporate administration contributed a decrease of $0.2 million in selling, general and administrative expenses as a result legal fees and settlement costs associated with a lawsuit which was settled in May 2002 and legal costs associated with legal fees and restructuring costs prior to the Company's filing the voluntary petition for bankruptcy.

  Depreciation and amortization expenses were $2.1 million during both three-month periods ended May 31, 2003 and May 31, 2002.

  Operating income. As a result of the foregoing items, the Company had operating income of $2.5 million during the three-month period ended May 31, 2003, compared to operating income of $2.2 million during the three-month period ended May 31, 2002.

  Interest expense, net. The Company incurred net interest expense of $1.1 million during the three-month period ended May 31, 2003, compared to $3.8 million during the three-month period ended May 31, 2002, a decrease of $2.7 million. The decrease is the result of $2.7 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date thereof.

  Reorganization items, net. As a result of the bankruptcy proceedings, the Company incurred $0.5 million of reorganization costs during the three-month period ended May 31, 2003, compared to $0.2 million during the same period in the prior year. The increase is the result of substantially all of the Company's subsidiaries operating under Chapter 11 protection during the three-month period ending May 31, 2003. During the three-month period ending May 31, 2002, the Company's Broadwater Property was the sole entity operating under the protection of Chapter 11. The Company's Broadwater Property emerged from Chapter 11 on May 28, 2003.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for both three-month periods ended May 31, 2003 and May 31, 2002. During both periods the minority interest results from the Class B Unit in PBLLC in which an entity wholly-owned by the Chairman of the Board of the Company owns and has preferred rights to certain cash flows. Such amounts were accrued but not paid. The Company incurred $0.3 million minority interest expense for both three-month periods ended May 31, 2003 and May 31, 2002.

  Discontinued operations. The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel is being foreclosed on by the lender which holds a Preferred First Fleet Mortgage collateralizing debt owed to the lender. With the disposal of both vessels, representing all of the operating assets of the segment, the segment is accounted for as discontinued operations in accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." The corporate leasing selling, general and administrative expense decreased $0.3 million as a result of legal fees, insurance and other maintenance costs associated with having repossessed the

"Surfside Princess" (formerly, the "New Yorker") in October 2001.

  Net loss. The Company had net income of $0.4 million for the three-month period ended May 31, 2003, compared to a net loss of $2.7 million for the three-month period ended May 31, 2002.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale or charter of assets no longer used in the Company's casino operations.

  As discussed above, the Company and its subsidiaries, with the exception of PBLLC, are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company has incurred and anticipates that it will continue to incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy, management believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

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

  The Company was unable to make the principal and interest payments due September 15, 2001 and has not made any subsequent principal or interest payments. As of May 31, 2003, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  The Company requires approximately $6.5 million of cash on hand to fund daily operations. As of May 31, 2003, the Company had $10.8 million of non-restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. The debt obligations will be stayed during the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $3.1 million in restricted cash as of May 31, 2003, which includes $1.2 million in assets of discontinued operations. The discontinued leasing operation had $1.2 million escrowed from the proceeds on the sale of the "Surfside Princess." The Broadwater Property had $1.9 million escrowed for payment of creditors related to its emergence from bankruptcy and funding of various reserves as defined in its loan agreement. PBLLC deposits revenues into lockboxes that are controlled by its lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements, debt service and pre-petition bankruptcy claims of the Broadwater Property as defined by its loan agreement. Revenues of PBLLC include the operations of the hotels and golf course and $3.2 million annually of proceeds from rental of the Biloxi casino's mooring site.

  The Company had $0.7 million in restricted short-term investments as of May 31, 2003, consisting of certificates of deposit guaranteeing certain performance obligations of the Company's casino operations.

  The Company generated $1.6 million of cash from operating activities during the three-month period ending May 31, 2003 compared to $1.0 million during the three-month period ending May 31, 2002.

  Investing activities of the Company used $1.5 million of cash during the three-month period ending May 31, 2003. The Company expended $0.6 million on gaming equipment and capital improvements, of which approximately $0.5 million and $0.1 million was expended in St. Louis and Biloxi, respectively.

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). PBLLC was obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and non-refundable when the Indebtedness became due. As of the default date, the PBLLC accrued, but did not pay, interest on the unpaid loan fee at the stipulated rate. PBLLC continued to make the monthly interest payments accruing on the $30.0 million principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi.

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

  The term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. Under the terms of the term note payable, $2.1 million principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court of Southern Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which will allow the vessel to be seized and sold. On June 11, 2003, a United States Marshall served the warrant on the vessel.

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

Forward Looking Statements

  This Quarterly Report on Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects;
(ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continuation of future operating and net losses by the Company; (ii) the inability of the Company to restructure its debt obligations and facilitate its and its subsidiaries successful emergence from bankruptcy; (iii) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations and continue as a going concern; (iv) the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 case; (v) the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers; (vi) the Company's ability to maintain contracts that are critical to its operations; (vii) potential adverse developments with respect to the Company's liquidity and results of operations; (viii) developments or new initiatives by our competitors in the markets in which we compete; (ix) our stock price; (x) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (xi) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  As of May 31, 2003, the Company had $122.5 million of debt. Of this amount $75.0 million bears interest at fixed rates. The remaining $47.5 million bears interest at variable rates. The $45.4 million Broadwater Property note payable bears interest at a stipulated variable rate of 12.75% per annum until the obligation is satisfied. The maturity date is June 1, 2005. Interest is payable during the term of the loan on the adjusted loan amount of $40.4 million at a rate of the greater of 7.75% or LIBOR plus 4% per annum floating. The M/V "President Casino-Mississippi" note payable of $2.1 million bears interest at 2.0% over the prime rate of J.P. Morgan Chase & Company. As of May 31, 2003, the average interest rate applicable to the debt carrying variable rates was 7.63%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of May 31, 2003, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

Item 2.  Changes in Securities

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. In November 2000, the Company paid (i) $12.8 million interest and (ii) $18.75 million and $6.25 million principal on the Senior Exchange Notes and Secured Notes, respectively. The Company did not make the interest payments due September 15, 2001 and March 15, 2002. On June 20, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the bankruptcy code. The noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date of thereof. Total arrearage as of June 20, 2002, was $56.25 million of principal and $9.3 million of interest on the Senior Exchange Notes and $18.75 million of principal and $2.8 million of interest on the Secured Notes.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The exhibits filed as part of this report are listed on Index to Exhibits accompanying this report.

        (b)  Reports on Form 8-K

             On May 30, 2003, the Company filed a Current Report on Form 8-K dated May 29, 2003, reporting under Item 9 the Company issued a press release on May 29, 2003 reporting the Company's financial results for the fourth quarter and year ended February 28, 2003.

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

                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: July 14, 2002                          /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

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

Date: July 14, 2003                 /s/ John E. Connelly
                                   -------------------------------------------
                                    John E. Connelly
                                    Chief Executive Officer of
                                    President Casinos, Inc.

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

Date: July 14, 2003                 /s/ Ralph J. Vaclavik
                                   -------------------------------------------
                                    Ralph J. Vaclavik
                                    Chief Financial Officer of
                                    President Casinos, Inc.

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   10.1 Amended and Restated Promissory Note dated as of May 28, 2003 by and between President Broadwater Hotel, LLC and Lehman Brothers Holdings Inc.
   10.2     Amended and Restated Deed of Trust, Security Agreement and
            Fixture Filing made as of the 28th day of May, 2003, by
            President Broadwater Hotel, LLC for the benefit of Lehman
            Brothers Holdings Inc.
   10.3 Amended and Restated Security Agreement and Lockbox Agreement dated as of May 28,2003 by and among President Broadwater Hotel, LLC, Lehman Brothers Holdings Inc. and TriMont Real Estate Advisors.
   10.4 Amended and Restated Security Agreement and Assignment of Contractual Agreements Affecting Real Estate made as of May 28, 2003, by President Broadwater Hotel, LLC in favor of Lehman Brothers Holdings Inc.
   99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                                     36

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