Form 10-Q
period 2003-08-31
PRESIDENT CASINOS INC
filed 2003-10-10
CIK 888507

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

               For the quarterly period ended August 31, 2003

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of October 10, 2003.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 28, 2003...............................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three and Six Months Ended August 31, 2003
      and 2002............................................................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 2003 and 2002...................3

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

  Item 2.  Changes in Securities and Use of Proceeds.....................29

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

  Item 5.  Other Information.............................................30

  Item 6.  Exhibits and Reports on Form 8-K..............................30


Signature................................................................31

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                                   (DEBTORS-IN-POSSESSION)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                            (in thousands, except share data)
                                                                 Aug. 31,   Feb. 28,
                                                                   2003       2003
                                                                 --------   --------
         ASSETS
         Current assets:
          Cash and cash equivalents......................       $ 19,967   $ 16,120
          Restricted cash................................          2,170      5,304
          Restricted short-term investments..............            350        712
          Accounts receivable, net of allowance for
            doubtful accounts of $186 and $281...........            518        659
          Other current assets...........................          6,185      3,960
                                                                ---------  ---------
              Total current assets.......................         29,190     26,755
                                                                ---------  ---------
         Property and equipment, net of accumulated
          depreciation of $61,938 and $58,764............         88,472     91,730
         Assets of discontinued operations...............          1,926      2,349
                                                                ---------  ---------
                                                                $119,588   $120,834
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities:
          Accounts payable...............................       $  1,368   $  1,340
          Accrued payroll and benefits...................          3,551      3,866
          Accrued interest...............................            480      9,818
          Accrued loan fee...............................            --       7,000
          Other accrued liabilities......................          5,358      6,100
          Liabilities from discontinued operations.......            619        305
          Current maturities of long-term debt...........            --      30,000
                                                                ---------  ---------
              Total current liabilities..................         11,376     58,429

        Long-term liabilities............................         45,429        --
                                                                ---------  ---------
              Total liabilities not
                subject to compromise....................         56,805     58,429

        Liabilities subject to compromise................        110,662    111,340
                                                                ---------   --------
              Total liabilities..........................        167,467    169,769
                                                                ---------   --------
        Minority interest................................          1,333        679
        Commitments and contingencies....................            --         --
        Stockholders' deficit:
          Preferred Stock, $0.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (151,243)  (151,645)
                                                                ---------  ---------
              Total stockholders' deficit................        (49,212)   (49,614)
                                                                ---------  ---------
                                                                $119,588   $120,834
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                                     PRESIDENT CASINOS, INC.
                                     (DEBTORS-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                             (in thousands, except per share data)

                                                   Three Months                Six Months
                                                 Ended August 31,           Ended August 31,
                                                 2003        2002           2003        2002
                                                ------      ------         ------      ------

OPERATING REVENUES:
  Gaming...................................    $ 30,781    $ 31,370       $ 62,744    $ 63,944
  Food and beverage........................       3,454       3,461          6,958       7,009
  Hotel....................................       2,183       1,817          4,288       3,471
  Retail and other.........................         955       1,060          2,146       2,352
  Less promotional allowances..............      (6,230)     (5,753)       (12,894)    (11,440)
                                               ---------   ---------      ---------   ---------
    Net operating revenues.................      31,143      31,955         63,242      65,336
                                               ---------   ---------      ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming...................................      16,923      18,073         34,401      36,127
  Food and beverage........................       2,091       2,296          4,169       4,623
  Hotel....................................         300         374            559         749
  Retail and other.........................         471         611          1,034       1,275
  Selling, general and administrative......       7,322       7,517         14,413      15,133
  Depreciation and amortization............       2,011       2,019          4,095       4,108
  Development costs........................         --           63            --          110
                                               ---------   ---------      ---------   ---------
    Total operating costs and expenses.....      29,118      30,953         58,671      62,125
                                               ---------   ---------      ---------   ---------
OPERATING INCOME...........................       2,025       1,002          4,571       3,211
                                               ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense (contractual interest
    of $3,880 and $3,873 for the three-
    month periods and $7,981 and $7,715
    for the six-month periods).............        (853)     (1,749)        (1,953)     (5,562)
  Interest income..........................          33          61             71         114
  Reorganization items, net................        (394)       (468)          (900)       (686)
  Gain (loss) on disposal of property
    and equipment..........................          25         --              (5)        (23)
                                               ---------   ---------      ---------   ---------
    Total other expense....................      (1,189)     (2,156)        (2,787)     (6,158)
                                               ---------   ---------      ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............         836      (1,154)         1,784      (2,947)
Minority interest..........................         313         324            654         639
                                               ---------   ---------      ---------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...         523      (1,478)         1,130      (3,586)
                                               ---------   ---------      ---------   ---------
Loss from discontinued operations..........        (481)       (478)          (728)     (1,053)
                                               ---------   ---------      ---------   ---------
NET INCOME (LOSS)..........................    $     42    $ (1,956)      $    402    $ (4,639)

                                               =========   =========      =========   =========
Basic and diluted net income (loss) per
   share from continuing operations........    $   0.10    $  (0.29)      $   0.22    $  (0.71)

Basic and diluted net loss per share
   from discontinued operations............    $  (0.10)   $  (0.10)      $  (0.14)   $  (0.21)
                                               ---------   ---------      ---------   ---------
Basic and diluted net loss per share.......    $    --     $  (0.39)      $   0.08    $  (0.92)
                                               =========   =========      =========   =========
Weighted average common and dilutive
 potential shares outstanding..............       5,033       5,033          5,033       5,033
                                               =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                                    2

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Six Months Ended August 31,
                                                         2003        2002
                                                        ------      ------

Net cash provided by continuing
  operating activities...........................     $  4,774    $  5,118
                                                      ---------   ---------
Cash flows from investing activities of
  continuing operations:
    Expenditures for property and equipment.......        (868)     (2,946)
    Maturity of short-term investments............         322          63
    Change in restricted cash.....................       3,133         499
    Proceeds from sales of property and equipment.          27           7
                                                      ---------   ---------
      Net cash provided by (used in) investing
        activities of continuing operations.......       2,614      (2,377)
                                                      ---------   ---------
Cash flows from financing activities of
  continuing operations:
    Repayment of notes payable....................      (3,551)         (5)
    Payment of minority interest..................         --          (68)
                                                      ---------   ---------
      Net cash used in financing activities
        of continuing operations..................      (3,551)        (73)
                                                      ---------   ---------
Net cash provided by (used in)
  discontinued operations.........................          10        (891)
                                                      ---------   ---------
Net increase in cash and cash equivalents.........       3,847       1,777
Cash and cash equivalents at beginning of period..      16,120      10,110
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 19,967    $ 11,887
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $    409    $     82
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                          (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BANKRUPTCY PROCEEDINGS

    As used herein, the term "Company" refers to President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by the Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows. As described below, the Company and its subsidiaries are currently in bankruptcy proceedings and certain of its assets are being realized upon by its creditors. At this time it is not possible to accurately predict what, if any, value will remain after the Company's creditors have realized upon the Company assets. On June 20, 2002, President Casinos, Inc. together with its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). Subsequently, on July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where they are now pending and being administered. The Company and its operating subsidiaries, except President Broadwater Hotel, LLC, each continue in possession and use of their assets as debtors-in-possession. The Company and its subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated under the President Casinos, Inc. case.

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

  As set forth in the Term Sheet, the Company, the Committee and the Bondholders agreed that the Company would have until July 18, 2003 to effect a recapitalization of the Company pursuant to a plan of reorganization with qualified financing commitments under which the unsecured creditors and bondholders would be repaid in full. The Term Sheet also outlined a process and timetable under which the Company's St. Louis operations would be sold in the event that a recapitalization of the Company was not completed as set forth in the Term Sheet. As part of such process, the Company was required to meet certain benchmarks which, if not met, would permit the Committee to file a motion with the Court for the sale of the Company's St. Louis operations and to appoint a chief restructuring officer to manage the sale process.

  Pursuant to the Term Sheet provisions and the agreement of the Company, the Committee and the Bondholders, on September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50,000. The agreement will be submitted to the Missouri Bankruptcy Court for approval and will be subject to higher and better bids being submitted by qualified third parties. The closing of the transaction is subject to satisfaction of various conditions including approval and licensing by the Missouri Gaming Commission.

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company initiated consummation of the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date. See "Note 5. Long-Term Debt and Current Portion of Long-Term Debt."

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under the terms of its $2,100 M/V "President Casino-Mississippi" note. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net."

  Management is pursuing various strategic financing alternatives in order to fund its debt obligations and the Company's continuing operations in Mississippi. The Company is pursuing alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its remaining assets. The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including refinancing its debts, selling assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

  The descriptions of the Company's business, financial condition and prospects contained in this Quarterly Report on Form 10-Q are qualified in their entirety by the foregoing description of the significant risks associated with the Company's bankruptcy proceedings.

  As of August 31, 2003, the Company had $19,967 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

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

4.  PROPERTY AND EQUIPMENT

  During the fourth quarter of fiscal 2003, the Company held a sealed bid auction of the "Surfside Princess" in accordance with Section 363 of the United States Bankruptcy Code. In February, 2003, the auction closed and the winning bid was $1,500. The purchase agreement was consummated on May 2, 2003. The Company recorded a $36 loss on the sale of the vessel during the three-month period ended May 31, 2003. See "Note 8. Commitments and Contingent Liabilities."

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is in default under the terms of its $2,100 M/V "President Casino-Mississippi" note. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralize the term note payable which is also personally guaranteed by Mr. Connelly. On June 11, 2003, a United States Marshall served a warrant on the vessel. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net."

  The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13,000 before closing adjustments. The transaction is subject to contingencies which generally expire on October 15, 2003. The transaction is scheduled to close October 28, 2003. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC. The ownership of the golf course is not essential to the accomplishment of the Company's development plan.

5.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of August 31, 2003, all of the Company's long-term debt, except the Broadwater Hotel note, was classified as liabilities subject to compromise. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net." As of February 28, 2003, current maturities of long-term debt consisted of the Broadwater Hotel note. The Broadwater Hotel note and related accrued loan fee and accrued interest were modified, as discussed below, and the modified obligation is classified as long-term debt as of August 31, 2003.

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On May 28, 2003, the Company paid Lehman $3,551 pursuant to the Modified Plan. As of August 31, 2003, the principal amount of the Modified Indebtedness was $45,429. The principal amount of the Modified Indebtedness earns interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Modified Indebtedness is June 1, 2005. Interest is payable during the term of the Modified Indebtedness on the adjusted loan obligation amount. As of August 31, 2003, the adjusted loan obligation amount was $43,013. PBLLC is required to pay interest earned on the adjusted loan obligation monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating through the term of the Modified Indebtedness.

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

  Under the Modified Plan, the Modified Indebtedness is accelerated in the event the Missouri Bankruptcy Court, having jurisdiction over President Mississippi, does not approve the base rental increase on the marina leased to the Biloxi casino by PBLLC by November 1, 2003. This requirement does not apply if PBLLC's aggregate net cash flow from its operations, after receiving rental payments from President Mississippi at the current base rental, and after certain adjustments are made, equals or exceeds the amount of funds that would be necessary, on an annual basis, to pay the greater of 7.75% per annum or LIBOR plus 4% per annum floating on the adjusted loan obligation amount as of November 1, 2003. Currently management anticipates that it will meet these cash flow requirements. The Modified Plan contains an express waiver of rights by PBLLC to seek future bankruptcy protection. J. Edward Connelly Associates, Inc. ("JECA"), the holder of a Class B interest in PBLLC, retains its membership interest, but any payments by PBLLC to JECA shall be restricted until such time as all outstanding obligations to Lehman and other creditors receiving funds under the Modified Plan are discharged.

6.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                  Aug. 31,     Feb. 28,
                                                                    2003         2003
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250      $ 56,250
              Secured Notes, 12%..............................     18,750        18,750
              M/V "President Casino-Mississippi" note payable,
                variable interest rate........................      2,100         2,100
              Minority interest...............................     15,669        15,669
              Accrued interest................................     13,719        13,728
              Accounts payable and other accrued expenses.....      4,174         4,843
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $110,662      $111,340
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries and were payable as follows: 25% of the outstanding principal amount on each of September 15, 1999 and September 15, 2000 and the remainder of the outstanding principal amount on September 15, 2001. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing wholly-owned subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and was zero as of August 31, 2003. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  See "Note 1. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes.

  M/V "President Casino-Mississippi" Note

  The term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. The Company continued to make the quarterly principal and interest payments on this note prior to the bankruptcy filing. Under the terms of the note agreement, $2,100 principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court of Southern Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allows the vessel to be seized and sold. On June 11, 2003, a United States Marshall served the warrant on the vessel. On September 22, 2003, the Court entered an order in favor of the lender and ordering the vessel to be sold. It is anticipated that the lender will seek to sell the vessel and seek distribution of any sale proceeds.

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

  As of August 31, 2003, all reorganization items consist of professional fees and U.S. Trustee fees.

7.  STOCK-BASED COMPENSATION

  As of August 31, 2003, the Company has three stock Option Plans. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Substantially all of the Company's stock options were vested as of August 31, 2003. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during the six-month period ended August 31, 2003 or fiscal year 2003.

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

  --"Surfside Princess"

  On October 12, 2001, the Company's subsidiary which owned the M/V "Surfside Princess," formerly known as the M/V "New Yorker," initiated an action in the United States District Court for the Middle District of Florida against Southern Gaming, LLC and its assignee for breach of a Bareboat Charter and Purchase Agreement dated March 29, 2001 pursuant to which the M/V "Surfside Princess" was chartered from the Company. The suit alleged breach of the charter. Subsequent proceedings followed in which various parties claimed various rights with respect to the vessel and its contents.

  On October 19, 2001, Southern Gaming filed suit in the United States District of the Middle District of Florida seeking damages in connection with the charter of the "Surfside Princess." Subsequently this proceeding was consolidated with the prior proceeding involving Southern Gaming. Other suits and claims existed with respect to the vessel. The Mississippi Bankruptcy Court granted a motion for the M/V "Surfside Princess" to be sold outside a plan of reorganization. On May 2, 2003 a purchase agreement on the vessel was consummated, at which time the liens against the vessel attached to the proceeds from the sale. A mutual release and settlement agreement has been circulated among the parties and is expected to be fully executed by October 15, 2003. Included in discontinued operations is a $450 accrual to reflect the outcome of this litigation.

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

9.  DISCONTINUED OPERATIONS

  The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel is being foreclosed on by the lender which holds a Preferred First Fleet Mortgage collateralizing debt owed to the lender. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net." With the disposal of both vessels, representing all of the operating assets of the segment, the segment is accounted for as discontinued operations in accordance with Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets."

  The components of assets of and liabilities from discontinued operations are as follows:

                                                                  Aug. 31,     Feb. 28,
                                                                    2003         2003
                                                                   ------       ------

              Cash and cash equivalents..................        $     40      $     39
              Restricted cash............................           1,198           --
              Prepaid assets.............................             --             60
              Property and equipment.....................             688         2,250
                                                                  --------      --------
                                                                  $ 1,926       $ 2,349
                                                                  ========      ========

              Accounts payable...........................         $    77       $   173
              Other accrued liabilities..................             542           132
                                                                  --------      --------
                                                                  $   619       $   305
                                                                  ========      ========

  In addition, the $2,100 M/V "President-Mississippi" note payable which is collateralized by the vessel being foreclosed on discussed above and $62 in other pre-petition liabilities, is included in liabilities subject to compromise for both periods presented.

10.  SEGMENT INFORMATION

  The Company's reportable segments from continuing operations are similar in operations, but have distinct and separate regional markets. The Company's reportable segments are based on its two geographic gaming operations. The Biloxi operations consist of the Biloxi casino and the Broadwater Property and the St. Louis operations consist of the St. Louis casino.

  The Company has no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

                                                    Three Months              Six Months
                                                  Ended August 31,          Ended August 31,
                                                   2003      2002            2003      2002
                                                  ------    ------          ------    ------

   OPERATING REVENUES:
    St. Louis operations...................      $ 18,168  $ 18,612        $ 37,212  $ 38,507
    Biloxi operations......................        12,975    13,343          26,030    26,829
                                                 --------- ---------       --------- ---------
      Net operating revenues...............      $ 31,143  $ 31,955        $ 63,242  $ 65,336
                                                 ========= =========       ========= =========

                                                    Three Months              Six Months
                                                   Ended August 31,         Ended August 31,
                                                   2003       2002          2003       2002
                                                  ------     ------        ------     ------

    OPERATING INCOME (LOSS):
    St. Louis operations...................      $  1,609   $    810      $  3,463   $  2,835
    Biloxi operations......................         1,146      1,398         2,592      2,643
                                                 ---------  ---------     ---------  ---------
      Gaming and ancillary operations......         2,755      2,208         6,055      5,478
    Corporate administration...............          (730)    (1,143)       (1,484)    (2,157)
    Corporate development..................           --         (63)          --        (110)
                                                 ---------  ---------     ---------  ---------
    OPERATING INCOME.......................      $  2,025   $  1,002      $  4,571   $  3,211
                                                 =========  =========     =========  =========


  A summary of assets by segment, is as follows:

                                                          Aug. 31,    Feb. 28,
                                                            2003        2003
                                                           ------      ------

               St. Louis operations....................   $ 50,440    $ 47,917
               Biloxi operations.......................     61,194      63,562
                                                          ---------   ---------
                 Gaming and ancillary operations.......    111,634     111,479
               Corporate assets........................      2,769       3,747
               Development assets......................      3,259       3,259
               Discontinued operations.................      1,926       2,349
                                                          ---------   ---------
                   Net assets..........................   $119,588    $120,834
                                                          =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                          Aug. 31,    Feb. 28,
                                                            2003        2003
                                                           ------      ------
              Property and Equipment:
                St. Louis operations..................   $ 34,111    $ 36,540
                Biloxi operations.....................     51,092      51,919
                                                         ---------   ---------
                   Gaming and ancillary operations....     85,203      88,459
                Corporate assets......................         10          12
                Development assets....................      3,259       3,259
                                                         ---------   ---------
                    Net Property and Equipment........   $ 88,472    $ 91,730
                                                         =========   =========

                                                       Six Months Ended Aug. 31,
                                                            2003        2002
                                                           ------      ------

              Additions to Property and Equipment:
                St. Louis operations..................   $    636    $  2,324
                Biloxi operations.....................        211         601
                                                         ---------   ---------
                  Gaming and ancillary operations.....        847       2,925
                Corporate assets......................        --          --
                Development assets....................        --           21
                                                         ---------   ---------
                                                         $    847    $  2,946
                                                         =========   =========

11. GUARANTEE OF CITY OBLIGATION

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of August 31, 2003, the Company's guarantee was $524.

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

  President Casinos, Inc., President Riverboat Casino-Missouri, Inc., The President Riverboat Casino-Mississippi, Inc., Broadwater Hotel, Inc., President Riverboat Casino-New York, Inc., PRC Management, Inc., PRC Holdings Corporation, TCG/Blackhawk, Inc. and Vegas Vegas, Inc. have each filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See "Note 1. Bankruptcy Proceedings" of the Notes to Condensed Consolidated Financial Statements included in Part I of this report.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and has not made any subsequent principal or interest payments on the Notes. As of August 31, 2003, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  On May 2, 2003, the Company consummated the sale of the M/V "Surfside Princess" under the terms of a Section 363 sale of the Bankruptcy Code for $1.5 million. Liens on the vessel were transferred to the proceeds from the sale, and are being held in escrow pending the outcome of certain litigation.

  Pursuant to the Term Sheet provisions and the agreement of the Company, the Committee and the Bondholders, on September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50.0 million. The agreement will be submitted to the Missouri Bankruptcy Court for approval and will be subject to higher and better bids being submitted by qualified third parties. The closing of the transaction is subject to satisfaction of various conditions including approval and licensing by the Missouri Gaming Commission.

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

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which were within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the proposed locations. The Commission's decision was challenged by one of the applicants whose proposal was not selected and by other entities. In September 2001, the applicant selected by the Gaming Commission announced it would not proceed with the development of the project. The Gaming Commission announced that it will consider licensing an additional casino in the St. Louis market. One such application has been filed to operate a gaming facility approximately 20 miles south of the "Admiral." The Gaming Commission has extended the period in which applications can be filed but has not indicated a specific deadline for such filings. In September 2003, the City and the County of St. Louis, which are separate political and geographic subdivisions, announced that they were both issuing Requests for Proposals for a new casino in both jurisdictions.
At this time, it is not possible to predict what impact this may have on the St. Louis operation, but Management believes that any new casino would be opened substantially after the time the Company anticipates the St. Louis operation will be sold.

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

Potential Opportunities

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

  In January 1999, the Company received a permit from the Mississippi Department of Marine Resources (the "DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers (the "Corps") and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Final Environmental Impact Statement ("EIS"). The Draft EIS has been completed, notice of which was posted in the Federal Register in June 2000 for public comment. The current permit application to the Corps was canceled on June 10, 2002 pending re-submission of a revised project design that reflects the changes resulting from the Company's work with the Corps. The cancellation is an administrative measure which will allow the Corps to remove the application from the Corps' pending action list, and should not affect future evaluation of the permit request. The Company anticipates submitting a revised plan. At that time, a new application number will be assigned, and the evaluation of the permit request will resume.

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

  The Company has entered into a contract to sell to an unrelated party the golf course. The golf course purchase price is $13.0 million before closing adjustments. The transaction is subject to contingencies which generally expire on October 15, 2003. The transaction is scheduled to close October 28, 2003. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC. The ownership of the golf course is not essential to the accomplishment of the Company's development plan.

Results of Operations

  The results of operations for the three-month and six-month periods ended August 31, 2003 and 2002 include the gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and of a lesser significance, the hotel operations in Biloxi (the Broadwater Property).

  The following table highlights the results of the Company's operations.

                                    Three Months            Six Months
                                   Ended August 31,       Ended August 31,
                                    2003      2002         2003      2002
                                   ------    ------       ------    ------
                                                 (in millions)

St. Louis, Missouri Operations
  Operating revenues               $ 18.2    $ 18.6       $ 37.2    $ 38.5
  Operating income                    1.6       0.8          3.5       2.8

Biloxi, Mississippi Operations
  Operating revenues               $ 12.9    $ 13.3       $ 26.0    $ 26.8
  Operating income                    1.1       1.4          2.5       2.7

Corporate Administrative and
  Development operating loss       $ (0.7)   $ (1.2)      $ (1.5)   $ (2.3)

  The following table highlights cash flows of the Company's operations.

                                             Six Months
                                           Ended August 31,
                                           2003      2002
                                          ------    ------
                                            (in millions)

Cash flows provided by
  operating activities                     $ 4.5     $ 4.3
Cash flows provided by (used in)
  investing activities                       2.9      (2.4)
Cash flows used in
  financing activities                      (3.6)     (0.1)
Cash paid for interest                       0.4        0.1

Three-Month Period Ended August 31, 2003 Compared to the
Three-Month Period Ended August 31, 2002

  Net operating revenues. The Company generated consolidated net operating revenues of $31.1 million during the three-month period ended August 31, 2003 compared to $32.0 million during the three-month period ended August 31, 2002. The St. Louis operations experienced a decrease in revenue of $0.5 million and the Biloxi operations experienced a decrease in revenue of $0.4 million.

  Gaming revenues from the Company's St. Louis operations decreased $0.3 million, or 1.3%, during the three-month period ended August 31, 2003, compared to the same period of the prior year. Gaming revenues at the Company's Biloxi operations decreased $0.3 million, or 2.7%, during the three-month period ended August 31, 2003 compared to the three-month period ended August 31, 2002.

  The Company's revenues from food and beverage were $3.5 million during both three-month periods ended August 31, 2003 and 2002.

  The Company's revenues from hotel, retail and other were $3.1 million during the three-month period ended August 31, 2003, compared to $2.9 million during the three-month period ended August 31, 2002. The increase was primarily attributable to an increase of hotel revenue of approximately $0.4 million as a result of an increase in hotel promotions offered by the casino.

  Promotional allowances were $6.2 million during the three-month period ended August 31, 2003, compared to $5.7 million during the three-month period ended August 31, 2002, an increase of $0.5 million, or 8.8%. The increase in promotional allowances was primarily attributable to Biloxi responding to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $16.9 million during the three-month period ended August 31, 2003 compared to $18.1 million during the three-month period ended August 31, 2002. The decrease in gaming costs was primarily attributable to a $1.1 million decrease in St. Louis in gaming costs as a result of a $0.6 million decrease in payroll and benefit costs, $0.2 million reduction in repairs and maintenance and costs associated with the prior year high water levels, $0.1 million reduction in slot machine lease expense and a $0.1 million decrease in gaming and admissions taxes resulting from decreased gaming revenues. Biloxi operations had a $0.1 million decrease in gaming costs primarily attributable to a decrease in gaming taxes resulting from a decrease in gaming revenues and a decrease in lease expense related slot machines. As a percentage of gaming revenues, gaming costs decreased to 54.9% during the three-month period ended August 31, 2003 from 61.8% during the three-month period ended August 31, 2002 due primarily to these changes.

  The Company's consolidated food and beverage expenses were $2.1 million during the three-month period ended August 31, 2003, compared to $2.3 million during the three-month period ended August 31, 2002, a decrease of $0.2 million, or 8.7%. The decrease is attributable to a decrease in payroll and benefit costs at the Company's St. Louis operations.

  The Company's consolidated hotel, retail and other expenses were $0.8 million during the three-month period ended August 31, 2003, compared to $1.0 million during the three-month period ended August 31, 2002, a decrease of

$0.2 million, or 20.0%. The decrease is attributable to scaling back retail operations in St. Louis.

  The Company's consolidated selling, general and administrative expenses were $7.3 million during the three-month period ended August 31, 2003, compared to $7.5 million during the three-month period ended August 31, 2002, a decrease of $0.2 million, or 2.7%. The St. Louis casino operations and the Biloxi operations each contributed a $0.1 million increase in selling, general and administrative expenses. These increases were offset by a decrease of $0.4 million in corporate overhead. Corporate overhead decreased primarily as a result of a $0.3 million severance agreement with a former executive recorded during the three-month period ended August 31, 2002.

  Depreciation and amortization expenses were $2.0 million during both three-month periods ended August 31, 2003 and 2002.

  Operating income. As a result of the foregoing items, the Company had operating income of $2.0 million for the three-month period ended August 31, 2003, compared $1.0 million for the three-month period ended August 31, 2002.

  Interest expense, net. The Company incurred net interest expense of $0.8 million during the three-month period ended August 31, 2003, compared to $1.7 million during the three-month period ended August 31, 2002, a decrease of $0.9 million. The decrease is the result of $0.6 million decrease in interest expense resulting from the June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date thereof. Additionally, there was a $0.3 million decrease in interest expense related to the restructuring of the PBLLC debt and the corresponding reduction in the interest rate.

  Reorganization items, net. The Company incurred reorganization costs of $0.4 million during the three-month period ended August 31, 2003, compared to $0.5 million during the three-month period ended August 31, 2002. On April 19, 2001, PBLLC filed a voluntary bankruptcy petition for bankruptcy and began incurring costs associated with its reorganization. On June 20, 2002, the Company's parent company and PRC-Missouri filed voluntary petitions and in July 2002, substantially all of the Company's other operating subsidiaries filed voluntary petitions. On May 28, 2003, PBLLC emerged from bankruptcy. Costs associated with the reorganizations consist of professional fees and U.S. Trustee fees.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for both three-month periods ended August 31, 2003 and 2002. During both periods the minority interest results from the priority return on the Class B Unit in PBLLC in which an entity wholly-owned by the Chairman of the Board of the Company owns and has preferred rights to certain cash flows. Such amounts were accrued but not paid.

  Net income/loss. The Company recognized no net income or loss during the three-month period ended August 31, 2003, compared to a net loss of $2.0 million during the three-month period ended August 31, 2002.

Six-Month Period Ended August 31, 2003 Compared to the
Six-Month Period Ended August 31, 2002

  Net operating revenues. The Company generated net consolidated operating revenues of $63.2 million during the six-month period ended August 31, 2003 compared to $65.3 million during the six-month period ended August 31, 2002. The St. Louis and Biloxi operations experienced decreases in operating revenues of $1.3 million and $0.8 million, respectively.

  Gaming revenues from the Company's St. Louis casino operations decreased $0.6 million during the six-month period ended August 31, 2003, compared to the six-month period ended August 31, 2002. Management believes this decrease is attributable to increased competition resulting from expansion by a competitor in the St. Louis market during August 2002. The decrease in revenue due to the increased competition is offset to some extent by the St. Louis operations being closed due to high water on the Mississippi River for one week during the prior year six-month period. Gaming revenues at the Company's Biloxi operations decreased $0.6 million during the six-month period ended August 31, 2002 compared to the prior year period due to a decrease in volume.

  The Company's revenues from food and beverage were $7.0 million during both six-month periods ended August 31, 2003 and 2002.

  The Company's revenues from hotel, retail and other were $6.4 million during the six-month period ended August 31, 2003, compared to $5.8 million during the six-month period ended August 31, 2002, an increase of $0.6 million, or 10.3%. The increase was primarily attributable to an increase in hotel revenue of $0.8 million resulting from increased room promotions in response to the competitive environment in Biloxi.

  Promotional allowances were $12.9 million during the six-month period ended August 31, 2003, compared to $11.4 million during the six-month period ended August 31, 2002, an increase of $1.5 million, or 13.2%. Promotional allowances in St. Louis increased $0.5 million and Biloxi increased $1.0 million. In both St. Louis and Biloxi, promotional allowances increased primarily as a result of responding to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $34.4 million during the six-month period ended August 31, 2003, compared to $36.1 million during the six-month period ended August 31, 2002, a decrease of $1.7 million, or 4.7%. Gaming costs and expenses at the St. Louis operations decreased $1.5 million as a result of a decrease in payroll and payroll benefits of $0.9 million, a combined decrease in equipment rental and gaming taxes of $0.3 million and a combined decrease in repairs and expenses related to high water conditions in the prior year of $0.2 million. Biloxi gaming costs and expenses decreased $0.2 million as a result of a decrease of $0.1 million in employee benefits and a combined decrease in equipment rental and gaming taxes of $0.1 million.

  The Company's consolidated food and beverage expenses were $4.2 million during the six-month period ended August 31, 2003, compared to $4.6 million during the six-month period ended August 31, 2002, a decrease of $0.4 million, or 8.7%. Food and beverage expense at the St. Louis operations decreased $0.3 million primarily as a result of a reduction in payroll and payroll benefits.

Food and beverage expense at the Biloxi operations decreased primarily as the result of more strategic purchasing of product.

  The Company's consolidated hotel, retail and other expenses were $1.6 million during the six-month period ended August 31, 2003, compared to $2.0 million during the six-month period ended August 31, 2002, a decrease of $0.4 million, or 20.0%. The decrease is attributable to scaling back retail operations in St. Louis.

  The Company's consolidated selling, general and administrative expenses were $14.4 million during the six-month period ended August 31, 2003, compared to $15.1 million during the six-month period ended August 31, 2002, a decrease of $0.7 million, or 4.6%. The Company's St. Louis casino operations and Biloxi operations maintained relatively the same selling, general and administrative expense during both six-month periods. The Company's corporate overhead decreased $0.6 million as a result of a $0.2 million reduction in legal fees and settlement costs associated with a lawsuit which was settled in May 2002 and legal fees associated with bondholder debt which has been classified as reorganization costs since June 20, 2002, the date of filing the voluntary petition for bankruptcy. Additionally, there was a $0.3 million one-time charge in the prior six-month period for severance accrued for a former executive.

  Depreciation and amortization expense was $4.1 million during both six-month periods ended August 31, 2003 and 2002.

  Operating (loss) income. As a result of the foregoing items, the Company had operating income of $4.6 million during the six-month period ended August 31, 2003 compared to $3.2 million during the six-month period ended August 31, 2002.

  Interest expense, net. The Company incurred net interest expense of $1.9 million during the six-month period ended August 31, 2003, compared to $5.4 million during the six-month period ended August 31, 2002, a decrease of $3.5 million. The decrease is the result of $3.3 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date thereof. Additionally, there was a $0.3 million decrease in interest expense related to the restructuring of the PBLLC debt and the corresponding reduction in the interest rate.

  Restructuring items, net. The Company incurred restructuring costs of $0.9 million during the six-month period ended August 31, 2003, compared to $0.7 million during the six-month period ended August 31, 2002. On April 19, 2001, PBLLC filed a voluntary bankruptcy petition for bankruptcy and began incurring costs associated with its reorganization. On June 20, 2002, the Company's parent company and PRC-Missouri filed voluntary petitions and in July 2002, substantially all of the Company's other operating subsidiaries filed voluntary petitions. On May 28, 2003, PBLLC emerged from bankruptcy. Costs associated with the reorganizations consist of professional fees and U.S. Trustee fees.

  Minority interest expense. The Company incurred $0.6 million minority interest expense during both six-month periods ended August 31, 2003 and 2002.

  Net income/loss. The Company recognized net income of $0.4 million during the six-month period ended August 31, 2003, compared to a net loss of $4.6 million during the six-month period ended August 31, 2002.

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

  The Company was unable to make the principal and interest payments due September 15, 2001 and has not made any subsequent principal or interest payments. As of August 31, 2003, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  The Company requires approximately $6.5 million of cash on hand to fund daily operations. As of August 31, 2003, the Company had $13.5 million of non-restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. The debt obligations will be stayed during the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $3.4 million in restricted cash as of August 31, 2003, which includes $1.2 million in assets of discontinued operations. The discontinued leasing operation had $1.2 million escrowed from the proceeds on the sale of the "Surfside Princess." The Broadwater Property had $2.2 million escrowed for payment of creditors related to its emergence from bankruptcy and funding of various reserves as defined in its loan agreement. PBLLC deposits revenues into lockboxes that are controlled by its lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements, debt service and pre-petition bankruptcy claims of the Broadwater Property as defined by its loan agreement. Revenues of PBLLC include the operations of the hotels and golf course and $3.2 million annually of proceeds from rental of the Biloxi casino's mooring site.

  The Company had $0.4 million in restricted short-term investments as of August 31, 2003, consisting of a certificate of deposit guaranteeing certain performance obligations of the Company's Biloxi operations.

  The Company generated $4.5 million of cash from operating activities during the six-month period ending August 31, 2003 compared to $4.3 million during the six-month period ending August 31, 2002.

  Investing activities of the Company generated $2.9 million of cash during the six-month period ending August 31, 2003. The Company expended $0.8 million on gaming equipment and capital improvements, of which approximately $0.6 million and $0.2 million was expended in St. Louis and Biloxi, respectively. The Company received proceeds from the sale of the "Surfside Princess" of $1.5 million. Additionally there was a net change in short-term investments and restricted cash of $2.2 million.

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

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provided for the unsecured creditors of PBLLC to receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date.

  The term note payable is collateralized by the vessel M/V "President Casino-

Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. Under the terms of the term note payable, $2.1 million principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court of Southern Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which will allow the vessel to be seized and sold. On June 11, 2003, a United States Marshall served the warrant on the vessel. On September 22, 2003, the Court entered an order in favor of the lender and ordering the vessel be sold.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of August 31, 2003, the Company had $122.5 million of debt, $77.1 million of which is classified as liabilities subject to compromise. Of this amount $75.0 million bears contractual interest at fixed rates and is classified as liabilities subject to compromise. The remaining $47.5 million bears contractual interest at variable rates. Of this amount, $2.1 million is classified as liabilities subject to compromise. The $45.4 million Broadwater Property note payable bears interest at a stipulated variable rate at the greater of (i) 7.75% or (ii) 4.0% plus the LIBOR 30-day rate. The M/V "President Casino-Mississippi" note payable of $2.1 million bears interest at 2.0% over the prime rate of J.P. Morgan Chase & Company. As of August 31, 2003, the average interest rate applicable to the debt carrying variable rates was 7.63%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of August 31, 2003, would increase the Company's annual interest costs by approximately $0.5 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

  Although the Company manages its short-term cash assets to maximize return with minimal risk, the Company does not invest in market rate sensitive instruments for trading or other purposes and the Company is not exposed to foreign currency exchange risks or commodity price risks in its transactions.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report pursuant to Rule 13a-15e of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

(b)  Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             See Exhibit Index.

        (b)  Reports on Form 8-K

             On July 15, 2003, the Company filed a Current Report on Form 8-K dated July 14, 2003, reporting under Item 9 that the Company issued a press release on July 14, 2003 reporting the Company's financial results for the first quarter ended May 31, 2003.

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

                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: October 10, 2003                      /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   10.1 Agreement for Sale and Purchase of Real and Personal Property, Dated June 2, 2003, between President Broadwater Hotel, LLC and A.D. Julden Enterprises, LLC.
   10.2     Amendment to Agreement for Sale and Purchase of Real and
            Personal Property, dated August 29, 2003, between President Broadwater Hotel, LLC and A.D. Julden Enterprises, LLC.
   10.3 Second Amendment to Agreement for Sale and Purchase of Real and Personal Property, dated October 8, 2003, between President Broadwater Hotel, LLC and A.D. Julden Enterprises, LLC.
   31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934, as amended.
   31.2 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.

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