Form 10-Q
period 2003-11-30
PRESIDENT CASINOS INC
filed 2004-01-14
CIK 888507

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

              For the quarterly period ended November 30, 2003

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of January 14, 2004.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 28, 2003.............................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three and Nine Months Ended November 30, 2003 and 2002......2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 2003 and 2002................3

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

  Item 3.  Defaults Upon Senior Securities...............................33

  Item 4.  Submission of Matters to a Vote of Security Holders...........33

  Item 5.  Other Information.............................................33

  Item 6.  Exhibits and Reports on Form 8-K..............................33

Signatures...............................................................34

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                                   (DEBTORS-IN-POSSESSION)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                            (in thousands, except share data)
                                                                 Nov. 30,   Feb. 28,
                                                                   2003       2003
                                                                 --------   --------
         ASSETS
         Current assets:
          Cash and cash equivalents......................       $ 20,675   $ 16,120
          Restricted cash................................          2,728      5,304
          Restricted short-term investments..............            350        712
          Accounts receivable, net of allowance for
            doubtful accounts of $174 and $189...........            492        659
          Other current assets...........................          5,008      3,960
                                                                ---------  ---------
              Total current assets.......................         29,253     26,755
                                                                ---------  ---------
         Property and equipment, net of accumulated
          depreciation of $63,869 and $58,764............         87,245     91,730
         Assets of discontinued operations...............            400      2,349
                                                                ---------  ---------
                                                                $116,898   $120,834
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities:
          Accounts payable...............................       $  1,482   $  1,340
          Accrued payroll and benefits...................          3,747      3,866
          Accrued interest...............................            278      9,818
          Accrued loan fee...............................            --       7,000
          Other accrued liabilities......................          4,881      6,100
          Liabilities from discontinued operations.......          3,515        305
          Current maturities of long-term debt...........            --      30,000
                                                                ---------  ---------
              Total current liabilities..................         13,903     58,429

        Long-term liabilities............................         45,429        --
                                                                ---------  ---------
              Total liabilities not
                subject to compromise....................         59,332     58,429

        Liabilities subject to compromise................        107,717    111,340
                                                                ---------   --------
              Total liabilities..........................        167,049    169,769
                                                                ---------   --------
        Minority interest................................          1,655        679
        Commitments and contingencies....................            --         --
        Stockholders' deficit:
          Preferred Stock, $0.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (153,837)  (151,645)
                                                                ---------  ---------
              Total stockholders' deficit................        (51,806)   (49,614)
                                                                ---------  ---------
                                                                $116,898   $120,834
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                                      PRESIDENT CASINOS, INC.
                                      (DEBTORS-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                             (in thousands, except per share data)

                                                 Three Months               Nine Months
                                                Ended Nov. 30,             Ended Nov. 30,
                                               2003        2002           2003        2002
                                              ------      ------         ------      ------

OPERATING REVENUES:
  Gaming...................................  $ 27,599    $ 29,323       $ 90,343    $ 93,267
  Food and beverage........................     3,145       3,142         10,103      10,151
  Hotel....................................     1,518       1,272          5,806       4,743
  Retail and other.........................     1,014         992          3,160       3,344
  Less promotional allowances..............    (5,767)     (5,681)       (18,661)    (17,121)
                                             ---------   ---------      ---------   ---------
    Net operating revenues.................    27,509      29,048         90,751      94,384
                                             ---------   ---------      ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming...................................    15,894      17,161         50,295      53,288
  Food and beverage........................     2,009       2,068          6,178       6,691
  Hotel....................................       271         307            830       1,056
  Retail and other.........................       410         575          1,444       1,851
  Selling, general and administrative......     6,907       6,539         21,320      21,671
  Depreciation and amortization............     1,974       2,037          6,069       6,146
  Development costs........................       --            2            --          112
                                             ---------   ---------      ---------   ---------
    Total operating costs and expenses.....    27,465      28,689         86,136      90,815
                                             ---------   ---------      ---------   ---------
OPERATING INCOME...........................        44         359          4,615       3,569
                                             ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense (contractual interest
    of $3,964 and $3,950 for the three-
    month periods and $11,895 and $11,609
    for the nine-month periods)............      (843)     (1,128)        (2,796)     (6,690)
  Interest income..........................        25          44             96         158
  Reorganization items, net................      (131)        (69)        (1,031)       (755)
  Loss on sale of assets...................       (56)        (77)           (61)       (100)
  Other income.............................       225         --             225         --
                                             ---------   ---------      ---------   ---------
    Total other income (expense)...........      (780)     (1,230)        (3,567)     (7,387)
                                             ---------   ---------      ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............      (736)       (871)         1,048      (3,818)
Minority interest..........................       324         344            978         983
                                             ---------   ---------      ---------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...    (1,060)     (1,215)            70      (4,801)
                                             ---------   ---------      ---------   ---------
Loss from discontinued operations..........    (1,534)       (341)        (2,262)     (1,394)
                                             ---------   ---------      ---------   ---------
NET LOSS...................................  $ (2,594)   $ (1,556)      $ (2,192)   $ (6,195)
                                             =========   =========      =========   =========
Basic and diluted net income (loss) per
   share from continuing operations........  $  (0.21)   $  (0.24)      $   0.01    $  (0.95)

Basic and diluted net loss per share
   from discontinued operations............  $  (0.31)   $  (0.07)      $  (0.45)   $  (0.28)
                                             ---------   ---------      ---------   ---------
Basic and diluted net loss per share.......  $  (0.52)   $  (0.31)      $  (0.44)   $  (1.23)
                                             =========   =========      =========   =========
Weighted average common and dilutive
 potential shares outstanding..............     5,033       5,033          5,033       5,033
                                             =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Nine Months Ended Nov. 30,
                                                         2003        2002
                                                        ------      ------

Net cash provided by continuing
   operating activities...........................    $  3,858    $  8,064
                                                      ---------   ---------
Cash flows from investing activities from
   continuing operations:
  Expenditures for property and equipment.........      (1,661)     (4,791)
  Change in restricted cash.......................       2,575         299
  Proceeds from sales of property and equipment...          16          12
  Purchase of short-term investments..............          (2)        (12)
  Maturity of short-term investments..............         325          75
                                                      ---------   ---------
    Net cash provided by (used in) investing
     activities from continuing operations........       1,253      (4,417)
                                                      ---------   ---------
Cash flows from financing activities from
    continuing operations:
  Repayment of notes payable......................      (3,551)         (5)
  Minority interest payments......................          (2)        (68)
                                                      ---------   ---------
    Net cash used in financing activities
      from continuing operations..................      (3,553)        (73)
                                                      ---------   ---------
Net cash provided by (used in)
  discontinued operations.........................       2,997        (975)
                                                      ---------   ---------
Net increase in cash and cash equivalents.........       4,555       2,599

Cash and cash equivalents at beginning of period..      16,120      10,109
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 20,675    $ 12,708
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest by continuing operations.    $  2,124    $     32
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BANKRUPTCY PROCEEDINGS

    As used herein, the term "Company" refers to President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by the Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows. As described below, President Casinos, Inc. and certain of its subsidiaries are currently in bankruptcy proceedings and certain of their assets are being realized upon by its creditors. At this time it is not possible to predict accurately what, if any, value will remain after the Company's creditors have realized upon the Company assets. On June 20, 2002, President Casinos, Inc. together with its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). Subsequently, on July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where they are now pending and being administered. The Company and its operating subsidiaries in the Missouri Bankruptcy Court cases each continue in possession and use of their assets as debtors-in-possession and have had their cases administratively consolidated under the President Casinos, Inc. case.

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

  The consummation of a plan or plans of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company, including setting forth the potential distributions on account of such claims and interests, if any. Pursuant to the Bankruptcy Code, the Company had the exclusive right for 120 days from the filing date to file a Plan, and for 180 days from the filing date to solicit and receive the votes necessary to confirm a Plan. The Company was unable to have a plan confirmed prior to the expiration of these exclusivity periods, and the Missouri Bankruptcy Court denied the Company's motion to extend further the exclusivity period. Accordingly, in addition to the Company, any party-in-interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file its own Plan for the Company. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors and equity holders whose rights or interests are impaired under the Plan. If any impaired class of creditors or equity holders does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

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

  The Term Sheet outlined a process and timetable under which the Company's St. Louis operations would be sold in the event that a recapitalization of the Company was not completed as set forth in the Term Sheet. As part of such process, the Company was required to meet certain benchmarks which, if not met, would permit the Committee to file a motion with the Court for the sale of the Company's St. Louis operations and to appoint a chief restructuring officer to manage the sale process.

  Pursuant to the Term Sheet provisions and the agreement of the Company, the Committee and the Bondholders, on September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50,000.

  On December 23, 2003, the Company filed with the Missouri Bankruptcy Court an amended motion for orders (a) authorizing sale of assets free and clear of all liens, claims and encumbrances, subject to higher and better offers, (b) approving the assumption and assignment of certain executory contracts and unexpired leases, (c) establishing sale and bidding procedures, and (d) approving breakup compensation and expense reimbursement. The motion requests that the Missouri Bankruptcy Court issue an order approving the foregoing and establishing sale and bidding procedures as well scheduling a hearing to approve the sale of the Company's St. Louis assets.

  The closing is contingent upon the selection of a subsidiary of Isle of Capri Casinos, Inc. as the winner of certain requests for a proposal issued by the City of St. Louis and the County of St. Louis (or the waiver thereof), which would afford the winning party the rights to develop and operate a casino and gaming facilities in the City and Counties of St. Louis as well as the approval of the Missouri Gaming Commission.

  The requests for proposals are currently scheduled for selection on January 15, 2004. Assuming that Isle's proposal is accepted, a period of several months will be required to obtain Missouri Gaming Commission approval. In the event a higher and better offer is received, the court would need to determine which offer was the higher and better offer as part of the approval process.

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

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under the terms of its $2,100 M/V "President Casino-Mississippi" note. See "Note 9. Discontinued Operations."

  Management is pursuing various strategic financing alternatives in order to fund its debt obligations and the Company's continuing operations in Mississippi. The Company is pursuing alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its remaining assets. The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13,000 before closing adjustments. The prospective purchaser has applied for re-zoning of the property and been rejected. It is pursuing an appeal in court. The contract has been amended to make the obtaining of re-zoning a precondition to closing. It is not possible to predict whether re-zoning will be obtained. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC.

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

  As of November 30, 2003, the Company had $20,675 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

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

3.  NATURE OF OPERATIONS

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations in Biloxi. The President Broadwater Hotel, LLC, a limited liability company ("PBLLC") in which Broadwater Hotel, Inc. ("BHI") has a Class A ownership interest, owns approximately 260 acres in Biloxi, Mississippi, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater", two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). BHI is a wholly-owned subsidiary of the Company.

4.  PROPERTY AND EQUIPMENT

  During the fourth quarter of fiscal 2003, the Company held a sealed bid auction of the "Surfside Princess" in accordance with Section 363 of the United States Bankruptcy Code. In February, 2003, the auction closed and the winning bid was $1,500. The purchase agreement was consummated on May 2, 2003. The Company recorded a $36 loss on the sale of the vessel during the first quarter of fiscal . See "Note 8. Commitments and Contingent Liabilities."

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is in default under the terms of its $2,100 M/V "President Casino-Mississippi" note. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralize the term note payable which is also personally guaranteed by John E. Connelly, the Company's Chairman and Chief Executive Officer. On June 11, 2003, a United States Marshall served a warrant on the vessel. See "Note 9. Discontinued Operations."

  The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13,000 before closing adjustments. The prospective purchaser has applied for re-zoning of the property and been rejected. It is pursuing an appeal in court. The contract has been amended to make the obtaining of re-zoning a precondition to closing. It is not possible to predict whether re-zoning will be obtained. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC.

5.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of November 30, 2003, all of the Company's long-term debt, except the Broadwater Hotel note, was classified as liabilities subject to compromise. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net." As of February 28, 2003, current maturities of long-term debt consisted of the Broadwater Hotel note. The Broadwater Hotel note and related accrued loan fee and accrued interest were modified, as discussed below, and the modified obligation is classified as long-term debt as of November 30, 2003.

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On May 28, 2003, the Company paid Lehman $3,551 pursuant to the Modified Plan. As of November 30, 2003, the principal amount of the Modified Indebtedness was $45,429. The principal amount of the Modified Indebtedness earns interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Modified Indebtedness is June 1, 2005. Interest is payable during the term of the Modified Indebtedness on the adjusted loan obligation amount. As of November 30, 2003, the adjusted loan obligation amount was $43,013. PBLLC is required to pay interest earned on the adjusted loan obligation monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating through the term of the Modified Indebtedness.

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

6.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                  Nov. 30,     Feb. 28,
                                                                    2003         2003
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250      $ 56,250
              Secured Notes, 12%..............................     18,750        18,750
              M/V "President Casino-Mississippi" note payable,
                variable interest rate........................        --          2,100
              Minority interest...............................     15,669        15,669
              Accrued interest................................     13,027        13,728
              Accounts payable and other accrued expenses.....      4,021         4,843
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $107,717      $111,340
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries are currently due and payable. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and was zero as of November 30, 2003. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain indebtedness from, and certain investments in, certain gaming ventures. The
Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  See "Note 1. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes.

  On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing the President Riverboat Casino-New York, Inc. bankruptcy case. The M/V "President Casino-Mississippi" note is included in liabilities of discontinued operations as of November 30, 2003. See "Note 9. Discontinued Operations."

  The various agreements governing the notes described above generally limit borrowings by the Company's affiliates without the respective lenders' prior consent.

  As of November 30, 2003, all reorganization items consist of professional fees and U.S. Trustee fees.

7.  STOCK-BASED COMPENSATION

  As of November 30, 2003, the Company has three stock Option Plans. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Substantially all of the Company's stock options were vested as of November 30, 2003. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during the nine-month period ended November 30, 2003 or fiscal year 2003.

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

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same and as well as additional defendants, all of which have now been consolidated into a single class-action in the United States District Court for the District of Nevada. The complaint alleges that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserts common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiffs sought class certification and the defendants opposed it. On June 21, 2002, the Court entered an order holding the action could not proceed as a class action. The decision has been appealed to the 9th Circuit Court of Appeals. A motion to stay pending the Company's bankruptcy proceedings has been filed. Although the outcome of litigation is inherently uncertain, management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

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

  The components of assets of and liabilities from discontinued operations are as follows:

                                                                  Nov. 30,     Feb. 28,
                                                                    2003         2003
                                                                   ------       ------

              Cash and cash equivalents..................         $   --       $     39
              Prepaid assets.............................             --             60
              Property and equipment.....................             400         2,250
                                                                  --------      --------
                                                                  $   400       $ 2,349
                                                                  ========      ========

              M/V "President Casino-Mississippi"
                note payable.............................         $ 2,100       $   --
              Accounts payable...........................              58           173
              Accrued interest payable...................             610            22
              Other accrued liabilities..................             747           110
                                                                  --------      --------
                                                                  $ 3,515       $   305
                                                                  ========      ========

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

  The Company has no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

                                                    Three Months              Nine Months
                                                 Ended November 30,        Ended November 30,
                                                   2003      2002            2003      2002
                                                  ------    ------          ------    ------

   OPERATING REVENUES:
    St. Louis operations...................      $ 16,402  $ 17,376        $ 53,614  $ 55,883
    Biloxi operations......................        11,107    11,672          37,137    38,501
                                                 --------- ---------       --------- ---------
      Net operating revenues...............      $ 27,509  $ 29,048        $ 90,751  $ 94,384
                                                 ========= =========       ========= =========

                                                    Three Months              Nine Months
                                                  Ended November 30,       Ended November 30,
                                                   2003       2002          2003       2002
                                                  ------     ------        ------     ------

    OPERATING INCOME (LOSS):
    St. Louis operations...................      $    775   $    826      $  4,238   $  3,661
    Biloxi operations......................          (120)        92         2,472      2,735
                                                 ---------  ---------     ---------  ---------
      Gaming and ancillary operations......           655        918         6,710      6,396
    Corporate administration...............          (611)      (557)       (2,095)    (2,715)
    Corporate development..................           --          (2)          --        (112)
                                                 ---------  ---------     ---------  ---------
    OPERATING INCOME.......................      $     44   $    359      $  4,615   $  3,569
                                                 =========  =========     =========  =========


  A summary of assets by segment, is as follows:

                                                          Nov. 30,    Feb. 28,
                                                            2003        2003
                                                           ------      ------

               St. Louis operations....................   $ 50,256    $ 47,917
               Biloxi operations.......................     60,191      63,562
                                                          ---------   ---------
                 Gaming and ancillary operations.......    110,447     111,479
               Corporate assets........................      2,792       3,747
               Development assets......................      3,259       3,259
               Discontinued operations.................        400       2,349
                                                          ---------   ---------
                   Net assets..........................   $116,898    $120,834
                                                          =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                          Nov. 30,    Feb. 28,
                                                            2003        2003
                                                           ------      ------
              Property and Equipment:
                St. Louis operations..................   $ 33,155    $ 36,540
                Biloxi operations.....................     50,822      51,919
                                                         ---------   ---------
                   Gaming and ancillary operations....     83,977      88,459
                Corporate assets......................          9          12
                Development assets....................      3,259       3,259
                                                         ---------   ---------
                    Net Property and Equipment........   $ 87,245    $ 91,730
                                                         =========   =========

                                                       Nine Months Ended Nov. 31,
                                                            2003        2002
                                                           ------      ------

              Additions to Property and Equipment:
                St. Louis operations..................   $  1,221    $  3,852
                Biloxi operations.....................        440         918
                                                         ---------   ---------
                  Gaming and ancillary operations.....      1,661       4,770
                Corporate assets......................        --          --
                Development assets....................        --           21
                                                         ---------   ---------
                                                         $  1,661    $  4,791
                                                         =========   =========

11. GUARANTEE OF CITY OBLIGATION

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of November 30, 2003, the Company's guarantee was $538.

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

  President Casinos, Inc., President Riverboat Casino-Missouri, Inc., The President Riverboat Casino-Mississippi, Inc., Broadwater Hotel, Inc., PRC Management, Inc., PRC Holdings Corporation, TCG/Blackhawk, Inc. and Vegas Vegas, Inc. have each filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See "Note 1. Bankruptcy Proceedings" of the Notes to Condensed Consolidated Financial Statements included in Part I of this report.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and has not made any subsequent principal or interest payments on the Notes. As of November 30, 2003, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under its $2.1 million M/V "President Casino-Mississippi" note. See Liquidity and Capital Resources.

  On May 2, 2003, the Company consummated the sale of the M/V "Surfside Princess" under the terms of a Section 363 sale of the Bankruptcy Code for $1.5 million. Liens on the vessel were transferred to the proceeds from the sale, which were distributed after the settlement of certain litigation.

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

  Management believes the Company's liquidity and capital resources will be sufficient to maintain its normal operations at current levels and does not anticipate any adverse impact on its operations, customers or employees during the ongoing bankruptcy proceedings. However, costs previously incurred and which will be incurred in the future in connection with restructuring the Company's debt obligations and the bankruptcy proceedings have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

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

  Since gaming began in Biloxi in August 1992, there has been steadily increasing competition along the Mississippi Gulf Coast, in nearby New Orleans and elsewhere in Louisiana and Mississippi. Several large hotel/casino complexes have been built with the largest single resort in the area opening in March 1999. There are currently twelve casinos operating on the Mississippi Gulf Coast. See "Potential Growth Opportunities" regarding a master plan for a destination resort the Company is developing in Biloxi, Mississippi.

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

  Applications were submitted to the Missouri Gaming Commission for approval of potential new licenses at four different locations within the St. Louis Metropolitan area along the Mississippi River, three of which were within 20 miles of the "Admiral." In July 2000, the Gaming Commission announced its decision to award an additional license to the applicant proposing a site at the greatest distance from the "Admiral" of the proposed locations. The Commission's decision was challenged by one of the applicants whose proposal was not selected and by other entities. In September 2001, the applicant selected by the Gaming Commission announced it would not proceed with the development of the project. The Gaming Commission announced that it will consider licensing an additional casino in the St. Louis market. One such application has been filed to operate a gaming facility approximately 20 miles south of the "Admiral." The Gaming Commission has extended the period in which applications can be filed but has not indicated a specific deadline for such filings. In September 2003, the City and the County of St. Louis, which are separate political and geographic subdivisions, announced that they were both issuing Requests for Proposals for a new casino in both jurisdictions.
At this time, it is not possible to predict what impact this may have on the St. Louis operation.

  The City and the County of St. Louis have issued requests for proposals for a new casino operation in both the City and the County. They are currently set for acceptance by January 15, 2004. Were either of these requests to result in a new casino or casinos in metropolitan St. Louis, there would be a material adverse effect on the Company's St. Louis operations.

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

  --Potential Opportunities

  Biloxi, Mississippi

  President Broadwater Hotel, LLC ("PBLLC") owns approximately 260 acres which includes two hotels, a 111-slip marina and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). The marina is the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement.

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

  The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13.0 million before closing adjustments. The prospective purchaser has applied for re-zoning of the property and been rejected. It is pursuing an appeal in court. The contract has been amended to make the obtaining of re-zoning a precondition to closing and to extend the closing period for a six-month period from November 1, 2003 through April 30, 2004 for an option fee of $25,000 for each month the contract is extended. It is not possible to predict whether re-zoning will be obtained. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC.

Results of Operations

  The results of operations for the three-month and nine-month periods ended November 30, 2003 and 2002 include the gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property).

  The following table highlights the results of the Company's operations.

                                    Three Months            Nine Months
                                  Ended November 30,     Ended November 30,
                                    2003      2002         2003      2002
                                   ------    ------       ------    ------
                                                 (in millions)

St. Louis, Missouri Operations
  Operating revenues               $ 16.4    $ 17.4       $ 53.6    $ 55.9
  Operating income                    0.8       0.8          4.2       3.7

Biloxi, Mississippi Operations
  Operating revenues               $ 11.1    $ 11.7       $ 37.1    $ 38.5
  Operating income (loss)            (0.1)      0.1          2.5       2.7

Corporate Administrative and
  Development operating loss       $ (0.6)   $ (0.6)      $ (2.1)   $ (2.8)

  The following table highlights cash flows of the Company's operations.

                                            Nine Months
                                         Ended November 30,
                                           2003      2002
                                          ------    ------
                                            (in millions)

Cash flows provided by
  operating activities                     $ 3.9   $  8.1
Cash flows provided by (used in)
  investing activities                       1.3     (4.4)
Cash flows used in
  financing activities                      (3.6)    (0.1)
Cash paid for interest                       2.1      0.1

Three-month period ended November 30, 2003 Compared to the
Three-month period ended November 30, 2002

  Operating revenues. The Company generated consolidated operating revenues of $27.5 million during the three-month period ended November 30, 2003 compared to $29.0 million during the three-month period ended November 30, 2002. The St. Louis operations experienced a decrease in revenue of $1.0 million and the Biloxi operations experienced a decrease in revenue of $0.5 million.

  Gaming revenues from the Company's St. Louis operations decreased $0.7 million, or 4.0%, during the three-month period ended November 30, 2003, compared to the same period of the prior year. The St. Louis operations have experienced a decrease in market share to approximately 8.2% from approximately 8.7% during the same three-month period of the prior year. Management believes the decrease in gaming revenue was primarily attributable to increased competition resulting from aggressive marketing campaigns of certain competitors in the St. Louis market. Gaming revenues at the Company's Biloxi operations decreased $1.1 million, or 9.3%, during the three-month period ended November 30, 2003 compared to the three-month period ended November 30, 2002, primarily as a result of individual guests spending less per visit.

  The Company's revenues from food and beverage were $3.1 million during both three-month periods ended November 30, 2003 and 2002.

  The Company's revenues from hotel, retail and other were $2.6 million during the three-month period ended November 30, 2003 compared to $2.3 million for the three-month period ended November 30, 2002, an increase of $0.3 million or 13.0%. The increase was primarily attributable to an increase in hotel revenue in Biloxi of $0.3 million as a result of an increase in complimentary hotel rooms offered by the casino.

  Promotional allowances were $5.8 million during the three-month period ended November 30, 2003, compared to $5.7 million during the three-month period ended November 30, 2002. St. Louis contributed to the $0.1 million increase in promotional allowances primarily as the result of changes made in the types of promotional items offered to guests.

  Operating costs and expenses. The Company's consolidated gaming expenses were $15.9 million during the three-month period ended November 30, 2003 compared to $17.2 million during the three-month period ended November 30, 2002, a decrease of $1.3 million or 7.6%. Gaming costs decreased $1.0 million in St. Louis and $0.3 million in Biloxi. The decrease in St. Louis was primarily the result of a $0.4 million reduction in payroll and payroll benefits expense, a $0.2 million decrease in gaming and admissions taxes resulting from decreased gaming revenues and a $0.1 million decrease in buffet promotions. The decrease in Biloxi was primarily the result of a $0.2 million decrease in gaming taxes resulting from decreased gaming revenues and a $0.1 million decrease in payroll costs. As a percentage of gaming revenues, gaming costs decreased to 57.6% during the three-month period ended November 30, 2003 from 58.5% during the three-month period ended November 30, 2002.

  The Company's consolidated food and beverage expenses were $2.0 million during the three-month period ended November 30, 2003, compared to $2.1 million during the three-month period ended November 30, 2002, a decrease of $0.1 million or 4.8%. The decrease was primarily attributable to a decrease in food and beverage costs in St. Louis as a result of a $0.1 million reduction in payroll and payroll benefits expense.

  The Company's consolidated hotel, retail and other expenses were $0.7 million for the three-month period ended November 30, 2003 compared to $0.9 million for the three-month period ended November 30, 2002, a decrease of $0.2 million or 22.2%. St. Louis operations decreased $0.1 million as a result of the scaling back of the gift shop in December 2002 and Biloxi operations decrease $0.1 million as a result of more room promotions. Complimentary rooms costs are charged to gaming expense.

  The Company's consolidated selling, general and administrative expenses were $6.9 million during the three-month period ended November 30, 2003, compared to $6.5 million during the three-month period ended November 30, 2002, an increase of $0.4 million, or 6.2%. The Company's St. Louis casino operations experienced an increase of $0.3 million in selling, general and administrative expense primarily due to an increase in payroll and related costs due to an elimination of an accrual during the three-month period ended November 30, 2002 related to an employee incentive program.

  Depreciation and amortization expenses were $2.0 million during both three-month periods ended November 30, 2003 and 2002.

  Operating income. As a result of the foregoing items, the Company had operating income of $44,000 during the three-month period ended November 30, 2003, compared to operating income of $0.4 million for the three-month period ended November 30, 2002.

  Interest expense, net. The Company incurred net interest expense of $0.8 million during the three-month period ended November 30, 2003, compared to $1.1 million during the three-month period ended November 30, 2002. The decrease is the result of $0.3 million decrease in interest expense related to the restructuring of the PBLLC debt and the corresponding reduction in the interest rate.

  Reorganization items. The Company incurred reorganization costs of $0.1 million during both three-month periods ended November 30, 2003 and 2002.

  Gain/loss on disposal of property and equipment. The Company recorded a loss on disposal of assets of $0.1 million during both three-month periods ended November 30, 2003 and 2002, primarily as a result of the ongoing upgrades of the gaming floor in St. Louis.

  Minority interest expense. The Company accrued $0.3 million minority interest expense for both three-month periods ended November 30, 2003 and 2002. During both periods, the minority interest results from the Class B Unit in PBLLC in which an entity wholly-owned by the Chairman of the Board of the Company owns and has preferred rights to certain cash flows. Such amounts were accrued but not paid.

  Net loss from continuing operations. The Company incurred a net loss from continuing operations of $1.1 million during the three-month period ended November 30, 2003, compared to a net loss from continuing operations of $1.2 million during the three-month period ended November 30, 2002.

  Discontinued operations. Discontinued operations consists of the Company's former vessel leasing segment, operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. The second vessel, M/V "President Riverboat Casino-Mississippi," was the original vessel utilized at its Biloxi casino operations and subsequently utilized as an auxiliary vessel in other Company operations after it was replaced in Biloxi by the current larger barge facility. On June 11, 2003, as a result of the Company's default on the debt that the vessel collateralized, the United States Marshall's office served a warrant on the "President Riverboat Casino-Mississippi". On September 22, 2003, the Court entered an order in favor of the lender and ordered the vessel to be sold. It is anticipated that the lender will attempt to sell the vessel and seek distribution of any sale proceeds.

  The Company incurred a net loss from discontinued operations of $1.5 million during the three-month period ended November 30, 2003, compared to a net loss from discontinued operations of $0.3 million during the three-month period ended November 30, 2002. On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing President Riverboat Casino-New York, Inc.'s Chapter 11 bankruptcy case. As a result of the segment no longer operating under the protection of Chapter 11, during the three-month period ending November 30, 2003, the Company accrued certain contractual obligations under the terms of the debt agreement collateralized by the M/V "President Riverboat Casino-Mississippi." Such amounts consist of $0.6 million of default interest arising since the inception of the bankruptcy filing, $0.5 million in contractual legal fees and $0.1 million in penalties. Additionally, the Company recognized a $0.3 million valuation allowance on the vessel. The Company anticipates the discontinued operations to incur $0.1 million in default interest on the debt in future quarters. Management does not believe that the potential sales proceeds will cover the debt obligation or that the discontinued operations will have access to any additional funds to cover either the principal or interest. Although the parent company and a subsidiary of the Company have guaranteed the original note, these two entities are currently under Chapter 11 bankruptcy protection and, as such, the obligations are stayed while the entities operate as debtors-in-possession. Management does not believe that these additional costs will be paid. During the three-month period ended November 30, 2002, expenses incurred for the discontinued operations consisted primarily of the costs associated with maintaining the two vessels and legal fees associated with litigation involving the "Surfside Princess."

  Net loss. The Company incurred a net loss of $2.6 million during the three-month period ended November 30, 2003, compared to a net loss from continuing operations of $1.6 million during the three-month period ended November 30, 2002.

Nine-month period ended November 30, 2003 Compared to the
Nine-month period ended November 30, 2002

  Operating revenues. The Company generated net consolidated operating revenues of $90.8 million during the nine-month period ended November 30, 2003 compared to $94.4 million during the nine-month period ended November 30, 2002, a decrease of $3.6 million, or 3.8%. St. Louis casino operations contributed a decrease in operating revenues of $2.3 million and Biloxi casino operations contributed a decrease in operating revenues of $1.3 million.

  Gaming revenues from the Company's St. Louis casino operations decreased $1.2 million during the nine-month period ended November 30, 2003, compared to the nine-month period ended November 30, 2002. The St. Louis operations have experienced a decrease in market share to approximately 8.6% from approximately 9.1% during the same nine-month period of the prior year. Management believes the decrease in gaming revenue was primarily attributable to increased competition resulting from aggressive marketing campaigns of certain competitors in the St. Louis market. Gaming revenues at the Company's Biloxi operations decreased $1.7 million during the nine-month period ended November 30, 2003 compared to the prior year period primarily as a result of individual guests spending less per visit.

  The Company's revenues from food and beverage were $10.1 million during the nine-month period ended November 30, 2003, compared to $10.2 million during the nine-month period ended November 30, 2002. The St. Louis casino operations experienced a decrease of $0.3 million primarily as a result of a decrease in promotional programs and a decrease in volume. Biloxi operations contributed an increase of $0.2 million in food and beverage revenue primarily as a result of price adjustments and increased volume.

  The Company's revenues from hotel, retail and other were $9.0 million during the nine-month period ended November 30, 2003, compared to $8.1 million during the nine-month period ended November 30, 2002, an increase of $0.9 million, or 11.1%. St. Louis casino operations retail and other decreased $0.2 million primarily as a result of the gift shop being scaled back in December 2002. Biloxi experienced an increase of $1.1 million in hotel, retail and other revenue. The increase in Biloxi is the result of an increase in room revenue of $1.1 million due to an increase in complimentary hotel rooms offered by the casino.

  Promotional allowances were $18.7 million during the nine-month period ended November 30, 2003, compared to $17.1 million during the nine-month period ended November 30, 2002, an increase of $1.6 million or 9.4%. Promotional allowances in St. Louis increased $0.6 million and Biloxi increased $1.0 million. In St. Louis, the increase is primarily the result of a more aggressive marketing promotions during the current nine-month period in response to the competition and the casino being temporarily closed for seven days due to flooding on the Mississippi River during the previous nine-month period. In Biloxi, promotional allowances increased primarily as a result of increased complimentary hotel rooms offered by the casino in response to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $50.3 million during the nine-month period ended November 30, 2003, compared to $53.3 million during the nine-month period ended November 30, 2002, a decrease of $3.0 million, or 5.6%. St. Louis gaming costs decreased $2.5 million due to a decrease in payroll and payroll benefits expense of $1.3 million, a reduction of $0.5 million in gaming and admission taxes resulting from decreased gaming revenue, a decrease in lease expense of $0.2 million due to the removal of a significant number of leased slot machines, a decrease in the cost of complimentaries of $0.2 million due to less buffet promotions being offered and a decrease in repairs and maintenance of $0.3 million due to high water expenses and special hull work incurred in the previous year. The decrease in gaming costs and expenses in Biloxi is the result of a decrease of $0.3 million in payroll and payroll benefits, a decrease of $0.3 million in gaming taxes and a decrease of $0.1 million in slot machine lease expense, offset by an increase in the cost of complimentary hotel rooms offered by the casino.

  The Company's consolidated food and beverage expenses were $6.2 million during the nine-month period ended November 30, 2003, compared to $6.7 million during the nine-month period ended November 30, 2002, a decrease of $0.5 million, or 7.5%. The decrease is primarily attributable to a decrease in food & beverage revenue in St. Louis which attributed to a reduction in payroll and changes in product purchasing in Biloxi.

  The Company's consolidated hotel, retail and other expenses were $2.3 million during the nine-month period ended November 30, 2003 compared to $2.9 million during the nine-month period ended November 30, 2002, a decrease of $0.6 million or 20.7%. St. Louis operations decreased $0.4 million as a result of the scaling back of the gift shop in December 2002 and Biloxi operations decrease $0.2 million as a result of more room promotions. Complimentary rooms costs are charged to gaming expense.

  The Company's consolidated selling, general and administrative expenses were $21.3 million during the nine-month period ended November 30, 2003, compared to $21.7 million during the nine-month period ended November 30, 2002, a decrease of $0.4 million, or 1.8%. The Company's St. Louis casino operations experienced an increase of $0.3 million in selling, general and administrative expense primarily due to an increase in payroll and related costs due to the elimination of an accrual during the nine-month period ended November 30, 2002 related to an employee incentive program. Corporate overhead decreased $0.6 million primarily as the result of a severance agreement with a former executive accrued in the prior year of $0.3 million. Additionally, in the current year legal fees associated with the Company's debt are classified as reorganization items for the entire year which resulted in a $0.2 million decrease in selling, general and administrative expense. In the prior year such costs incurred prior to the Chapter 11 bankruptcy filings were recorded as a component of selling, general and administrative expenses.

  Depreciation and amortization expense was $6.1 million during both nine-month periods ended November 30, 2003 and 2002.

  Operating (loss) income. As a result of the foregoing items, the Company had operating income of $4.6 million during the nine-month period ended November 30, 2003 compared to $3.6 million during the nine-month period ended November 30, 2002.

  Interest expense, net. The Company incurred net interest expense of $2.7 million during the nine-month period ended November 30, 2003, compared to $6.5 million during the nine-month period ended November 30, 2002, a decrease of $3.8 million. The decrease is the result of $3.3 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date thereof. Additionally, there was a $0.6 million decrease in interest expense related to the restructuring of the PBLLC debt and the corresponding reduction in the interest rate.

  Reorganization items, net. The Company incurred reorganization items of $1.1 million during the nine-month period ended November 30, 2003, compared to $0.8 million during the nine-month period ended November 30, 2002, an increase of $0.3 million. On April 19, 2001, PBLLC filed a voluntary bankruptcy petition for bankruptcy and began incurring costs associated with its reorganization. On June 20, 2002, the Company's parent company and PRC-Missouri filed voluntary petitions and in July 2002, substantially all of the Company's other operating subsidiaries filed voluntary petitions. On May 28, 2003, PBLLC emerged from bankruptcy. The increase in reorganization costs is primarily the result of the emergence of PBLLC from bankruptcy and the costs associated with the process of selling the St. Louis operations. Costs associated with the reorganizations consist of professional fees and U.S. Bankruptcy Trustee fees.

  Gain (loss) on disposal of property and equipment. The Company recorded a loss of $0.1 million during both nine-month periods ended November 30, 2003 and 2002.

  Minority interest expense. The Company accrued $1.0 million minority interest expense during both nine-month periods ended November 30, 2003 and 2002. During both periods the minority interest results from the Class B Unit in PBLLC in which an entity wholly-owned by the Chairman of the Board of the Company owns and has preferred rights to certain cash flows. Such amounts were accrued but not paid.

  Net loss from continuing operations. The Company incurred net income from continuing operations of $0.1 million during the nine-month period ended November 30, 2003, compared to a net loss of $4.8 million during the nine-month period ended November 30, 2002.

  Discontinued operations. Discontinued operations consists of the Company's former vessel leasing segment, operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. The second vessel, M/V "President Riverboat Casino-Mississippi," was the original vessel utilized at its Biloxi casino operations and subsequently utilized as an auxiliary vessel in other Company operations after it was replaced in Biloxi by the current larger barge facility. On June 11, 2003, as a result of the Company's default on the debt that the vessel collateralized, the United States Marshall's office served a warrant on the "President Riverboat Casino-Mississippi". On September 22, 2003, the Court entered an order in favor of the lender and ordered the vessel to be sold. It is anticipated that the lender will attempt to sell the vessel and seek distribution of any sale proceeds.

  The Company incurred a net loss from discontinued operations of $2.3 million during the nine-month period ended November 30, 2003, compared to a net loss from discontinued operations of $1.4 million during the nine-month period ended November 30, 2002. On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing President Riverboat Casino-New York, Inc.'s Chapter 11 bankruptcy case. As a result of the segment no longer operating under the protection of Chapter 11, during the nine-month period ending November 30, 2003, the Company accrued certain contractual obligations under the terms of the debt agreement collateralized by the "President Riverboat Casino-Mississippi." Such amounts consist of $0.6 million of default interest arising since the inception of the bankruptcy filing, $0.5 million in contractual legal fees and $0.1 million in penalties. Additionally, the Company recognized a $0.3 million valuation allowance on the vessel and $0.5 million for the settlement of certain litigation related to the "Surfside Princess". The Company anticipates the discontinued operations to incur $0.1 million in default interest on the debt in future quarters. Management does not believe that the potential sales proceeds will cover the debt obligation or that the discontinued operations will have access to any additional funds to cover either the principal or interest. Although the parent company and a subsidiary of the Company have guaranteed the original note, these two entities are currently under Chapter 11 bankruptcy protection and, as such, the obligations are stayed while the entities operate as debtors-in-possession. Management does not believe that these additional costs will be paid. During the nine-month period ended November 30, 2002, expenses incurred for the discontinued operations consisted primarily of the costs associated with maintaining the two vessels and legal fees associated with litigation involving the "Surfside Princess."

  Net loss. The Company incurred a net loss of $2.2 million during the nine-month period ended November 30, 2003, compared to a net loss of $6.2 million during the nine-month period ended November 30, 2002.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the of assets no longer used in the Company's casino operations.

  As discussed above, the Company and its subsidiaries, with the exception of PBLLC and President Riverboat Casino-New York, Inc., are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy management believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

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

  The Company requires approximately $6.5 million of cash on hand to fund daily operations. As of November 30, 2003, the Company had $14.2 million of non-restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. The debt obligations will be stayed during the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $2.7 million in restricted cash as of November 30, 2003 related to the Broadwater Property. Under the terms of the PBLLC's indebtedness, revenues are deposited into lockboxes that are controlled by its lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements, debt service and pre-petition bankruptcy claims of the Broadwater Property as defined by its loan agreement. Revenues of PBLLC include the operations of the hotels and golf course and $3.2 million annually of proceeds from rental of the Biloxi casino's mooring site.

  The Company had $0.4 million in restricted short-term investments as of November 30, 2003, consisting of certificates of deposit guaranteeing a certain performance obligation required by the Mississippi Gaming Commission.

  The Company generated $3.9 million of cash from operating activities during the nine-month period ending November 30, 2003.

  Investing activities of the Company generated $1.3 million of cash during the nine-month period ending November 30, 2003. The Company expended $1.7 million on gaming equipment and capital improvements, of which approximately $1.2 million and $0.5 million was expended in St. Louis and Biloxi, respectively. The Company's discontinued operations received proceeds from the sale of the "Surfside Princess" of $1.5 million, of which $0.7 million was used to pay interest to the noteholders. Additionally there was a decrease in restricted cash of $2.6 million which was the result of the terms of the restructuring of the PBLLC debt.

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

  The Company also has a term note payable which is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. The M/V "President Casino-Mississippi" is the vessel previously operated as a casino in Biloxi, Mississippi and Davenport, Iowa. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40.0 million. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court of Southern Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On June 11, 2003, a United States Marshall served the warrant on the vessel. On September 22, 2003, the Court entered an order in favor of the lender and ordering the vessel be sold.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of November 30, 2003, the Company had $122.5 million of debt. Of this amount $75.0 million bears contractual interest at fixed rates and is classified as liabilities subject to compromise and $2.1 million bears contractual interest at a fixed rate and is classified as liabilities of discontinued operations. The remaining $45.4 million bears contractual interest at a variable rate. The $45.4 million Broadwater Property note bears interest at a stipulated variable rate at the greater of (i) 7.75% or (ii) 4.0% plus the LIBOR 30-day rate. As of November 30, 2003, the interest rate applicable to the debt a carrying variable rate was 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of November 30, 2003, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             See Exhibit Index.

        (b)  Reports on Form 8-K

             On September 29, 2003, the Company filed a Current Report on Form 8-K dated September 25, 2003, reporting under Item 5 that the Company entered into a definitive agreement to sell the assets of its St. Louis operations to Isle of Capri Casinos, Inc.

             On October 10, 2003, the Company filed a Current Report on Form 8-K dated October 10, 2003, reporting under Item 9 that the Company issued a press release on October 10, 2003 reporting the Company's financial results for the second quarter ended August 31, 2003.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: January 14, 2004                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.

   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   10.1 Third Amendment to Agreement for Sale and Purchase of Real and Personal Property, effective October 23, 2003, by and between President Broadwater Hotel, LLC and A. D. Juldan Enterprises, LLC.
   31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934, as amended.
   31.2 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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