Form 10-K
period 2004-02-29
PRESIDENT CASINOS INC
filed 2004-06-02
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 29, 2004
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

  As of June 1, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $503,023.*

  As of June 1, 2004, the number of shares outstanding of the Registrant's Common Stock was approximately 5,033,161.

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

  Biloxi, Mississippi
    Operating entity                  - The President Riverboat Casino-
                                        Mississippi, Inc.
    Vessel                            - "President Casino-Broadwater"
    Slots                             -    860
    Gaming tables                     -     41
    Opening of casino                 - August 13, 1992
    Opening of current facility       - June 30, 1995

  St. Louis, Missouri
    Operating entity                  - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "Admiral"
    Slots                             - 1,354
    Gaming tables                     -    33
    Opening of casino without slots   - May 27, 1994
    Opening of casino with slots      - December 9, 1994

  In addition to its gaming operations, the Company owns and manages certain hotel and ancillary facilities associated with its casino operations in Biloxi, Mississippi.

  The Company was incorporated in the State of Delaware in June 1992 and completed the initial public offering of its Common Stock in December 1992. The Company is the successor to businesses operated in St. Louis, Missouri since 1985 and Biloxi, Mississippi since August 1992. The Company's principal executive offices are located in an approximately 36,000 square foot building owned by the Company at 802 North First Street, St. Louis, Missouri 63102, of which the Company occupies approximately 30,800 square feet and leases the remainder to an unrelated party. The Company's telephone number is (314) 622-3000. Copies of the Company's filings with the Securities and Exchange Commission and other important information regarding the Company is available free of charge on the Company's web page www.presidentcasino.com.

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

  On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement, which was not fully implemented, provided for a proposed restructuring of the Company's debt obligations under the Notes and the application of certain of the proceeds received by the Company from the sale of the Company's Davenport, Iowa assets. Approximately $43.0 million of the proceeds from the sale were deposited with a trustee. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Notes; $25.0 million was used to partially redeem the Notes; and $5.2 million was used to pay interest due March 15, 2001 on the Notes.

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and interest payments due March 15, 2002, on its Notes. As of February 29, 2004, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

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

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans for certain Missouri key casino employees, certain key employees will receive 50% of their then salary which will be due and payable on the earlier of the following dates: (i) the date on which all or substantially all of President Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments.

  On April 1, 2004, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain Mississippi key casino employees. The terms and conditions are the same as the Missouri key casino employee Retention Plan except the assets and operations refer to those of Mississippi and one key employee receiving his then twelve month salary rather than 50%.

  --St. Louis Operations

  On May 15, 2003, the Missouri Bankruptcy Court issued an order approving a joint motion filed by the Company, the unsecured creditors' committee (the "Committee") and certain noteholders of the Company (the "Noteholders") with respect to a timetable and process for the Company's reorganization proceedings. The joint motion sought entry of an order approving a timetable and process set forth in a Term Sheet, dated March 25, 2003 (the "Term Sheet"), with respect to either (i) the refinancing of the Company by July 18, 2003, or (ii) a sale of the assets related to the Company's St. Louis gaming operations. In addition, the Court approved motions by the Company to approve the appointment of Libra Securities LLC ("Libra") to serve as the Company's investment banker in connection with any sale of the St. Louis operations.

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

  On December 23, 2003, the Company filed with the Missouri Bankruptcy Court an amended motion for orders (a) authorizing sale of assets free and clear of all liens, claims and encumbrances, subject to higher and better offers, (b) approving the assumption and assignment of certain executory contracts and unexpired leases, (c) establishing sale and bidding procedures, and (d) approving breakup compensation and expense reimbursement. The motion requested that the Missouri Bankruptcy Court issue an order approving the foregoing and establishing sale and bidding procedures as well scheduling a hearing to approve the sale of the Company's St. Louis assets.

  The closing was contingent upon the selection of a subsidiary of Isle of Capri Casinos, Inc. ("Isle of Capri") as the winner of certain requests for a proposal issued by the City of St. Louis and St. Louis County (or the waiver thereof), which would afford the winning party the rights to develop and operate a casino and gaming facilities in the City and Counties of St. Louis as well as the approval of the Missouri Gaming Commission.

  Isle of Capri was not selected by the City of St. Louis to operate a casino at a downtown St. Louis location. On May 4, 2004, the Company and Isle of Capri entered into an agreement to terminate the purchase agreement for the St. Louis operations. Libra continues to seek a buyer for the St. Louis operations.

  --Biloxi, Mississippi

      President Broadwater Hotel, LLC Reorganization

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On May 28, 2003, the Company paid Lehman $3.6 million pursuant to the Modified Plan. As of February 29, 2004, the principal amount of the Modified Indebtedness was $45.4 million. The principal amount of the Modified Indebtedness earns interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Modified Indebtedness is June 1, 2005. Interest is payable during the term of the Modified Indebtedness on the adjusted loan obligation amount. As of February 29, 2004, the adjusted loan obligation amount was $43.0 million. PBLLC is required to pay interest earned on the adjusted loan obligation monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating through the term of the Modified Indebtedness.

  In the event that payment in full of the Modified Indebtedness is made after November 1, 2003 but prior to June 2, 2005, interest on the Modified Indebtedness will be calculated at a lower rate as set forth in the Modified Plan.

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

      Mississippi Assets Sale Term Sheet

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA, the owner of the Class B Unit in PBLLC; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board, Vice President of Marine and Development and Director of the Company; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the Noteholders, who have security interests in the Assets, approval.

    Vegas Vegas owns the assets related to the Company's proposed development of Destination Broadwater. See "Potential Opportunities." To the extent that the sale includes the Vegas Vegas assets, the buyers shall allocate the amount of purchase price attributable to the Vegas Vegas assets. The first $3,250,000 of funds allocated to the Vegas Vegas assets shall be paid into the Vegas Vegas bankruptcy estate and shall not be subject to the distribution priorities provided in the agreement.

  In the event of a sale of all or substantially all of the Assets, the proceeds (gross proceeds less typical closing adjustments including brokerage commission) from the sale, other than the amount to be paid to Vegas Vegas, shall be allocated as follows:

   (i) the first dollars shall be paid to Lehman, the secured lender to PBLLC, to satisfy in full the indebtedness due to it;
  (ii) the next $10.0 million shall be allocated equally between JECA and the Noteholders on a dollar for dollar basis. If President Mississippi assets are sold separately and the proceeds are paid to the Noteholders, then such dollars shall be a credit on the amount payable to Noteholders under this provision;
 (iii)  the next $8.0 million shall be paid to Noteholders;
  (iv) the next $26.0 million (twice the remaining amount owing to JECA after payment of the $5.0 million above) shall be split on a dollar for dollar basis between the Noteholders and JECA;
   (v) the next dollars shall be paid to the Noteholders until their debt is satisfied in full;
  (vi)  the remaining dollars shall be paid to President Mississippi.

  JECA has entered into an agreement with Messrs. Aylsworth, Wirginis and Ralph J. Vaclavik, the Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA.

  The process and time for the sale of assets shall be reflected in documents and pleadings to be drafted and may include a sale pursuant to Section 363 of the Bankruptcy Code and/or the confirmation of a Plan of Reorganization for President Mississippi and/or Broadwater Hotel, Inc. and/or the Company. The agreement binds only the parties thereto and establishes priorities between or among the parties to the agreement and third parties and shall not be binding on any holder of claims or interests against anyone that is not a party to the agreement. The term of the agreement is from March 1, 2004 to March 1, 2005. This agreement becomes effective upon its approval by the Missouri Bankruptcy Court, provided, however that the marketing of the assets for sale commenced immediately upon its execution.

  Subsequently, the Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of Lehman. Thereafter, an Examiner appointed at the request of the Noteholders filed a motion to set aside the Court's order. That motion is currently set for hearing on July 19, 2004.

  In March 2004, the Missouri Bankruptcy Court appointed an Examiner for the purpose of investigating and issuing a report concerning whether any prohibited direct or indirect transfers have been made from the Company or its subsidiaries that may be avoided or which were otherwise improper or actionable under the Bankruptcy Code or other applicable law. The examination concerned the purchase of the Broadwater Property from an entity owned by Mr. Connelly, Chairman and Chief Executive of the Company, the financing of the project, the process of the purchase and the operation of the complementary rooms program, among other items. The Examiner's report was issued on May 28, 2004 and contains various findings and recommendations to be considered by the various parties in interest. The Noteholders and other creditors now have a report for their use. No prediction is possible as to what action, if any, they may take.

  --Discontinued Operations (formerly "Leasing Operations")

  President Riverboat Casino-New York, Inc. filed a voluntary petition for reorganization under the Bankruptcy Code in the Mississippi Bankruptcy Court on July 11, 2002. During October 2003, the case was dismissed by the court. See "Discontinued Operations."

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

  The Company's management views its current operations in three operating segments: Biloxi Operations, St. Louis Operations and, to a much lesser extent, Corporate Leasing Operations, each of which is discussed more fully below. Prior to the sale of the Company's Davenport properties in fiscal

2001, Davenport operations were considered to be a fourth operating segment. Revenues, results of operations and identifiable assets of each of these segments can be found in Note 20 of the accompanying consolidated financial statements.

  --St. Louis, Missouri Operations

  In May 1994, the Missouri Gaming Commission licensed the Company to conduct dockside gaming operations on the Company-owned vessel, "Admiral," in St. Louis through its wholly-owned subsidiary, President Missouri. The Company's initial license was subsequently renewed and was last renewed in May 2002 for a period of two years. As a result of additional meetings required by the Missouri Gaming Commission to examine expansion of the St. Louis Metropolitan area market, the Commission will not conduct usual public meetings during May and June, 2004. On April 27, 2004, the Commission passed a resolution whereby all five Class A licensees whose licenses are due to expire during May and June will be granted temporary licenses until July 31, 2004, at which time a vote on re-licensing will occur. A temporary Class A license was issued effective May 27, 2004, under the same terms and conditions as the regular license.

  The "Admiral" is approximately 400 feet long, continuously docked north of the base of the Gateway Arch in Laclede's Landing, at a mooring site subleased by the Company from the City of St. Louis Port Commission (the "Port Commission").

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. The new location provides guests with improved parking and valet service, and better ingress/egress including improved access from major highways into St. Louis. This site is also less susceptible to the negative economic impact of high water than the previous mooring site.

  The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8.7 million. Under the terms of the agreement, the City funded $3.0 million of the relocation costs, $2.4 million of which amount was financed through bank debt. The Company paid for the remaining $5.7 million of relocation costs. It is anticipated that the City will repay the debt from annual allocations of $0.6 million from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of February 29, 2004, the Company's guaranteed balance was $0.6 million. The City makes annual payments of $0.6 million in June of each year.

  Rent under the terms of the lease consists of base rent plus a percent of adjusted gross receipts. The base rent was $27,000 annually through December 31 ,2003 and is subject to rate change every five years based on the recommendation of the Port Commission. Effective January 1, 2004, the annual base rent was adjusted to $29, 250. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80.0 million, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80.0 million but which are equal to or less than $100.0 million, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100.0 million.

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

   Subsequently, the Gaming Commission announced that it will consider licensing additional casinos in the St. Louis market. In September 2003, the City of St. Louis and St. Louis County, which are separate political and geographic subdivisions, announced that they were both issuing Requests for Proposals for a new casino in each jurisdiction.

  A project proposed by Pinnacle Entertainment, Inc. was selected and approved by the City of St. Louis as its recommendation before the Missouri Gaming Commission. Its proposal includes a casino two blocks from the Admiral. St. Louis County has chosen a separate Pinnacle Entertainment project in Lemay, Missouri. Various other gaming companies have filed proposals. The Missouri Gaming Commission is expected to narrow the field in July 2004. The final decision on whether to issue one or more licenses is up to the Missouri Gaming Commission. In addition, each company proceeding with its proposal is subject to approval by the Missouri Gaming Commission. Each of the proposals submitted requires significant construction of new infrastructure for the casino and entertainment complexes. Were there to be a new casino or casinos in metropolitan St. Louis, there would be a material adverse effect on the Company's St. Louis operations.

  Missouri regulations limit the loss per simulated cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to five hundred dollars. The company that operates adjacent casinos is able to offer guests who reach the two-hour loss limit the ability to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players and guests who do not want to be burdened with the administrative requirements related to the loss limits.

  --Biloxi, Mississippi Operations

  The Company manages its Biloxi gaming operations through its wholly-owned subsidiary, President Mississippi. Biloxi is located on the Gulf of Mexico 75 miles east of New Orleans. The Mississippi Gulf Coast area has a population of approximately 364,000. The Company's Mississippi gaming license was last renewed in April 2004 for a three-year period.

  Since gaming began in Mississippi in August 1992, competition has steadily increased. There are currently twelve casinos operating in the Mississippi Gulf Coast area. The twelfth casino opened in March 1999 and is the largest casino in the market. A thirteenth casino and hotel complex is expected to open in late Summer 2005 on the Gulf Coast and an additional casino operator has obtained necessary licenses and approval to open an additional casino facility, although an opening date has not been announced. The Company also faces competition from gaming operations in the metropolitan New Orleans area and elsewhere in Louisiana and Mississippi. The New Orleans metropolitan area currently has four casinos in operation.

  Management believes the Mississippi Gulf Coast has become a major destination point for gaming entertainment. The area is becoming more widely known with many guests coming long distances to enjoy the weather, beaches, golfing and other entertainment. Several large gaming companies have built large hotel/casino complexes and have captured a significant portion of the Mississippi Gulf Coast market. Many of these competitors have substantially greater name recognition and financial and marketing resources than the Company. Management believes that as newer and larger casino complexes have entered the market, it has become increasingly more difficult to compete and maintain market share. Thus, management continues to study strategic alternatives for its Biloxi operations. See "Potential Opportunities-Biloxi, Mississippi Development."

  The Company began dockside gaming operations in Biloxi on August 13, 1992. Prior to July 1997, the Company was party to an operating lease with BH Acquisition Corporation ("BHAC") for its Biloxi mooring site, parking facilities, offices and a warehouse. BHAC was a wholly-owned entity of Mr. Connelly. Rent under the operating lease agreement was approximately $3.0 million annually, on a triple net basis. In July 1997, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, and a wholly-owned entity of Mr. Connelly which has a Class B ownership interest and certain preferred rights to certain cash flows, acquired the real estate and improvements from BHAC for $40.5 million. The property comprises approximately 260 acres and includes a 111-slip marina which contains the mooring site of the barge "President Casino-Broadwater," two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property").

  The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13.0 million before closing adjustments. The prospective purchaser has applied for re-zoning of the property and been rejected. It is pursuing an appeal in court. The contract was amended to make the obtaining of re-zoning a precondition to closing and extending the closing period for a six-month period from November 1, 2003 through April 30, 2004 for an option fee of $25,000 for each month the contract is extended. The agreement was further amended extending the closing period from May 1, 2004 through August 31, 2004 for an option fee of $25,000 for each month the contract is extended. Additionally, this amendment increases the sale price by $50,000 for each of the first two months of the extension period and $75,000 for each of the last two months of the extension period. It is not possible to predict whether re-zoning will be obtained. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for

$6.5 million to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial seven-month lease with the new owners whereby the Company will continue to operate the Broadwater Tower Hotel with options for additional extensions.

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

Discontinued Operations

  Discontinued operations were formerly reported as the Company's leasing segment, President Riverboat Casino-New York, Inc. ("President New York") .
In addition to the vessels currently owned and utilized in its gaming operations, the Company owned the M/V "President Casino-Mississippi." The M/V "President Casino-Mississippi" was previously utilized at the Company's Biloxi and Davenport operations.

  The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralize a term note payable which was also personally guaranteed by John E. Connelly, Chairman and Chief Executive Officer of the Company. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States

District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $0.5 million.

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

  During the fourth quarter of fiscal 2003, the Company held a sealed bid auction of the "Surfside Princess" in accordance with Section 363 of the United States Bankruptcy Code. In February 2003, the auction closed and the winning bid was $1.5 million. On May 2, 2003, the purchase agreement on the vessel was consummated, at which time the liens against the vessel attached to the proceeds from the sale which are held in an escrow account. The Company took a $1.2 million valuation allowance on the vessel in February to reduce the net book value to the bid price.

Former Operations

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

Potential Opportunities

  --Biloxi, Mississippi Development

  As discussed in "Current Operations-Biloxi, Mississippi," PBLLC owns the Broadwater Property in Biloxi, Mississippi. The property comprises approximately 260 acres and includes two hotels, an adjacent 18-hole golf course and a 111-slip marina. One of the two hotels was sold subsequent to year end. The marina is the site of the Company's Biloxi casino operations and was formerly leased by the Company under a long-term lease agreement.

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

  The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13.1 million before closing adjustments. The prospective purchaser has applied for re-zoning of the property and been rejected. It is pursuing an appeal in court. The contract was amended to make the obtaining of re-zoning a precondition to closing and extending the closing period for a six-month period from November 1, 2003 through April 30, 2004 for an option fee of $25,000 for each month the contract is extended. The agreement was further amended extending the closing period from May 1, 2004 through August 31, 2004 for an option fee of $25,000 for each month the contract is extended. Additionally, this amendment increases the sale price by $50,000 for each of the first two months of the extension period and $75,000 for each of the last two months of the extension period. It is not possible to predict whether re-zoning will be obtained. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6.5 million to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial seven-month lease with the new owners whereby the Company will continue to operate the Broadwater Tower Hotel with options for additional extensions.

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

  President Missouri must be licensed by the Missouri Commission in order to conduct its operations. Licenses issued by the Missouri Commission to conduct gaming operations are subject to two year renewals and may not be transferred or pledged as collateral. In addition to the information required of the operator, the operator's directors, officers and other key persons (which include individuals and related companies designated by the Missouri Commission) must submit applications which include detailed personal and financial information and are subject to thorough investigations and licensing. Also, all gaming employees must obtain an occupational license issued by the Missouri Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Commission in the application. Applications filed with the Missouri Commission are continuously "pending" and any issue may be reopened at any time. President Missouri was re-licensed by the Missouri Commission in May 2002. As a result of additional meetings required by the Missouri Gaming Commission to examine expansion of the St. Louis Metropolitan area market, the Commission will not conduct usual public meetings during May and June, 2004. On April 27, 2004, the Commission passed a resolution whereby all five Class A licensees whose licenses are due to expire during May and June will be granted temporary licenses until July 31, 2004, at which time a vote on re-licensing will occur. A temporary Class A license was issued effective May 27, 2004, under the same terms and conditions as the regular license.

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

  Although the Missouri Gaming Law does not limit the amount of riverboat space that may be used for gaming, the Missouri Commission is empowered to impose such space limitations through the adoption of rules and regulations. The Missouri Gaming Law provides for a loss limit of five hundred dollars per person per each two-hour gaming session. In order to establish an excursion schedule which allows patrons to enter and exit the gaming floor at any time during the excursion, the licensee must prove to the Missouri Commission that it can enforce the five hundred dollar loss limit.

  Mississippi Gaming Regulations. Gaming was authorized in Mississippi in June 1990 but gaming operations did not commence until August 1992. The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation. The Company is registered as a publicly traded corporation under the Mississippi Gaming Control Act and its gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various local, city and county regulatory agencies.

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

  In connection with President Mississippi's license, the Company and President Mississippi are required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by President Mississippi and the Company must be reported to and/or approved by the Mississippi Commission. In addition, the Mississippi Commission regulates the Company's ability to engage in certain types of transactions. For example, a change in control of the Company or a plan of reorganization (as defined in the Mississippi Commission regulations) by the Company may not occur without the prior approval of the Mississippi Commission. Similarly, Mississippi gaming legislation requires that each person employed by President Mississippi as a gaming employee obtain a valid work permit issued by the Mississippi Commission.

  The Mississippi Commission has the authority to waive certain Mississippi Gaming Control Act provisions to allow the Company to conduct gaming operations outside of Mississippi. On May 24, 1993, the Company received all requisite approvals from the Mississippi Commission to conduct gaming operations in the jurisdictions in which it was then operating or proposing to operate without further action by the Mississippi Commission. Mississippi law requires that the Company notify the Mississippi Commission of any proposed gaming operations in any additional jurisdictions, provide certain documentation to the Mississippi Commission relating to those gaming operations, and obtain the necessary statutory waiver from the Mississippi Commission before beginning those proposed gaming operations.

  A Mississippi Commission regulation requires as a condition of site development plan approval that a gaming establishment's development plan include a 500-car or larger parking facility in close proximity to the casino complex and infrastructure facilities, the expenditures for which will amount to at least 100% of the higher of the appraised value or construction cost of the casino. A Mississippi Commission regulation formerly required infrastructure expenditures amounting to 25% of the casino cost. Such infrastructure facilities shall include any of the following: a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Commission may in its discretion reduce the number of rooms required, where it is shown to the Mississippi Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load, and parking spaces may also be reduced as needed for small casinos, provided that the infrastructure rule is otherwise met.

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

  Employees

  As of February 29, 2004, the Company had approximately 1,550 employees.

  In April 1999, certain gaming, service and maintenance employees of President Missouri ratified a three-year collective bargaining agreement setting out wages, benefits and other terms and conditions of employment. The labor agreement was renegotiated and ratified for a one year period effective April 2002. The April 2003 labor agreement is in effect until October 2004. The labor agreement covers approximately 300 of the Company's 675 St. Louis employees.

Item 3.  Legal Proceedings.

Pending Bankruptcy Proceedings

  On June 20, 2002, the Company together with its subsidiary, President Missouri, which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except President Riverboat Casino-New York, Inc. and PBLLC, to the United States Bankruptcy Court for the Eastern District of Missouri, where they are now pending and being administered. On May 28, 2003, PBLLC's Debtor's Modified Plan of Reorganization was confirmed by the Mississippi Bankruptcy Court and the Company initiated consummation of the Modified Plan. In October 2003, the bankruptcy case of President Riverboat Casino-New York, Inc. was dismissed. The Company and its subsidiaries each continue in possession and use of their assets as debtors-in-possession. The Company and its subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated under the Company's case.

  On May 15, 2003, the Missouri Bankruptcy Court issued an order approving a joint motion filed by the Company, the unsecured creditors' committee (the "Committee") and certain bondholders of the Company (the "Bondholders") with respect to a timetable and process for the Company's reorganization proceedings. The joint motion sought entry of an order approving a timetable and process set forth in a Term Sheet, dated March 25, 2003 (the "Term Sheet"), with respect to either (i) the refinancing of the Company by July 18, 2003, or (ii) a sale of the assets related to the Company's St. Louis gaming operations. In addition, the Court approved motions by the Company to approve the appointment of Libra Securities LLC ("Libra") to serve as the Company's investment banker in connection with any sale of the St. Louis operations.

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

  Pursuant to the Term Sheet provisions and the agreement of the Company, the Committee and the Bondholders, on September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50.0 million. On May 4, 2004, the Company and Isle of Capri Casinos, Inc. announced they had mutually agreed to terminate the agreement. Libra continues to seek a buyer for the St. Louis operations.

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans for certain Missouri key casino employees, certain key employees will receive 50% of their then salary which will be due and payable on the earlier of the following dates: (i) the date on which all or substantially all of President Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments.

  On April 1, 2004, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain Mississippi casino employees. The terms and conditions are the same as the Missouri key casino employee Retention Plan except the assets and operations refer to those of Mississippi and one key employee receiving his then twelve month salary rather than 50%.

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the plan of reorganization, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provided the unsecured creditors of PBLLC receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date. In addition, the obligation was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On the effective date, $3.6 million was paid to Lehman pursuant to the Modified Plan. The principal amount of the Modified Indebtedness is $45.4 million plus interest at the rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Lehman obligation is June 1, 2005. Interest is payable during the term of the Modified Indebtedness on an adjusted loan obligation amount. As of February 29, 2004, the adjusted loan obligation amount was $43.0 million. PBLLC is required to pay interest earned on the Modified Indebtedness monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating.

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

      Mississippi Assets Sale Term Sheet

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA, the owner of the Class B Unit in PBLLC; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board, Vice President of Marine and Development and Director of the Company; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the Noteholders, who have security interests in the Assets, approval.

    Vegas Vegas owns the assets related to the Company's proposed development of Destination Broadwater. See "Potential Opportunities." To the extent that the sale includes the Vegas Vegas assets, the buyers shall allocate the amount of purchase price attributable to the Vegas Vegas assets. The first $3,250,000 of funds allocated to the Vegas Vegas assets shall be paid into the Vegas Vegas bankruptcy estate and shall not be subject to the distribution priorities provided in the agreement.

  In the event of a sale of all or substantially all of the Assets, the proceeds (gross proceeds less typical closing adjustments including brokerage commission) from the sale, other than the amount to be paid to Vegas Vegas, shall be allocated as follows:

   (i) the first dollars shall be paid to Lehman, the secured lender to PBLLC, to satisfy in full the indebtedness due to it;
  (ii) the next $10.0 million shall be allocated equally between JECA and the Noteholders on a dollar for dollar basis. If President Mississippi assets are sold separately and the proceeds are paid to the Noteholders, then such dollars shall be a credit on the amount payable to Noteholders under this provision;
 (iii)  the next $8.0 million shall be paid to Noteholders;
  (iv) the next $26.0 million (twice the remaining amount owing to JECA after payment of the $5.0 million above) shall be split on a dollar for dollar basis between the Noteholders and JECA;
   (v) the next dollars shall be paid to the Noteholders until their debt is satisfied in full;
  (vi)  the remaining dollars shall be paid to President Mississippi.

  JECA has entered into an agreement with Messrs. Aylsworth, Wirginis and Ralph J. Vaclavik, the Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA.

  The process and time for the sale of assets shall be reflected in documents and pleadings to be drafted and may include a sale pursuant to Section 363 of the Bankruptcy Code and/or the confirmation of a Plan of Reorganization for President Mississippi and/or Broadwater Hotel, Inc. and/or the Company. The agreement binds only the parties thereto and establishes priorities between or among the parties to the agreement and third parties and shall not be binding on any holder of claims or interests against anyone that is not a party to the agreement. The term of the agreement is from March 1, 2004 to March 1, 2005. This agreement becomes effective upon its approval by the Missouri Bankruptcy Court, provided, however that the marketing of the assets for sale commenced immediately upon its execution.

  Subsequently, the Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of Lehman. Thereafter, an Examiner appointed at the request of the Noteholders filed a motion to set aside the Court's order. That motion is currently set for hearing on July 19, 2004.

  In March 2004, the Missouri Bankruptcy Court appointed an Examiner for the purpose of investigating and issuing a report concerning whether any prohibited direct or indirect transfers have been made from the Company or its subsidiaries that may be avoided or which were otherwise improper or actionable under the Bankruptcy Code or other applicable law. The examination concerned the purchase of the Broadwater Property from an entity owned by Mr. Connelly, Chairman and Chief Executive of the Company, the financing of the project, the process of the purchase and the operation of the complementary rooms program, among other items. The Examiner's report was issued on May 28, 2004 and contains various findings and recommendations to be considered by the various parties in interest. The Noteholders and other creditors now have a report for their use. No prediction is possible as to what action, if any, they may take.

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

General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Biloxi license was last renewed in April of 2004 and expires in April 2007. The St. Louis license was last renewed in May 2002 for a period of two years. As a result of additional meetings required by the Missouri Gaming Commission to examine expansion of the St. Louis Metropolitan area market, the Commission will not conduct usual public meetings during May and June, 2004. On April 27, 2004, the Commission passed a resolution whereby all five Class A licensees whose licenses are due to expire during May and June 2004 will be granted temporary licenses until July 31, 2004, at which time a vote on re-licensing will occur. A temporary Class A license was issued effective May 27, 2004, under the same terms and conditions as the regular license.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                    PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  The Company's Common Stock was delisted from the Nasdaq National Market effective the close of business November 19, 1998, because the Company no longer met certain listing requirements. The stock continues to trade on the OTC Bulletin Board under the symbol "PREZQ.OB." The following table sets forth, for the fiscal quarters indicated, the high and low sale or bid prices for the Common Stock, as reported by the OTC Bulletin Board:

                                                High         Low
                                               ------       -----

            Fiscal 2004
              First Quarter................   $ 0.4000    $ 0.2500
              Second Quarter...............   $ 0.4500    $ 0.3100
              Third Quarter................   $ 0.5100    $ 0.1700
              Fourth Quarter...............   $ 0.2200    $ 0.1100

            Fiscal 2003
              First Quarter................   $ 1.0500    $ 0.7000
              Second Quarter...............   $ 0.8400    $ 0.2000
              Third Quarter................   $ 0.5100    $ 0.2000
              Fourth Quarter...............   $ 0.4000    $ 0.2600

  The market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Bid quotations are derived from Commodity Systems, Inc. through Yahoo.com Historical Quotes.

  On June 1, 2004, there were approximately 1,077 holders of record of the Company's Common Stock.

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

                                                        Years Ended February 28/29,
                                              2004       2003       2002       2001       2000
                                             ------     ------     ------     ------     ------
                                                     (in thousands, except share data)

Consolidated Statement of Operations Data:

Total operating revenues (1)..............  $119,296   $123,721   $129,184   $152,098   $188,516

Operating income (loss)
   before (gain)/loss on disposal
   of property and equipment..............  $  5,731    $  4,316  $  3,400   $ (2,891)  $  7,623

Gain/(loss) on disposal of property
   and equipment (2)......................  $   (117)   $   (117) $    771   $ 33,985   $    (99)

Income (loss) from
  continuing operations...................  $   (342)   $ (6,215) $(12,888)  $ 15,191   $(11,473)


Loss from discontinued operations (3).....  $ (2,393)   $ (2,864) $ (7,860)  $(15,397)  $ (1,900)


Net loss..................................  $ (2,735)   $ (9,079) $(20,748)  $   (206)  $(13,373)

Basic and dilutive income (loss) per share
 from continuing operations...............   $ (0.07)    $ (1.23)  $ (2.56)   $  3.02    $ (2.28)
Basic and dilutive loss per share
 from discontinued operations.............   $ (0.47)    $ (0.57)  $ (1.56)   $ (3.06)   $ (0.38)
                                             --------    --------  --------   --------   --------
Basic and diluted net loss per share......   $ (0.54)    $ (1.80)  $ (4.12)   $ (0.04)   $ (2.66)
                                             ========    ========  ========   ========   ========

Consolidated Balance Sheet Data:
Total assets..............................  $116,818   $120,834    $120,450  $135,744   $172,744
Current liabilities.......................    14,097     58,429     145,237   141,657     27,109
Long-term debt............................    45,429        --          --        --     139,379
Minority interest (4).....................    17,653        679      15,102    13,874     13,220
Liabilities subject to compromise (5).....   107,657    111,340         646       --         --
Stockholders' deficit.....................   (52,439)   (49,614)    (40,535)  (19,787)    (6,208)

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

(2) On October 10, 2000, the assets of the Company's Davenport hotel and casino operations were sold. A gain of $34,465 was recognized on the transaction. On July 17, 2001, the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations in St. Louis were sold. A gain of $778 was recognized on the transaction.

(3) The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel was foreclosed on by the lender which held a Preferred First Fleet Mortgage collateralizing debt owed to the lender during April 2004. With the disposal of both vessels, representing all of the operating assets of the segment, the segment is accounted for as discontinued operations in accordance with Financial

     Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets."

     Management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in impairments of long-lived assets of $288, $1,167, $7,068 and $12,709, respectively, during fiscal years 2004, 2003, 2002 and 2001, on two casino vessels held for sale. The assets are accounted for in the Company's discontinued operations.

(4)  As of February 28, 2003, $15,669 of minority interest related to
     J. Edward Connelly Associates, Inc.'s Class B Unit of PBLLC was classified as liabilities subject to comprise.

(5) PBLLC did not pay the $30,000 note and the associated $7,000 loan fee due July 22, 2000 related to the Broadwater Property. PBLLC is the owner of the marina in which the Company operates its Biloxi casino operations barge. On April 19, 2001, PBLLC filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi.

     On June 20, 2002, President Casinos, Inc. together with its subsidiary, President Riverboat Casino-Missouri, Inc. filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). Subsequently, on July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri where they are now pending and being administered. On May 28, 2003, President Broadwater Hotel, LLC's Debtor's Modified Plan of Reorganization was confirmed by the Mississippi Bankruptcy Court and the Company initiated consummation of the Modified Plan. In October 2003, the bankruptcy case of President Riverboat Casino-New York, Inc. was dismissed. See Item 1. "Substantial Indebtedness; Bankruptcy Proceedings."

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion, which covers fiscal years 2002 through 2004, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

  President Casinos, Inc., President Riverboat Casino-Missouri, Inc., The

President Riverboat Casino-Mississippi, Inc., Broadwater Hotel, Inc., PRC Management, Inc., PRC Holdings Corporation, TCG/Blackhawk, Inc. and Vegas Vegas, Inc. have each filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See "Note 1. Bankruptcy Proceedings" of the Notes to Condensed Consolidated Financial Statements included in Part IV of this report.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and has not made any subsequent principal or interest payments on the Notes. As of February 29, 2004, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

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

  Pursuant to the Term Sheet provisions and the agreement of the Company, the Committee and the Bondholders, on September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50.0 million. The agreement was terminated by mutual consent on May 4, 2004.

  The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13.1 million before closing adjustments. The prospective purchaser has applied for re-zoning of the property and been rejected. It is pursuing an appeal in court. The contract was amended to make the obtaining of re-zoning a precondition to closing and extending the closing period for a six-month period from November 1, 2003 through April 30, 2004 for an option fee of $25,000 for each month the contract is extended. The agreement was further amended extending the closing period from May 1, 2004 through August 31, 2004 for an option fee of $25,000 for each month the contract is extended. Additionally, this amendment increases the sale price by $50,000 for each of the first two months of the extension period and $75,000 for each of the last two months of the extension period. It is not possible to predict whether re-zoning will be obtained. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6.5 million to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial seven-month lease with the new owners whereby the Company will continue to operate the Broadwater Tower Hotel with options for additional extensions.

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

  Since gaming began in Biloxi in August 1992, there has been steadily increasing competition along the Mississippi Gulf Coast, in nearby New Orleans and elsewhere in Louisiana and Mississippi. Several large hotel/casino complexes have been built with the largest single resort in the area opening in March 1999. There are currently twelve casinos operating on the Mississippi Gulf Coast. A thirteenth casino and hotel complex is expected to open in late Summer 2005 on the Gulf Coast and an additional casino operator has obtained necessary licenses and approval to open an additional casino facility, although an opening date has not been announced. See "Potential Growth Opportunities" regarding a master plan for a destination resort the Company is developing in Biloxi, Mississippi.

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

   Subsequently, the Gaming Commission announced that it will consider licensing additional casinos in the St. Louis market. In September 2003, the City of St. Louis and St. Louis County, which are separate political and geographic subdivisions, announced that they were both issuing Requests for Proposals for a new casino in each jurisdiction.

  A project proposed by Pinnacle Entertainment, Inc. was selected and approved by the City of St. Louis as its recommendation before the Missouri Gaming Commission. Its proposal includes a casino two blocks from the Admiral. St. Louis County has chosen a separate Pinnacle Entertainment project in Lemay, Missouri. Various other gaming companies have filed proposals. The Missouri Gaming Commission is expected to narrow the field in July 2004. The final decision on whether to issue one or more licenses is up to the Missouri Gaming Commission. In addition, each company proceeding with its proposal is subject to approval by the Missouri Gaming Commission. Each of the proposals submitted requires significant construction of new infrastructure for the casino and entertainment complexes. Were there to be a new casino or casinos in metropolitan St. Louis, there would be a material adverse effect on the Company's St. Louis operations.

  --Regulatory Matters

  Missouri regulations limit the loss per "simulated" cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to five hundred dollars (the "loss limit"). The company that operates adjacent casinos is able to offer guests who reach the two-hour loss limit the ability to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players. Additionally, their guests are not burdened with the administrative requirements related to the loss limits, which includes the presentation of government issued identification. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operations.

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

  --Potential Opportunities

  Biloxi, Mississippi

  President Broadwater Hotel, LLC ("PBLLC") owns approximately 260 acres which includes two hotels, a 111-slip marina and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). One of the two hotels was sold subsequent to year end. The marina is the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement.

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

  The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13.1 million before closing adjustments. The prospective purchaser has applied for re-zoning of the property and been rejected. It is pursuing an appeal in court. The contract has been amended to make the obtaining of re-zoning a precondition to closing and to extend the closing period for a six-month period from November 1, 2003 through April 30, 2004 for an option fee of $25,000 for each month the contract is extended. The agreement was further amended extending the closing period from May 1, 2004 through August 31, 2004 for an option fee of $25,000 for each month the contract is extended. Additionally, this amendment increases the sale price by $50,000 for each of the first two months of the extension period and $75,000 for each of the last two months of the extension period. It is not possible to predict whether re-zoning will be obtained. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC.

Results of Operations

  The results of operations for the years ended February 29,2004 and February 28, 2003 and 2002 include the gaming results for the Company's operations in St. Louis, Missouri and Biloxi, Mississippi and, of much lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the non-gaming cruise operations in St. Louis (Gateway Riverboat Cruises) through the date of sale. The assets of Gateway Riverboat Cruises ("Gateway") were sold July 17, 2001.

  The following table highlights the results of the Company's operations during the periods presented.

                                               Twelve Months Ended February 29/28,
                                                  2004        2003        2002
                                                 ------      ------      ------
                                                         (in millions)

             St. Louis, Missouri Operations
               Operating revenues                $ 70.8      $ 73.9       $ 79.1
               Operating income                     5.6         4.9          6.1

             Biloxi, Mississippi Operations
               Operating revenues                  48.5        49.8         50.1
               Operating income                     3.0         2.9          1.9

             Corporate Administration
               and Development
               Operating loss                      (2.9)       (3.5)        (4.6)

             St. Louis operating margin             7.9%        6.6%         7.7%
             Biloxi operating margin                6.2%        5.8%         3.8%

   The following table highlights cash flows of the Company's operations.

                                              Twelve Months Ended February 29/28,
                                                  2004        2003        2002
                                                 ------      ------      ------
                                                         (in millions)

             Cash flows provided by
               operating activities             $  6.2       $ 10.1      $  3.8
             Cash flows provided by (used in)
               investing activities                0.9         (4.0)        0.5
             Cash flows used in
               financing activities               (3.6)        (0.1)       (2.7)
             Cash paid for interest                3.0          0.1         6.4

Fiscal 2004 Compared to Fiscal 2003

  Operating revenues. The Company generated consolidated operating revenues of $119.3 million during fiscal 2004 compared to $123.7 million during fiscal 2003, a decrease of $4.4 million, or 3.6%. The St. Louis operations experienced a decrease in revenue of $3.1 million and the Biloxi operations experienced a decrease in revenue of $1.3 million.

  Gaming revenues in the Company's St. Louis operations decreased $1.9 million, or 2.5%, during fiscal 2004, compared to fiscal 2003. The St. Louis market share decreased to approximately 8.6% during fiscal 2004 from approximately 9.2% in fiscal 2003. Management believes this decrease is primarily attributable to increased competition resulting from expansion by a competitor in the St. Louis market. Gaming revenues at the Company's Biloxi operations decreased $1.8 million, or 3.7%, during 2004 compared to prior year, primarily as a result of individual guests spending less per visit.

  The Company's revenues from food and beverage were $13.4 million during fiscal 2004, compared to $13.3 million during fiscal 2003, an increase of $0.1 million. St. Louis food and beverage revenue decreased $0.4 million due to a decrease in patron volume and a change in the direct mail program which resulted in a decrease in buffet complimentaries. Biloxi food and beverage revenue increased $0.5 million as a result of price adjustments and an increase in volume.

  The Company's revenues from hotel, retail and other were $11.4 million during fiscal 2004, compared to $10.4 million during fiscal 2003, an increase of $1.0 million. The increase was primarily attributable to a $0.3 million increase in hotel revenue in Biloxi as a result of an increase in complimentary hotel rooms offered by the casino.

  Promotional allowances were $24.9 million during fiscal 2004 compared to $23.1 million during fiscal 2003, an increase of $1.8 million, or 7.8%. Promotional allowances in St. Louis increased $0.8 million and promotional allowances in Biloxi increased $1.0 million during fiscal 2004. St. Louis contributed to the $0.8 million increase in promotional allowances primarily as the result of changes made in the types of promotional items offered to guests. The $1.0 million increase in Biloxi is the result of an increase in room promotions in response to the competitive environment.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $66.4 million during fiscal 2004, compared to $70.4 million during fiscal 2003, a decrease $4.0 million, or 5.7%. The decrease in gaming costs was primarily attributable to a $3.2 million decrease in gaming costs in St. Louis as a result of a (i) $0.7 million decrease in gaming and admissions taxes which was attributable to decreased gaming revenues, (ii) $1.5 million decrease in payroll and benefit costs (iii) $0.5 million decrease in expense related to leased machines and $0.3 million decrease in repairs and maintenance and costs associated with high water. Gaming costs decreased $0.8 million in Biloxi primarily as a result of a $0.7 million decrease in payroll and payroll benefit costs and $0.3 million decrease in gaming taxes offset by an increase in complementary rooms provided to casino patrons.

  The Company's costs and expenses for food and beverage were $8.1 million during fiscal 2004, compared to $8.7 million during fiscal 2003, a decrease of $0.6 million, or 6.9%. St. Louis and Biloxi food and beverage expense decreased $0.5 million and $0.1 million, respectively, primarily as a result of a decreases in payroll and payroll benefits.

  The Company's costs and expenses for hotel, retail and other were $2.8 million during fiscal 2004, compared to $3.6 million during fiscal 2003, a decrease of $0.8 million, or 22.2%. The decrease is primarily due to $0.5 million decrease in St. Louis as a result of downsizing the gift shop in December 2002 and bringing valet service in-house in June 2003. In Biloxi the decrease is primarily attributable to a decrease in payroll and payroll benefits.

  The Company's consolidated selling, general and administrative expenses were $28.3 million during both fiscal years 2004 and 2003. The Company's St. Louis casino operations experienced an increase of $0.3 million in selling, general and administrative expense primarily due to an increase in payroll and related costs due to an elimination of an accrual during fiscal year 2003 related to an employee incentive program. Biloxi selling, general and administrative expense decreased $0.1 million primarily as a result of a reduction of property taxes. Corporate overhead decreased $0.3 million primarily as the result of a severance agreement with a former executive accrued during fiscal year 2003 of $0.3 million.

  Depreciation expense was $8.1 million during fiscal 2004 compared to $8.3 million during fiscal 2003, an increase of $0.2 million, or 2.4%.

  The Company incurred no development costs during fiscal 2004, compared to $0.1 million during fiscal 2003. The costs were incurred for the Destination Broadwater project.

  Operating income. As a result of the foregoing items, the Company had operating income of $5.7 million during fiscal 2004, compared to operating income of $4.3 million during fiscal 2003.

  Interest expense, net. The Company incurred net interest expense of $3.6 million during fiscal 2004, compared to $7.8 million during fiscal 2003, a decrease of $4.2 million. The decrease is the result of $3.3 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be under-secured and as a result, interest ceased to accrue as of the date thereof.

  Reorganization items. The Company incurred reorganization items of $1.4 million during the year ended February 29, 2004, compared to $1.5 million during the year ended February 28, 2003. On April 19, 2001, PBLLC filed a voluntary bankruptcy petition for bankruptcy and began incurring costs associated with its reorganization. On June 20, 2002, the Company's parent company and President Missouri filed voluntary petitions and in July 2002, substantially all of the Company's other operating subsidiaries filed voluntary petitions. On May 28, 2003, PBLLC emerged from bankruptcy. The decrease in reorganization costs as a result of the emergence of PBLLC from bankruptcy were offset by the costs associated with the process of selling other assets of the Company. Costs associated with the reorganizations consist of professional fees and U.S. Bankruptcy Trustee fees.

  Gain/loss on disposal of property and equipment. The Company recorded a loss of $0.1 million during both years ended February 29, 2004 and February 28, 2003, primarily as a result of the sale of certain gaming equipment to upgrade the gaming devices offered to guests in St. Louis.

  Minority interest expense. The Company incurred $1.3 million in minority interest expense during both fiscal years 2004 and 2003. During both periods the minority interest relates to Mr. Connelly's Class B Unit of the Broadwater Property.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $0.3 during fiscal year 2004 compared to a net loss from continuing operations of $6.2 million during fiscal year 2003.

  Discontinued operations. Discontinued operations consists of the Company's former vessel leasing segment, operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. The second vessel, M/V "President Casino-Mississippi," was the original vessel utilized at its Biloxi casino operations and subsequently utilized as an auxiliary vessel in other Company operations after it was replaced in Biloxi by the current larger barge facility. See "Liquidity and Capital Resources" regarding disposition of the vessel.

  The Company incurred a net loss from discontinued operations of $2.4 million during the fiscal year ended February 29, 2004, compared to a net loss from discontinued operations of $2.9 million during the fiscal year ended February 28, 2003. On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing President Riverboat Casino-New York, Inc.'s Chapter 11 bankruptcy case. As a result of the segment no longer operating under the protection of Chapter 11, during the Company accrued certain contractual obligations under the terms of the debt agreement collateralized by the M/V "President Casino-Mississippi." Such amounts consist of $0.7 million of default interest arising since the inception of the bankruptcy filing, $0.5 million in contractual legal fees and $0.1 million in penalties.
Additionally, the Company recognized a $0.3 million valuation allowance on the vessel. The Company anticipates the discontinued operations to incur $0.1 million in default interest on the debt in future quarters. During fiscal year 2003, expenses incurred for the discontinued operations consisted primarily of the costs associated with maintaining the two vessels and legal fees associated with litigation involving the "Surfside Princess."

  Net loss. The Company incurred a net loss of $2.7 million during fiscal 2004, compared to a net loss of $9.1 million during fiscal 2003.

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

  The Company's revenues from food and beverage were $13.3 million during fiscal 2003, compared to $14.4 million during fiscal 2002, a decrease of $1.1 million. Excluding the Gateway operations, revenues from food and beverage decreased $0.8 million, or 5.6%, during fiscal year 2003. The decrease was primarily the result of a decrease in St. Louis revenue due to a decrease in patron volume, a change in the direct mail program which results in a decrease in food and beverage promotional revenue and the buffet closing one week as a result of high water and 11 days for remodeling.

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

Promotional allowances in St. Louis decreased $0.3 million and promotional allowances in Biloxi increased $0.8 million during fiscal 2003. The decrease in St. Louis is primarily the result of changes made in the direct mail program. The increase in Biloxi is the result of an increase in room promotions and food and beverage complementaries in response to the competitive environment.

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

  The Company's costs and expenses for food and beverage were $8.7 million during fiscal 2003, compared to $9.6 million during fiscal 2002, a decrease of $0.9 million. Excluding the Gateway operations, food and beverage expenses decreased $0.7 million, or 7.3%, during fiscal year 2003. Decreases at both casino properties are primarily due to more efficient purchasing and reduced volume.

  The Company's costs and expenses for hotel, retail and other were $3.6 million during fiscal 2003, compared to $4.3 million during fiscal 2002, a decrease of $0.7 million. Excluding the Gateway operations, expenses from hotel, retail and other decreased $0.5 million, or 11.6%, during fiscal year 2003. The decrease is primarily due to the St. Louis operations (i) a decrease in parking related expenses of $0.3 million as a result of the new guest parking lot and changes made in the valet parking and (ii) changes in product mix and subsequent downsizing of the gift shop in December 2002.

  The Company's consolidated selling, general and administrative expenses were $28.3 million during fiscal 2003, compared to $30.2 million during fiscal 2002, a decrease of $1.9 million. Excluding the Gateway operations, selling, general and administrative expenses decreased $1.7 million, or 5.6%. The St Louis casino operations experienced a decrease in selling, general and administrative costs of $1.2 million primarily due to (i) a reduction of payroll and payroll benefits of $0.6 million, (ii) a decrease in professional fees of $0.3 million, and (iii) a decrease in repairs and maintenance of $0.1 million resulting from the retirement and replacement of older busses. Biloxi combined operations experienced an increase of $0.1 million primarily as a result of increased bus subsidy in response to the competitive environment. Corporate expenses decreased primarily as a result of a reduction in legal fees charged to selling, general and administration expense associated with the negotiations with the Company's Noteholders. Since the filing of the bankruptcy petitions in fiscal 2003, professional fees associated with the Bankruptcy are charged to reorganization expense. Excluding the Gateway operations, as a percentage of consolidated revenues, selling, general and administrative expenses decreased to 22.8% during fiscal 2003, from 23.4% during fiscal 2002.

  Depreciation expense was $8.3 million during fiscal 2003 compared to $8.4 million during fiscal 2002, an increase of $0.1 million, or 1.2%.

  The Company incurred development costs of $0.1 million during fiscal 2003, compared to $0.4 million during fiscal 2002. During both fiscal years, the costs were incurred for the Destination Broadwater project.

  Operating income. As a result of the foregoing items, the Company had operating income of $4.3 million during fiscal 2003, compared to operating income of $3.4 million during fiscal 2002.

  Interest expense, net. The Company incurred net interest expense of $7.6 million during fiscal 2003, compared to $14.4 million during fiscal 2002, a decrease of $6.8 million. The decrease is the result of $6.8 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be under-secured and as a result, interest ceased to accrue as of the date thereof.

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

  Loss from continuing operations. As a result of the foregoing items, the Company incurred a net loss for continuing operations of $6.2 million during fiscal year 2003, compared to a net loss from continuing operations of $12.9 million during fiscal year 2002.

  Discontinued operations. Discontinued operations consists of the Company's former vessel leasing segment, operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. During fiscal years 2003 and 2002, management's ongoing evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in the recognition of an impairments of long-lived assets of $1.2 million and $7.1 million, respectively, on two casino vessels not used in the Company's gaming operations and accounted for in the Company's leasing segment. The $1.2 million impairment recorded in February 2003, was the result of an auction held on the "Surfside Princess" under the terms of
Section 363 of the United States Bankruptcy Code. The net book value of the vessel was written down to the winning bid of $1.5 million.

  Additionally, there was $0.5 million of interest income during fiscal year 2002 which resulted from the installment sale agreement on the "Surfside

Princess," with no comparable income during fiscal year 2003.

  Net loss. As a result of the foregoing items, the Company incurred a net loss of $9.1 million during fiscal 2003, compared to a net loss of $20.7 million during fiscal 2002.

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

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not make the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of February 29, 2004, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  The Company requires approximately $6.5 million of cash to fund daily operations. As of February 29, 2004 and April 30, 2004, the Company had $16.3 million and $14.6 million of non-restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management believes that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operating properties. The debt obligations of the debtors-in-possession are currently stayed by the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $2.3 million in restricted cash as of February 29, 2004 related to the Broadwater Property. Prior to the filing for reorganization under Chapter 11, PBLLC deposited revenues into lockboxes that were controlled by its lender. Expenditures from the lockboxes were limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by its loan agreement. The lender continues to control the capital improvements lockbox. PBLLC currently operates under a cash collateral stipulation and agreement, which allows PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement. Revenues of PBLLC include the operations of the hotels (one of which was subsequently sold) and golf course and $3.1 million annually of proceeds from rental of the Biloxi casino's mooring site.

  The Company had $0.4 million in restricted short-term investments as of February 29, 2004, consisting of a certificate of deposit guaranteeing a certain performance obligation required by the Mississippi Gaming Commission.

  The Company generated $6.2 million of cash from operating activities during fiscal year 2004, compared to generating $8.2 million during fiscal 2003.

  The Company used $0.9 million of cash in investing activities during fiscal year 2004. The Company expended $2.5 million on property and equipment, of which approximately $1.9 million related the St. Louis operations and $0.6 million was spent in Biloxi.

  The Company used $3.6 million of cash financing activities during fiscal year 2004 as a result of refinancing the PBLLC debt.

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

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA, the owner of the Class B Unit in PBLLC; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board, Vice President of Marine and Development and Director of the Company; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the Noteholders, who have security interests in the Assets, approval.

  Vegas Vegas owns the assets related to the Company's proposed development of Destination Broadwater. See "Potential Opportunities." To the extent that the sale includes the Vegas Vegas assets, the buyers shall allocate the amount of purchase price attributable to the Vegas Vegas assets. The first $3.3 million of funds allocated to the Vegas Vegas assets shall be paid into the Vegas Vegas bankruptcy estate and shall not be subject to the distribution priorities provided in the agreement.

  In the event of a sale of all or substantially all of the Assets, the proceeds (gross proceeds less typical closing adjustments including brokerage commission) from the sale, other than the amount to be paid to Vegas Vegas, shall be allocated as follows:

   (i) the first dollars shall be paid to Lehman, the secured lender to PBLLC, to satisfy in full the indebtedness due to it;
  (ii) the next $10.0 million shall be allocated equally between JECA and the Noteholders on a dollar for dollar basis. If President Mississippi assets are sold separately and the proceeds are paid to the Noteholders, then such dollars shall be a credit on the amount payable to Noteholders under this provision;
 (iii)  the next $8.0 million shall be paid to Noteholders;
  (iv) the next $26.0 million (twice the remaining amount owing to JECA after payment of the $5.0 million above) shall be split on a dollar for dollar basis between the Noteholders and JECA;
   (v) the next dollars shall be paid to the Noteholders until their debt is satisfied in full;
  (vi)  the remaining dollars shall be paid to President Mississippi.

  JECA has entered into an agreement with Messrs. Aylsworth, Wirginis and Ralph J. Vaclavik, the Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA.

  The process and time for the sale of assets shall be reflected in documents and pleadings to be drafted and may include a sale pursuant to Section 363 of the Bankruptcy Code and/or the confirmation of a Plan of Reorganization for President Mississippi and/or Broadwater Hotel, Inc. and/or the Company. The agreement binds only the parties thereto and establishes priorities between or among the parties to the agreement and third parties and shall not be binding on any holder of claims or interests against anyone that is not a party to the agreement. The term of the agreement is from March 1, 2004 to March 1, 2005. This agreement becomes effective upon its approval by the Missouri Bankruptcy Court, provided, however that the marketing of the assets for sale commenced immediately upon its execution.

  Subsequently, the Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of Lehman. Thereafter, an Examiner appointed at the request of the Noteholders filed a motion to set aside the Court's order. That motion is currently set for hearing on July 19, 2004.

  In March 2004, the Missouri Bankruptcy Court appointed an Examiner for the purpose of investigating and issuing a report concerning whether any prohibited direct or indirect transfers have been made from the Company or its subsidiaries that may be avoided or which were otherwise improper or actionable under the Bankruptcy Code or other applicable law. The examination concerned the purchase of the Broadwater Property from an entity owned by Mr. Connelly, Chairman and Chief Executive of the Company, the financing of the project, the process of the purchase and the operation of the complementary rooms program, among other items. The Examiner's report was issued on May 28, 2004 and contains various findings and recommendations to be considered by the various parties in interest. The Noteholders and other creditors now have a report for their use. No prediction is possible as to what, if any, action they may take.

  The Company defaulted under the terms of its $2.1 million M/V "President Casino-Mississippi" note. The M/V "President Casino-Mississippi" is the vessel previously operated as a casino in Biloxi, Mississippi and Davenport, Iowa. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralize a term note payable which was also personally guaranteed by John E. Connelly, Chairman and Chief Executive Officer of the Company. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $0.5 million.

  Because the Note was also guaranteed by the Company and President Mississippi, the payment of the personal guarantee triggered a right of contribution to Mr. Connelly from both the Company and the President Mississippi. In addition, Mr. Connelly became subrogated to the lender's right under the Note to collect the payment by him from the Company's subsidiary that issued the Note. The Note remains outstanding but has been credited with the payment by Mr. Connelly and will be credited by the value realized on foreclosure. Thus, while the parties responsible for payment have shifted, a portion of Mr. Connelly's guarantee has been paid, and the collateral has been used to satisfy a portion of the Note, the obligation remains outstanding. It is not possible at this time to determine the amounts that may be owed by whom or to whom with respect to the above described person and entities.

  In addition, as a part of the settlement agreement with the lender, Mr. Connelly was assigned a one-half interest in certain claims filed by the lender in the Missouri Bankruptcy Court. It is not possible to predict whether these claims will be successful or the amount, if any, that will be paid with respect to these claims.

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

Recently Issued Accounting Standards

  In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150, as issued, was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective after June 15, 2003. As a result of SFAS No. 150, minority interest related to certain non-controlling interest in PBLLC is included in liabilities. On November 7, 2003, the FASB issued Staff Position 150-3, which deferred indefinitely the measurement provisions of SFAS No. 150. The Company cannot predict and, accordingly, is not able to determine the ultimate impact on the Company's consolidated financial statements, if any, of future FASB action regarding SFAS No. 150.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  As of February 29, 2004, the Company had $122.5 million of debt. Of this amount $75.0 million bears contractual interest at fixed rates and is classified as liabilities subject to compromise and $2.1 million bears contractual interest at a fixed rate and is classified as liabilities of discontinued operations. The remaining $45.4 million bears contractual interest at a variable rate. The $45.4 million Broadwater Property note bears interest at a stipulated variable rate at the greater of (i) 7.75% or (ii) 4.0% plus the LIBOR 30-day rate. As of February 29, 2004, the interest rate applicable to the debt a carrying variable rate was 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of February 29, 2004, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure.

  Not applicable.

ITEM 9A.  Controls and Procedures

  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of February 29, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

  There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended February 29, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    Part III

Item 10.  Directors and Executive Officers Registrant

  As of the date hereof, the directors and executive officers of the Company, together with certain information about them, are set forth below.

         Name           Age    Director Since    Positions with the Company
         ----           ---    --------------    --------------------------
   John E. Connelly      78        1992          Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Class III)
   John S. Aylsworth     53        1995          President, Chief Operating
                                                   Officer and Director
                                                   (Class III)
   Terrence L. Wirginis  52        1993          Vice Chairman of the Board,
                                                   Vice President-Marine and
                                                   Development and Director
                                                   (Class II)
   Ralph J. Vaclavik     49         --           Senior Vice President and
                                                   Chief Financial Officer
   Karl G. Andren        57        1993          Director (Class I)
   Royal P. Walker, Jr.  44        1996          Director (Class I)

  The Company has a classified Board of Directors consisting of three classes.

At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms are expiring. No annual meeting of stockholders has been held since August 2001 and none is scheduled for 2004. Each director will continue in office until his successor is duly elected and qualified.

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

  Mr. Wirginis has served as Vice Chairman of the Board since July 1997. Mr. Wirginis has served as Vice President, Marine and Development since August 1995 and as a director since 1993. Prior to his employment with the Company, Mr. Wirginis provided consulting services to the Company with respect to the Company's marine operations and the development and improvement of the Company's facilities. The Company has been advised that Mr. Wirginis devotes an insubstantial amount of his time to Gateway Clipper Fleet, a company in which he has an ownership interest. Mr. Wirginis is the grandson of Mr. Connelly.

  Mr. Vaclavik has been Senior Vice President and Chief Financial Officer of the Company since September 2002. Mr. Vaclavik served as Vice President of Finance of the Company since its inception in June 1992.

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

  The Company's board of directors has a standing Audit Committee which is comprised of non-employee directors. Messrs. Andren and Walker comprise the Audit Committee. The Audit Committee acts pursuant to a written charter. The Audit Committee met four times during fiscal 2004. Each member of the Company's Audit Committee meets the independence requirement of the Securities Exchange Act of 1934, as amended, and is financially literate, knowledgeable and qualified to review financial statements. The Audit Committee does not have a financial expert designated by the board of directors. Messrs. Andren and Walker, who are the sole independent board members, are not financial experts by definition of Regulation S-K. Due to the bankruptcy proceedings and financial uncertainties of the Company, it has not been possible to recruit additional independent board members.

  The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A copy of the Code of Ethics is available from the Company at no charge.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. The Company has designated an officer who is available to the Company's Reporting Persons to assist them in filing the required reports. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended February 29, 2004 all Section 16(a) filing requirements applicable to the Reporting Persons were complied with.

Item 11.  Executive Compensation

  The following table sets forth certain information with respect to compensation paid by the Company during the three fiscal years ended February 29, 2004 and February 28, 2003 and 2002, respectively, to each of the named executive officers of the Company.


                                    SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                        Annual Compensation     Compensation
                                        --------------------    ------------
                                                                 Securities          All
                                Fiscal                           Underlying         Other
Name and Principal Position      Year     Salary      Bonus     Options/SARs     Compensation (1)
---------------------------     ------    ------      -----     ------------     ----------------

John E. Connelly                 2004    $200,000    $    --          --            $ 4,000
Chairman of the Board and        2003     200,000         --          --              3,375
Chief Executive Officer          2002     200,000         --          --              2,438

John S. Aylsworth                2004    $450,000    $ 67,510         --            $ 3,718
President and Chief              2003     450,000     168,751         --              4,141
Operating Officer                2002     450,000      56,251     436,667 (2)         3,525

Terrence L. Wirginis             2004    $205,000    $ 18,449         --            $ 3,923
Vice Chairman of the             2003     205,000      76,125         --              4,157
Board and Vice President         2002     205,000      15,376     112,000 (2)         3,438
-Marine and Development

Ralph J. Vaclavik                2004    $180,000    $ 16,200         --            $ 3,923
Senior Vice President and        2003     180,000      40,500         --              4,034
Chief Financial Officer          2002     180,000      13,501      31,000 (2)         3,526

___________________
(1) Consists of contributions made to the Company's 401(k) plan for the account of the named executive.
(2) On August 28, 2001, the Company repriced certain outstanding stock options with exercise prices ranging from $1.875 to $4.000 per share by amending the terms of such options to provide for an exercise price of $0.87 per share. In connection with such repricing each of Messrs. Aylsworth, Wirginis and Vaclavik had previously granted options for all shares indicated in the table repriced.

  The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table during fiscal 2004. None of the named executive officers exercised any stock options during fiscal 2004.

                                FISCAL YEAR END OPTION/SAR VALUES

                                  Number of Securities
                                 Underlying Unexercised               Value of Unexercised
                                     Options/SARs                   in-the-Money Options/SARs
                                 at Fiscal Year End (#)             at Fiscal Year End ($) (1)
                               -------------------------            --------------------------
Name                       Exercisable       Unexercisable       Exercisable       Unexercisable
----                      --------------     --------------     --------------     --------------
John E. Connelly                   --                --            $    --            $    --
John S. Aylsworth              420,000            16,667                --                 --
Terrence L. Wirginis           107,000               --                 --                 --
Ralph J. Vaclavik               23,500               --                 --                 --

(1)  As of February 29, 2004, no options were in the money.

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

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain parent company and Missouri operating company employees. The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the plan, Mr. Vaclavik will receive $180,000 of compensation on the date he is discharged from employment. If at any time prior thereto Mr. Vaclavik's salary is reduced or he is required to move his residence from the St. Louis, Missouri metropolitan area, he will also receive such payment.

Compensation of Directors

  During fiscal 2004, directors who were not employees of the Company received annual director's fees of $36,000. Directors who are employees of the Company do not receive director's fees. Directors of the Company are entitled to receive discretionary grants of stock options. No such grants were made in fiscal 2004. In addition, under the Company's existing stock option plan, each non-employee director elected to the Board of Directors receives a grant of non-qualified stock options to purchase 5,000 shares of Common Stock at the fair market value of the Company's Common Stock on the date of grant. These stock options are exercisable immediately with respect to one-half of the shares and become exercisable with respect to the remainder of the shares in two equal annual installments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of the June 1, 2004: (i) by each person known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) by each of the Company's directors; (iii) by each of the executive officers of the Company listed in the Summary Compensation Table, and (iv) by all of directors and executive officers of the Company as a group.

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

  The following table reflects information about the Company's equity compensation plans as of February 29, 2004.

                                                                         Number of securities
                    Number of securities                               remaining available for
                     to be issued upon     Weighted average exercise    future issuance under
                        exercise of           price of outstanding       equity compensation
Plan category        outstanding options          options                       plans
-------------         ------------------      ------------------          ------------------

Equity compensation
plans approved by
shareholders            691,193                     $ 0.87                    194,225

Equity compensation
plans not approved
by shareholders             --                          --                        --


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

  The M/V "President Casino-Mississippi" and various equipment aboard the M/V "President Casino-Mississippi" collateralize a term note payable which was also personally guaranteed by Mr. Connelly and his affiliates. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). The highest aggregate sum guaranteed on the Note in fiscal 2004 was $3.2 million. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Resources."

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board, Vice President of Marine and Development and Director of the Company; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the approval of the Noteholders, who have security interests in the Assets. The term sheet sets forth the manner in which the proceeds from the sale will be distributed. The terms call for certain distributions be made to JECA related to its Class B Unit in PBLLC. JECA has entered into an agreement with Messrs. Aylsworth, Wirginis and Ralph J. Vaclavik, the Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Resources."

                                    PART IV

Item 14. Principal Accountant Fees and Services

  The Audit Committee has appointed Deloitte & Touche LLP to serve as the Company's independent registered public accounting firm for 2004 and 2003.

  The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our the Company's financial statements, and fees billed for other services rendered by Deloitte & Touche LLP for the fiscal years shown.

                                            Year Ended February 29/28,
                                               2004            2003
                                              ------          ------

     Audit Fees (1)......................   $    187        $   193
     Audit-Related Fees (2)..............         56             86
     Tax Fees (3)........................         15             19
                                             ---------       --------
        Total                               $    258        $   298
                                             =========       ========

(1) Audit Fees consist of fees rendered for professional services rendered for the audit of our financial statements included in our Forms 10-K and 10-Q's during the 2004 and 2003 fiscal years and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagement.

(2) Audit Related Fees consist of fees rendered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." This category includes fees related primarily to compliance audits required by the Missouri and Mississippi Gaming Commissions.

(3) Tax Fees consist of fees rendered for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax planning, divestiture and reorganization.

  The Audit Committee has established a policy requiring the approval of all audit engagement fees and terms and the pre-approval of all non-audit services provided to the Company by Deloitte & Touche LLP. The policy prohibits the Audit Committee from delegating to management the committee's responsibility to pre-approve permitted services of the independent registered public accounting firm.

  During 2004, the Audit Committee pre-approved non-audit services related to tax compliance and gaming compliance. The Audit Committee pre-approved 100% of the fees for services covered under the captions "Audit Related Fees" and "Tax Fees," for fiscal years 2004 and 2003.

  Prior to retaining Deloitte & Touche LLP to provide any non-audit services, the Audit Committee considered whether Deloitte & Touche LLP's provision of all these services was compatible with maintaining the independence of Deloitte & Touche LLP and determined that the provision of these services would not interfere with Deloitte & Touche LLP's independence.
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.     Financial Statements.

           See the Index to Financial Statements and Schedules on page F-1.

    2.     Financial Statement Schedules.

           See the Index to Financial Statements and Schedules on page F-1.

    3.     Exhibits.

           See Exhibit Index on page F-54.

(b)        Reports on Form 8-K.

           On December 30, 2003, the Company filed a Current Report on Form 8-K dated December 2, 2002, reporting under Item 2 that President Casino, Inc. and certain subsidiaries filed with the United States Bankruptcy Court for the Eastern District of Missouri an amended motion for orders (a) authorizing sale of assets free and clear of all liens, claims and encumbrances, subject to higher and better offers, (b) approving the assumption and assignment of certain executory contracts and unexpired leases, (c) establishing sale and bidding procedures, and (d) approving breakup compensation and expense reimbursement.

           The assets to be sold were those comprising the company's gaming operations in St. Louis, Missouri. The closing was contingent upon the selection of a subsidiary of Isle of Capri Casinos, Inc. as the winner of certain requests for a proposal issued by the City of St. Louis and the County of St. Louis (or the waiver thereof), which would afford the winning party the rights to develop and operate a casino and gaming facilities in the City and Counties of St. Louis as well as the approval of the Missouri Gaming Commission.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC. (Debtors-in-Possession)
     Consolidated Financial Statements:
       Report of Independent Registered Public Accounting Firm...........F-2
       Consolidated Balance Sheets as of February 29, 2004 and
         February 28, 2003...............................................F-3
       Consolidated Statements of Operations for the Years
         Ended February 29, 2004 and February 28, 2003 and 2002..........F-4
       Consolidated Statements of Stockholders' Equity (Deficit)for the
         Years Ended February 29, 2004 and February 28, 2003 and 2002....F-5
       Consolidated Statements of Cash Flows for the Years
         Ended February 29, 2004 and February 28, 2003 and 2002..........F-6
       Notes to Consolidated Financial Statements........................F-7
     Financial Statement Schedule:
       Schedule II--Valuation and Qualifying Accounts...................F-44
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.

II.  THE CONNELLY GROUP, L.P.
     Financial Statements:
       Report of Independent Registered Public Accounting Firm..........F-45
       Balance Sheets as of February 29, 2004 and February 28, 2002.....F-46
       Statements of Operations for the Years
         Ended February 29, 2004 and February 28, 2003 and 2002.........F-47
       Statements of Partners' Preferred Redeemable Capital and
         General Capital for the Years Ended February 29, 2004 and
         February 28, 2003 and 2002.....................................F-48
       Statements of Cash Flows for the Years Ended
         February 29, 2004 and February 28, 2003 and 2002...............F-49
       Notes to Financial Statements....................................F-50
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts..................F-52
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of the Board of Directors of President Casinos, Inc.:

We have audited the accompanying balance sheets of President Casinos, Inc. (debtors-in-possession), (the "Company") as of February 29, 2004 and February 28, 2003, and the related statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended February 29, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 21, 2004

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)

                                                                            February 29/28,
                                                                            2004       2003
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $ 22,762   $ 16,120
  Restricted cash and cash equivalents..................................     2,322      5,304
  Restricted short-term investments.....................................       350        712
  Receivables, net of allowance for doubtful accounts of $119 and $189..       666        659
  Inventories...........................................................       940      1,202
  Prepaid expenses and other current assets.............................     3,413      2,758
                                                                          ---------  ---------
      Total current assets..............................................    30,453     26,755

Property and Equipment, net.............................................    85,965     91,730
Assets of Discontinued Operations.......................................       400      2,349
                                                                          ---------  ---------
                                                                          $116,818   $120,834
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $  1,327   $  1,340
  Accrued payroll and benefits..........................................     4,425      3,866
  Accrued interest......................................................       269      9,818
  Accrued loan fee......................................................       --       7,000
  Other accrued liabilities.............................................     4,430      6,100
  Liabilities of discontinued operations................................     3,646        305
  Current maturities of long-term debt..................................       --      30,000
                                                                          ---------  ---------
      Total current liabilities.........................................    14,097     58,429

Long-Term Debt..........................................................    45,429        --
Minority Interest.......................................................    17,653        --
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................    77,179     58,429

Liabilities Subject to Compromise.......................................    91,988    111,340
                                                                          ---------  ---------
         Total liabilities..............................................   169,167    169,769
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Minority Interest.......................................................       --         679
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (154,380)  (151,645)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................   (52,349)   (49,614)
                                                                          ---------  ---------
                                                                          $116,818   $120,834
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Years Ended February 29/28,
                                                  2004       2003       2002
                                                 ------     ------     ------

OPERATING REVENUES:
Gaming.....................................    $119,460   $123,177   $126,269
Food and beverage..........................      13,375     13,278     14,426
Hotel......................................       7,181      6,134      5,502
Retail and other...........................       4,186      4,224      5,539
Less promotional allowances................     (24,906)   (23,092)   (22,552)
                                               ---------  ---------  ---------
  Total operating revenues.................     119,296    123,721    129,184
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Gaming and gaming cruise...................      66,372     70,409     72,812
Food and beverage..........................       8,082      8,690      9,645
Hotel......................................       1,005      1,250      1,351
Retail and other...........................       1,803      2,335      2,944
Selling, general and administrative........      28,251     28,269     30,203
Depreciation and amortization..............       8,052      8,340      8,413
Development................................         --         112        416
                                               ---------  ---------  ---------
  Total operating costs and expenses.......     113,565    119,405    125,784
                                               ---------  ---------  ---------

OPERATING INCOME...........................       5,731      4,316      3,400
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Interest expense (contractual interest of
   $18,691 and $15,499 for the years ended
   February 29/28, 2004 and 2003)..........      (3,638)    (7,800)   (14,768)
Interest income............................         130        190        381
Reorganization items, net..................      (1,442)    (1,485)    (1,444)
Gain (loss) on sale of
   property and equipment..................        (117)      (117)       771
Other income...............................         300        --         --
                                               ---------  ---------  ---------
Total other income (expense), net..........      (4,767)    (9,212)   (15,060)
                                               ---------  ---------  ---------
INCOME (LOSS) BEFORE MINORITY INTEREST
 AND DISCONTINUED OPERATIONS...............         964     (4,896)   (11,660)

Minority interest..........................       1,306      1,319      1,228
                                               ---------  ---------  ---------
LOSS FROM CONTINUING OPERATIONS............        (342)    (6,215)   (12,888)
                                               ---------  ---------  ---------
Loss from discontinued operations..........      (2,393)    (2,864)    (7,860)
                                               ---------  ---------  ---------
NET LOSS...................................    $ (2,735)  $ (9,079)  $(20,748)
                                               =========  =========  =========

Basic and diluted net loss per share
   from continuing operations..............     $ (0.07)   $ (1.23)   $ (2.56)
Basic and diluted net loss per share
   from discontinued operations............       (0.47)     (0.57)     (1.56)
                                                --------   --------   --------
Basic and diluted net loss per share.......     $ (0.54)   $ (1.80)   $ (4.12)
                                                ========   ========   ========
Weighted average common and dilutive
 potential common shares outstanding.......       5,033      5,033      5,033
                                                 =======    =======    =======
See Notes to Consolidated Financial Statements.

                          PRESIDENT CASINOS, INC.
                          (DEBTORS-IN-POSSESSION)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (in thousands)

                                                Additional
                                      Common      Paid-In   Accumulated
                                       Stock      Capital     Deficit      Total
                                       -----      -------     --------     -----

Years Ended February 28, 2002 and
  2003 and February 29, 2004:

Balance as of March 1, 2001.......  $     302   $ 101,729   $(121,818)  $ (19,787)
Net loss..........................        --          --      (20,748)    (20,748)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2002...        302     101,729    (142,566)    (40,535)
Net loss..........................        --          --       (9,079)     (9,079)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2003...        302     101,729    (151,645)    (49,614)
Net loss..........................        --          --       (2,735)     (2,735)
                                    ----------  ----------  ----------  ----------
Balance as of February 29, 2004...  $     302   $ 101,729   $(154,380)  $ (52,349)
                                    ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                          Years Ended February 29/28,
                                                         2004        2003        2002
                                                        ------      ------      ------

Cash flows from operating activities:
Net loss............................................   $ (2,735)   $ (9,079)   $(20,748)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization...................      8,052       8,340       8,413
    (Gain) loss on disposal of assets...............        117         117        (771)
    Amortization of deferred financing
      costs and discount............................        --          --          281
    Amortization of lease option....................        --          --          253
    Minority interest...............................      1,306       1,319       1,228
    Reorganization items, net.......................      1,442       1,485       1,444
    Net change in working capital accounts..........     (2,015)      5,987       6,680
                                                       ---------   ---------   ---------
      Net cash provided by (used in)
        operating activities........................      6,167       8,169      (3,220)
                                                       ---------   ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........     (2,464)     (5,592)     (4,482)
  Proceeds from the sale of property
     and equipment..................................         60          12       1,710
  Changes in restricted cash........................      2,982       1,638      (2,538)
  Purchase of short-term investments................        --          (12)       (250)
  Maturity of short-term investments................        322          75       5,413
                                                       ---------   ---------   ---------
       Net cash provided by (used in)
         investing activities.......................        900      (3,879)       (147)
                                                       ---------   ---------   ---------
Cash flows from financing activities:
  Payments on notes payable.........................     (3,551)         (5)     (2,263)
  Payments on capital lease obligations.............        --          --           (1)
  Payment of minority interest......................         (2)        (73)        --
                                                       ---------   ---------   ---------
      Net cash used in financing activities.........     (3,553)        (78)     (2,264)
                                                       ---------   ---------   ---------
Net cash provided by discontinued operations........      3,128       1,799       7,182

Net increase in cash and cash equivalents...........      6,642       6,011       1,551

Cash and cash equivalents at beginning of year......     16,120      10,109       8,558
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of year............   $ 22,762    $ 16,120    $ 10,109
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

  --St. Louis Casino Operations

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

  Pursuant to the Term Sheet provisions and the agreement of the Company, the Committee and the Bondholders, on September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50,000. On May 4, 2004, the Company and Isle of Capri Casinos, Inc. announced they had mutually agreed to terminate the agreement.

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

   Subsequently, the Gaming Commission announced that it will consider licensing additional casinos in the St. Louis market. In September 2003, the City of St. Louis and St. Louis County, which are separate political and geographic subdivisions, announced that they were both issuing Requests for Proposals for a new casino in each jurisdiction.

  A project proposed by Pinnacle Entertainment, Inc. was selected and approved by the City of St. Louis as its recommendation before the Missouri Gaming Commission. Its proposal includes a casino two blocks from the Admiral. St. Louis County has chosen a separate Pinnacle Entertainment project in Lemay, Missouri. Various other gaming companies have filed proposals. The Missouri Gaming Commission is expected to narrow the field in July 2004. The final decision on whether to issue one or more licenses is up to the Missouri Gaming Commission. In addition, each company proceeding with its proposal is subject to approval by the Missouri Gaming Commission. Each of the proposals submitted requires significant construction of new infrastructure for the casino and entertainment complexes. Were there to be a new casino or casinos in metropolitan St. Louis, there would be a material adverse effect on the Company's St. Louis operations.

  --Broadwater Hotel Operations

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company initiated consummation of the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date. See "Note 7. Long-Term Debt and Current Portion of Long-Term Debt."

   Proposed Mississippi Assets Sale

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA, the owner of the Class B Unit in PBLLC; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board, Vice President of Marine and Development and Director of the Company; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the Noteholders, who have security interests in the Assets, approval.

  Vegas Vegas owns the assets related to the Company's proposed development of Destination Broadwater. To the extent that the sale includes the Vegas Vegas assets, the buyers shall allocate the amount of purchase price attributable to the Vegas Vegas assets. The first $3,250 of funds allocated to the Vegas Vegas assets shall be paid into the Vegas Vegas bankruptcy estate and shall not be subject to the distribution priorities provided in the agreement.

  In the event of a sale of all or substantially all of the Assets, the proceeds (gross proceeds less typical closing adjustments including brokerage commission) from the sale, other than the amount to be paid to Vegas Vegas, shall be allocated as follows:

   (i) the first dollars shall be paid to Lehman, the secured lender to PBLLC, to satisfy in full the indebtedness due to it;

  (ii) the next $10,000 shall be allocated equally between JECA and the Noteholders on a dollar for dollar basis. If President Mississippi assets are sold separately and the proceeds are paid to the Noteholders, then such dollars shall be a credit on the amount payable to Noteholders under this provision;
 (iii)  the next $8,000 shall be paid to Noteholders;
  (iv) the next $26,000 (twice the remaining amount owing to JECA after payment of the $5,000 above) shall be split on a dollar for dollar basis between the Noteholders and JECA;
   (v) the next dollars shall be paid to the Noteholders until their debt is satisfied in full;
  (vi)  the remaining dollars shall be paid to President Mississippi.

  JECA has entered into an agreement with Messrs. Aylsworth, Wirginis and Ralph J. Vaclavik, the Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA.

  The process and time for the sale of assets shall be reflected in documents and pleadings to be drafted and may include a sale pursuant to Section 363 of the Bankruptcy Code and/or the confirmation of a Plan of Reorganization for President Mississippi and/or Broadwater Hotel, Inc. and/or the Company. The agreement binds only the parties thereto and establishes priorities between or among the parties to the agreement and third parties and shall not be binding on any holder of claims or interests against anyone that is not a party to the agreement. The term of the agreement is from March 1, 2004 to March 1, 2005. This agreement becomes effective upon its approval by the Missouri Bankruptcy Court, provided, however that the marketing of the assets for sale commenced immediately upon its execution.

  Subsequently, the Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of Lehman. Thereafter, an Examiner appointed at the request of the Noteholders filed a motion to set aside the Court's order. That motion is currently set for hearing on July 19, 2004.

  In March 2004, the Missouri Bankruptcy Court appointed an Examiner for the purpose of investigating and issuing a report concerning whether any prohibited direct or indirect transfers have been made from the Company or its subsidiaries that may be avoided or which were otherwise improper or actionable under the Bankruptcy Code or other applicable law. The examination concerned the purchase of the Broadwater Property from an entity owned by Mr. Connelly, Chairman and Chief Executive of the Company, the financing of the project, the process of the purchase and the operation of the complementary rooms program, among other items. The Examiner's report was issued on May 28, 2004 and contains various findings and recommendations to be considered by the various parties in interest. The Noteholders and other creditors now have a report for their use. No prediction is possible as to what action, if any, they may take.

  Management is pursuing various strategic financing alternatives in order to fund its debt obligations and the Company's continuing operations in Mississippi. The Company is pursuing alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its remaining assets. The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13,100 before closing adjustments. The prospective purchaser has applied for re-zoning of the property and been rejected. It is pursuing an appeal in court. The contract has been amended to make the obtaining of re-zoning a precondition to closing. It is not possible to predict whether re-zoning will be obtained. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC.

  During March 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500. The President's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds were used to reduce the debt of the Company's subsidiary, President Broadwater Hotel, LLC. The Company also entered into an initial seven-month lease with the new owners whereby the Company will continue to operate Broadwater Tower Hotel with options for additional extensions.

  --Other

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under the terms of its $2,100 M/V "President Casino-Mississippi" note. See "Note 21. Related Party Transactions."

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

  As of February 29, 2004, the Company had $22,762 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings.

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

  The accompanying consolidated balance sheets as of February 29, 2004 and February 28, 2003, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filings and proceedings which are required to be expensed as incurred.

3.  NATURE OF OPERATIONS

  The Company owns and operates dockside gaming casinos in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. PBLLC, in which the Company's wholly-owned subsidiary Broadwater Hotel, Inc. ("BHI") has a Class A ownership interest, owns approximately 260 acres in Biloxi, Mississippi, which includes a 111-slip marina containing the mooring site of the barge "President Casino-Broadwater," two hotels with approximately 500 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater
Property").   During March 2004, the Company sold the 179-room Broadwater
Tower Hotel. Prior to July 2001, the Company also operated two non-gaming dinner cruise, excursion and sightseeing vessels in St. Louis near the base of the Gateway Arch. The assets of the non-gaming cruise operations were sold July 17, 2001. See "Note 6. Property and Equipment."

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

                                     2004       2003       2002
                                    ------     ------     ------
         Food and beverage......   $ 4,051    $ 4,012    $ 4,586
         Hotel..................     1,098        963        772
         Other..................       257        341        351
                                   --------   --------   --------
                                   $ 5,406    $ 5,316    $ 5,709
                                   ========   ========   ========

Indirect Expenses

  Certain indirect expenses of operating departments such as selling, general and administrative and depreciation and amortization are shown separately in the accompanying statements of operations and are not allocated to departmental operating costs and expenses.

Reorganization Items, Net

  Reorganization items, net, represent professional fees and U.S. Bankruptcy Trustee fees, net of forgiveness of certain pre-petition claims by certain professionals, incurred by the Company as a direct result of the Chapter 11 proceedings which are required to be expensed as incurred.

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

Minority Interest

  The Company recognizes net income (loss) in TCG, in which the Company has a 95% ownership interest, and PBLLC, in which BHI has 100% interest in the Class A Unit which controls PBLLC. In addition, the Company accrues minority interest at 5% of net income for TCG and recognizes a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of February 29, 2004 and February 28, 2003, the minority interest on the balance sheet is comprised of $17,650 and $16,343, respectively, related to its obligation to redeem the Class B Unit for $10,000, plus any priority return accrued but not paid, of which $15,669 is included in liabilities subject to compromise as of February 28, 2003. See "Note 17. Minority Interest."

Stock-Based Compensation

  As of February 29, 2004, the Company has stock Option Plans, which are described more fully in "Note 19. Stock Option Plans." The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Substantially all of the Company's stock options were vested as of February 29, 2004. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                           2004         2003         2002
                                          ------       ------       ------
                                     (in thousands, except per share amounts)

    Net loss, as reported               $ (2,735)    $ (9,079)    $(20,748)
    Deduct:  Total stock-based
      employee compensation
      expense determined under
      the fair value method,
      net of related taxes                   --           --          (172)
                                        ---------    ---------    ---------
    Pro forma net income                $ (2,735)    $ (9,079)    $(20,920)
                                        =========    =========    =========
    Earnings per share:
      Basic and diluted, as reported       (0.54)       (1.80)       (4.12)
      Basic and diluted, pro forma         (0.54)       (1.80)       (4.16)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in during fiscal year 2002: dividend yield of zero percent expected volatility of 135.68 percent; risk-free interest rates of 3.11-4.97 percent and the remaining expected lives of the options granted. There were no options granted in fiscal years 2004 and 2003. The weighted-average fair value per share of options granted was $0.87 during 2002.

Basic and Diluted Loss Per Share Information

  Loss per share information is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalent shares from diluted stock options from date of grant, using the treasury stock method. There is no difference between loss per share under the basic and diluted methods due to the anti-dilutive effect of the stock options, since the Company has had losses in all periods presented. See "Note 19. Stock Option Plans."

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

Recently Issued Accounting Standards

  In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150, as issued, was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective after June 15, 2003. As a result of SFAS No. 150, minority interest related to certain non-controlling interest in PBLLC is included in liabilities. On November 7, 2003, the FASB issued Staff Position 150-3, which deferred indefinitely the measurement provisions of SFAS No. 150. The Company cannot predict and, accordingly, is not able to determine the ultimate impact on the Company's consolidated financial statements, if any, of future FASB action regarding SFAS No. 150.

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

Reclassifications

  Certain amounts have been reclassified to conform with fiscal 2004 financial statement presentation.

5.  RESTRICTED CASH AND CASH EQUIVALENTS AND RESTRICTED SHORT-TERM INVESTMENTS

  Restricted cash and cash equivalents consist of the cash of PBLLC. PBLLC deposits revenues into lockboxes that are controlled by its lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by certain agreements. The lender controls the capital improvements lockbox. PBLLC currently operates under a cash collateral stipulation and agreement, which allows PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement.

  Obligations giving rise to the requirement for restricted short-term investments consist of the following:

                                                    2004        2003
                                                   ------      ------

        Performance bonds......................   $    350    $    612
        Letter of credit.......................        --          100
                                                  ---------   ---------
                                                  $    350    $    712
                                                  =========   =========

  The Company is required to collateralize certain performance bonds. To fulfill these requirements, the Company invests in certificates of deposit with maturities greater than ninety days and which do not exceed one year at date of purchase.

6.  PROPERTY AND EQUIPMENT

  Property and equipment owned by the Company is summarized as follows:

                                                    2004        2003
                                                   ------      ------

        Land..................................   $    250    $    250
        Land and marina improvements..........      6,682       6,634
        Buildings and improvements............      3,045       3,027
        Boats, barges and improvements........     50,383      50,319
        Leasehold improvements................      5,041       5,041
        Furnishings and equipment.............     41,042      41,125
        Property held for development or
          sale, at net book value.............     43,768      43,768
        Construction in progress..............        130         330
                                                 ---------   ---------
                                                  150,341     150,494
          Accumulated depreciation............    (64,376)    (58,764)
                                                 ---------   ---------
            Property and equipment, net.......   $ 85,965    $ 91,730
                                                 =========   =========

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provides dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The transaction was consummated on July 17, 2001. The Company recognized a gain of $778 on the sale of these assets.

  During the fourth quarter of fiscal 2003, the Company held a sealed bid auction of the "Surfside Princess" in accordance with Section 363 of the United States Bankruptcy Code. In February, 2003, the auction closed and the winning bid was $1,500. The purchase agreement was consummated on May 2, 2003. The Company recognized a $1,167 asset impairment on the vessel in February 2003 to reduce the net book value to the bid price. The Company recorded a $36 loss on the sale of the vessel during the first quarter of fiscal 2004. See "Note 11. Discontinued Operations."

  The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13,100 before closing adjustments. The prospective purchaser has applied for re-zoning of the property and been rejected. The prospective purchaser is pursuing an appeal in court. In exchange for certain fees and scheduled increases in the purchase price, the contract has been amended to make the obtaining of re-zoning a precondition to closing. It is not possible to predict whether re-zoning will be obtained. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the indebtedness of PBLLC.

7.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of February 29, 2004, all of the Company's long-term debt, except the Broadwater Hotel note, was classified as liabilities subject to compromise. See "Note 9. Liabilities Subject to Compromise and Reorganization Items, Net."

  Broadwater Hotel Note

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30,000 from a third party lender (the "Original Indebtedness"). Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness were nonrecourse and secured by the Broadwater Property, its improvements and leases thereon. The Original Indebtedness bears interest at a stipulated variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate.

  PBLLC was obligated under the Original Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and non-refundable when the Original Indebtedness was due. Neither the Original Indebtedness nor the loan fee payments were made on the due date and the Original Indebtedness was in default through the effective date of the Modified Plan discussed below. PBLLC continued to make monthly interest payments accruing on the $30,000 principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 in the Mississippi Bankruptcy Court.

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On May 28, 2003, the Company paid Lehman $3,551 pursuant to the Modified Plan. As of February 29, 2004, the principal amount of the Modified Indebtedness was $45,429. The principal amount of the Modified Indebtedness earns interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Modified Indebtedness is June 1, 2005. Interest is payable during the term of the Modified Indebtedness on the adjusted loan obligation amount. As of February 29, 2004, the adjusted loan obligation amount was $43,013. PBLLC is required to pay interest earned on the adjusted loan obligation monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating through the term of the Modified Indebtedness.

  In the event that payment in full of the Modified Indebtedness is made after November 1, 2003 but prior to June 2, 2005, interest on the Modified Indebtedness will be calculated at a lower rate as set forth in the Modified Plan.

  The Modified Plan contains an express waiver of rights by PBLLC to seek future bankruptcy protection. J. Edward Connelly Associates, Inc. ("JECA"), the holder of a Class B interest in PBLLC, retained its membership interest, but any payments by PBLLC to JECA shall be restricted until such time as all outstanding obligations to Lehman and other creditors receiving funds under the Modified Plan are discharged.

8.  OTHER ACCRUED EXPENSES

  The components of other accrued expenses are as follows:

                                                             2004        2003
                                                            ------      ------

              Insurance..............................      $    387   $     504
              Reorganization costs...................           312       2,681
              Taxes, other than income
                and payroll taxes....................           765         382
              Point liability........................           275         443
              Other..................................         2,691       2,090
                                                           ---------   ---------
                                                           $  4,430    $  6,100
                                                           =========   =========

9.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                    2004         2003
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250     $  56,250
              Secured Notes, 12%,.............................     18,750        18,750
              M/V "President Casino-Mississippi" note payable,
                variable interest rate, 5.28%.................        --          2,100
              Minority interest...............................        --         15,669
              Accrued interest................................     13,027        13,728
              Accounts payable and other accrued expenses.....      3,961         4,843
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 91,988      $111,340
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries are currently due and payable. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and was zero as of February 29, 2004 and February 28, 2003 and 2002. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

  On December 3, 1998, the Company repurchased $25,000 of its Senior Exchange Notes. The repurchased notes were used to satisfy the $25,000 principal payment due September 15, 1999 on the Company's $100,000 Senior Exchange Notes. The repurchase was funded by the issuance of $25,000 of new 12% notes due September 15, 2001 (the "Secured Notes"). The Secured Notes have no mandatory redemption obligation and are secured by a mortgage on the "Admiral" as well as subsidiary guarantees.

  See "Note 1. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes.

  In light of the current financial condition of the Company and the fact that the Notes have not been actively trading, management believes it is impracticable to determine the current value of the Senior Exchange Notes and Secured Notes.

  As of February 29, 2004 and February 28, 2003, all reorganization items consist of professional fees.

10.  OPERATING LEASES

  During fiscal 2002, the Company leased two mooring sites in St. Louis, Missouri and certain other equipment under operating leases. The Company's mooring site for Gateway Riverboat Cruises in St. Louis was for a term of five years commencing August 1986, with four five-year renewal options. Rent during fiscal year 2002 was $2 and was subject to rate change every five years as recommended by the Port Commission. The lease was assumed by the purchaser of Gateway Riverboat Cruises in July 2001. See "Note 6. Property and Equipment."

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

  Rent under the terms of the new lease consists of base rent plus a percent of adjusted gross receipts. The base rent was $27 annually through December 31, 2003 and is subject to rate change every five years based on the recommendation of the Port Commission. Effective January 1, 2004, the rent was adjusted to $29 annually. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80,000, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80,000 but which are equal to or less than $100,000, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100,000. Rent expense for the mooring sites for the years ended February 29, 2004 and February 28, 2003 and 2002 was $1,475, $1,508 and $1,608, respectively.

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

  Rental expense incurred under operating leases was $4,710, $5,270 and $5,434 for the years ended February 29, 2004 and February 28, 2003 and 2002, respectively.

  Future minimum lease commitments under non-cancelable long-term operating leases as of February 29, 2004, are as follows:

                                          Non-cancelable
                                            Operating
                                              Leases
                                           ------------

           Years ending February 28/29:
             2005........................   $     827
             2006........................         348
             2007........................         256
             2008........................         190
             2009........................         451
             Thereafter..................         463
                                             ---------
                                             $  2,535
                                             =========

11. DISCONTINUED OPERATIONS

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

  The components of assets of and liabilities from discontinued operations are as follows:

                                                                  Feb. 29,     Feb. 28,
                                                                    2004         2003
                                                                   ------       ------

              Cash and cash equivalents..................         $   --       $     39
              Prepaid assets.............................             --             60
              Property and equipment.....................             400         2,250
                                                                  --------      --------
                                                                  $   400       $ 2,349
                                                                  ========      ========

              M/V "President Casino-Mississippi"
                note payable.............................         $ 2,100       $   --
              Accounts payable...........................              58           173
              Accrued interest payable...................             720            22
              Other accrued liabilities..................             768           110
                                                                  --------      --------
                                                                  $ 3,646       $   305
                                                                  ========      ========

  M/V "President Casino-Mississippi" Note

  The term note payable is collateralized by the vessel M/V "President Casino-Mississippi" and various equipment and is personally guaranteed by Mr. Connelly. This note also contains certain covenants which, among other things, require the Company to maintain a minimum tangible net worth of $40,000. The aforementioned default on the Company's Senior Exchange Notes and Secured Notes also constituted a default under this note. See "Note 21. Related Party Transactions."

  As a result of management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, the Company recorded an impairment of long-lived assets of $288 and $1,914 during fiscal years 2004 and 2002, respectively, on the M/V "President Casino-Mississippi".

12.  INCOME TAXES

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

  The components of the net deferred tax asset are as follows:

                                                     2004          2003
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 72,754      $ 70,239
       Pre-opening costs and intangible
         assets..............................        2,136         2,601
       Accounting reserves and liabilities...        2,735         2,844
       Tax credits...........................          280           280
       Other.................................          109           324
                                                  ---------     ---------
                                                    78,014        76,288
       Less: Valuation allowance.............      (69,911)      (70,179)
                                                  ---------     ---------
                                                     8,103         6,109
     Deferred tax liabilities:
       Property..............................        8,103         6,109
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of February 29, 2004, the Company had federal, Missouri and Mississippi net operating loss carryforwards of $178,007, $210,892 and $50,671, respectively. These tax benefits will expire between 2008 and 2024 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the company or its subsidiaries.

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

13. COMMITMENTS AND CONTINGENT LIABILITIES

Bankruptcy Actions

  On June 20, 2002, the Company together with its subsidiary, President Missouri, which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except President Riverboat Casino-New York, Inc. and PBLLC, to the United States Bankruptcy Court for the Eastern District of Missouri, where they are now pending and being administered. President Riverboat Casino-New York, Inc. subsequently had its Chapter 11 case dismissed and PBLLC subsequently emerged from Chapter 11. The Company and its subsidiaries each continue in possession and use of their assets as debtors-in-possession. See "Note 1. Bankruptcy Proceedings."

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans for certain Missouri key casino employees, certain key employees will receive 50% of their then salary which will be due and payable on the earlier of the following dates: (i) the date on which all or substantially all of President Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments.

  On April 1, 2004, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain Mississippi casino employees. The terms and conditions are the same as the Missouri key casino employee Retention Plan except the assets and operations refer to those of Mississippi and one key employee receiving his then twelve month salary rather than 50%.


Litigation

  --Poulos, McElmore and Shreier, et al. v. Caesar's World, Inc. et al.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same and as well as additional defendants, all of which have now been consolidated into a single class-action in the United States District Court for the District of Nevada. The complaint alleges that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserts common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiffs sought class certification and the defendants opposed it. On June 21, 2002, the Court entered an order holding the action could not proceed as a class action. The decision has been appealed to the 9th Circuit Court of Appeals. A motion to stay pending the Company's bankruptcy proceedings has been filed. Although the outcome of litigation is inherently uncertain. Management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

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

General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The Biloxi license was last renewed in April of 2004 and expires in April 2007. President Missouri was re-licensed by the Missouri Commission in May 2002. As a result of additional meetings required by the Missouri Gaming Commission to examine expansion of the St. Louis Metropolitan area market, the Commission will not conduct usual public meetings during May and June, 2004. On April 27, 2004, the Commission passed a resolution whereby all five Class A licensees whose licenses are due to expire during May and June will be granted temporary licenses until July 31, 2004, at which time a vote on re-licensing will occur. A temporary Class A license was issued effective May 27, 2004, under the same terms and conditions as the regular license.

14. GUARANTEE OF CITY OBLIGATION

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of February 29, 2004, the Company's guarantee was $551. The City makes the annual payment of $600 in June of each year.

15.  RISKS AND UNCERTAINTIES

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

16.  PRESIDENT BROADWATER HOTEL LLC FINANCIAL STATEMENTS

  As discussed in "Note 1. Bankruptcy Proceedings," on April 19, 2001, PBLLC filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During fiscal 2003, the Company and substantially all of its other subsidiaries filed voluntary petitions for reorganization under Chapter 11. On May 28, 2003, PBLLC had its plan of reorganization confirmed and emerged from Chapter 11. The condensed balance sheets and statements of operations of PBLLC are as follows:

                                                                     Feb. 29,   Feb. 28,
                                                                       2004       2003
                                                                     --------   --------

           Restricted cash and cash equivalents....................  $  2,322   $  5,304
           Related party receivable................................       739        394
           Other current assets....................................       473        460
           Property and equipment, net.............................    41,905     42,109
                                                                     ---------  ---------
              Total assets.........................................  $ 45,439   $ 48,267
                                                                     =========  =========

           Accounts payable and accrued liabilities................  $  1,456   $ 12,448
           Current portion of long-term debt.......................       --      30,000
           Accrued loan fee........................................       --       7,000
           Due to related parties..................................       --          23
           Liabilities subject to compromise.......................       --         754
                                                                     ---------  ---------
              Total current liabilities............................     1,456     50,225
                                                                     ---------  ---------
           Long-term debt..........................................    45,429        --
                                                                     ---------  ---------
              Total liabilities....................................    46,885     50,225
                                                                     ---------  ---------
           Redeemable Class B capital..............................    17,650     16,343
           Class A capital.........................................   (19,096)   (18,301)
                                                                     ---------  ---------
              Total liabilities and capital........................  $ 45,439   $ 48,267
                                                                     =========  =========

                                                            Years Ended February 29/28,
                                                             2004       2003       2002
                                                            ------     ------     ------

         OPERATING REVENUES:
           Hotel......................................    $  7,182   $  6,134   $  5,502
           Related party lease........................       3,204      3,204      3,098
           Retail and other...........................       1,706      1,850      2,237
                                                          ---------  ---------  ---------
             Total operating revenues.................      12,092     11,188     10,837
                                                          ---------  ---------  ---------
         OPERATING COSTS AND EXPENSES:
           Hotel......................................       2,184      2,321      2,122
           Retail and other...........................       1,473      1,623      1,694
           Selling, general and administrative........       4,270      4,339      4,524
           Depreciation and amortization..............         321        472        736
                                                          ---------  ---------  ---------
             Total operating costs and expenses.......       8,248      8,755      9,076
                                                          ---------  ---------  ---------

           OPERATING INCOME...........................       3,844      2,433      1,761
                                                          ---------  ---------  ---------
         OTHER INCOME (EXPENSE):
           Interest income............................          26         63         74
           Interest expense...........................      (3,637)    (4,499)    (4,546)
           Reorganization items, net..................         (21)      (475)    (1,444)
           Other income...............................         300        --         --
                                                          ---------  ---------  ---------
           Total other expense, net...................      (3,332)    (4,911)    (5,916)
                                                          ---------  ---------  ---------
           NET INCOME (LOSS)..........................    $    512   $ (2,478)  $ (4,155)
                                                          =========  =========  =========

17. MINORITY INTEREST

The Connelly Group, LP

  The assets of the Company's Davenport casino operations were sold in October 2000. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, PRC Iowa, which is the general partner of the 95% Company-owned operating partnership, TCG. The partnership agreement provides for the allocation of income between the general partner and limited partner at 95% and 5%, respectively.

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

  PBLLC is obligated to redeem the Class B Unit from JECA for a redemption price of $10,000 on the date on which the indebtedness (as defined in "Note 7. Long-Term Debt and Current Portion of Long-Term Debt") is fully and finally discharged and the mortgage securing the Indebtedness is released. In addition, the Class B Unit entitles JECA to a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the Redemption Agreement.

18.  EMPLOYEE BENEFIT PLANS

  The Company maintains an employee savings plan which covers all eligible employees as defined by the plan. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan, net of forfeitures, was $228, $199 and $234 for the years ended February 29, 2004 and February 28, 2003 and 2002, respectively.

19.  STOCK OPTION PLANS

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

  On August 28, 2001, the Committee approved further amendments to certain of the outstanding stock option agreements. Pursuant to such amendments, options to purchase an aggregate of 811,618 shares of Common Stock at exercise prices ranging from $1.875 to $4.000, per share were repriced at an exercise price of $0.87 per share. Except for such amendments, the other terms of the stock options were not changed. The Over the Counter fair market value of the Common Stock on August 28, 2001, was $0.87. Pursuant to the guidance of APB 25, "Accounting for Stock Issued to Employees" and related interpretations, the amendments to certain of the outstanding option agreements modified the options from being fixed stock option awards to variable stock option awards. As such, the Company recognizes compensation cost for increases or decreases in the intrinsic value of the modified award in periods subsequent to the modification until the award is exercised, forfeited or expires unexercised. However, compensation cost is not adjusted below the intrinsic value, if any, of the modified stock option at the date of modification unless the award is forfeited because the employee fails to fulfill an obligation. The Over the Counter closing market value of the Common Stock on February 29, 2004, was $0.18, therefore, as of February 29, 2004, no compensation cost has been recognized.

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

  Under the Company's plans, the Company is authorized to grant options up to an aggregate of 1,325,000 shares, of which 333,665 have expired, to management team members and directors. As of February 29, 2004, 100,000 options have been exercised and 134,225 are available for grant. Options under the plans are generally granted at market value at the date of the grant and expire ten years from the date of grant. The outstanding options that have been granted under the plan generally vest either at (i) a rate of 20% each anniversary date or (ii) 20% on date of grant and 20% on each anniversary date thereafter. The Company has also granted stock options to external board members under a non-qualified plan. These options are granted at market value at the date of the grant; and generally vest at 50% on date of grant and 25% each anniversary date thereafter or 20% at the date of grant, 20% on the first anniversary and 60% on the second anniversary; and expire 10 years from date of grant.

  A summary of the status of the Company's stock option plans as of February 29, 2004 and February 28, 2003 and 2002, and changes during the years ending on those dates is presented below:

                            2003                      2003                       2002
                 -------------------------  -------------------------  --------------------------
Variable                  Weighted-Average           Weighted-Average           Weighted-Average
Options          Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------------------------
Outstanding at
 beginning
 of year        787,293        $ 0.87        989,621      $ 7.26      1,053,022      $ 8.12
-------------------------------------------------------------------------------------------------
Granted             --            --             --          --         811,618        0.87
Forfeited       (90,183)         0.87       (184,828)      35.11       (875,019)       2.38
Expired          (5,917)         0.87        (17,500)       0.87            --          --
-------------------------------------------------------------------------------------------------
Outstanding
 at end
 of year        691,193          0.87        787,293        0.87        989,621        7.26
-------------------------------------------------------------------------------------------------
Options
 exercisable
 at year-end    674,526                      770,626                    972,152
Weighted-
 average fair
 value of options
 granted during
 the year          n/a                          n/a                      $ 0.87
-------------------------------------------------------------------------------------------------

  The following table summarizes information about variable stock options outstanding at February 29, 2004:

-------------------------------------------------------------------------------------------------
                             Options Outstanding                       Options Exercisable
                ------------------------------------------------   ----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number        Weighted-
   Exercise     Outstanding       Remaining          Average       Exercisable      Average
    Prices      at 02/29/04   Contractual Life    Exercise Price   at 02/29/04   Exercise Price
-------------------------------------------------------------------------------------------------
$ 0.00 - 1.00     691,193        5.29 years           0.87         674,526         0.87
-------------------------------------------------------------------------------------------------

20.  SEGMENT INFORMATION

  The Company's reportable segments are based on its two current geographic gaming operations. The Biloxi operations consist of the Biloxi casino and the Broadwater Property and the St. Louis operations consist of the St. Louis casino and Gateway Riverboat Cruises ("Gateway"). On July 17, 2001, the assets of Gateway were sold and operations ceased.

  The Company's reportable segments, other than the leasing operation, are similar in operations, but have distinct and separate regional markets.

  The Company had no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

                                                Years Ended February 29/28,
                                               2004        2003        2002
                                              ------      ------      ------

OPERATING REVENUES:
St. Louis operations...................      $ 70,819    $ 73,909    $ 79,103
Biloxi operations......................        48,477      49,812      50,081
                                             ---------   ---------   ---------
  Total operating revenues.............      $119,296    $123,721    $129,184
                                             =========   =========   =========

                                                Years Ended February 29/28,
                                               2004        2003        2002
                                              ------      ------      ------

OPERATING INCOME:
St. Louis operations...................      $  5,652    $  4,870     $ 6,095
Biloxi operations......................         2,984       2,802       1,930
                                             ---------   ---------   ---------
    Operations income (loss)...........         8,636       7,672       8,025

CORPORATE LOSS:
Corporate administration...............        (2,905)     (3,244)     (4,209)
Corporate development..................           --         (112)       (416)
                                             ---------   ---------   ---------
     OPERATING INCOME..................      $  5,731    $  4,316    $  3,400
                                             =========   =========   =========

  A summary of assets by segment, is as follows:

                                                    February 29/28,
                                                   2004        2003
                                                  ------      ------

      St. Louis operations....................   $ 50,970    $ 47,917
      Biloxi operations.......................     59,559      63,562
                                                 ---------   ---------
        Operations' assets....................    110,529     111,479
      Corporate assets........................      2,630       3,747
      Development assets......................      3,259       3,259
      Discontinued operations assets..........        400       2,349
                                                 ---------   ---------
          Net assets..........................   $116,818    $120,834
                                                 =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                    February 29/28,
                                                   2004        2003
                                                  ------      ------

      Property and Equipment
        St. Louis operations..................   $ 32,238    $ 36,540
        Biloxi operations.....................     50,461      51,919
                                                 ---------   ---------
          Operations' assets..................     82,699      88,459
        Corporate assets......................          7          12
        Development assets....................      3,259       3,259
                                                 ---------   ---------
            Net property and equipment........   $ 85,965    $ 91,730
                                                 =========   =========

                                               Years Ended February 29/28,
                                                    2004        2003
                                                   ------      ------

      Additions to Property and Equipment:
        St. Louis operations..................   $  1,895    $  4,187
        Biloxi operations.....................        569       1,384
                                                 ---------   ---------
          Operations' assets..................      2,464       5,571
        Corporate assets......................        --            1
        Development assets....................        --           20
                                                 ---------   ---------
                                                 $  2,464    $  5,592
                                                 =========   =========

21. RELATED PARTY TRANSACTIONS

  The Company is related to certain entities through common ownership by its principal owners or officers. The Company pays office rent to one such related party in the amount of $4 annually. In management's opinion, this related party transaction is equivalent to the amount which would have been charged by unrelated third parties.

  M/V "President Casino-Mississippi" Note

  The Company defaulted under the terms of its $2,100 M/V "President Casino-Mississippi" note. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralize a term note payable which was also personally guaranteed by Mr. Connelly. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2,100 principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1,200. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $500.

  Because the Note was also guaranteed by the Company and President Mississippi, the payment of the personal guarantee triggered a right of contribution to Mr. Connelly from both the Company and the President Mississippi. In addition, Mr. Connelly became subrogated to the lender's right under the Note to collect the payment by him from the Company's subsidiary that issued the Note. The Note remains outstanding but has been credited with the payment by Mr. Connelly and will be credited by the value realized on foreclosure. Thus, while the parties responsible for payment have shifted, a portion of Mr. Connelly's guarantee has been paid, and the collateral has been used to satisfy a portion of the Note, the obligation remains outstanding. It is not possible at this time to determine the amounts that may be owed by whom or to whom with respect to the above described person and entities.

  In addition, as a part of the settlement agreement with the lender, Mr. Connelly was assigned a one-half interest in certain claims filed by the lender in the Missouri Bankruptcy Court. It is not possible to predict whether these claims will be successful or the amount, if any, that will be paid with respect to these claims.

  Mississippi Assets Sale Term Sheet

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board, Vice President of Marine and Development and Director of the Company; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the approval of the Noteholders, who have security interests in the Assets. The term sheet sets forth the manner in which the proceeds from the sale will be distributed. The terms call for certain distributions be made to JECA related to its Class B Unit in PBLLC. JECA has entered into an agreement with Messrs. Aylsworth, Wirginis and Ralph J. Vaclavik, the Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. See "Note 1. Bankruptcy Proceedings."

22.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts are as follows:

                                                  2004       2003       2002
                                                 ------     ------     ------

  Changes in working capital accounts:
    Receivables, net........................... $    (7)   $   164    $   293
    Inventories................................     262        (59)         7
    Prepaid expenses and other current assets..    (655)      (708)       798
    Accounts payable...........................    (543)     1,016     (2,508)
    Accrued payroll and benefits...............     687     (1,317)      (193)
    Other accrued expenses.....................  (1,759)     6,891      8,283
                                                --------   --------   --------
                                                $(2,015)   $ 5,987    $ 6,680
                                                ========   ========   ========

  During fiscal year 2002, the Company acquired $2 of property and equipment in exchange for indebtedness.

  During fiscal years 2004, 2003 and 2002, the Company paid no income taxes. Interest paid by the Company was $2,977, $88 and $6,377 for the years ended February 29, 2004 and February 28, 2003 and 2002, respectively.

23.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 2004 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 29
                                    --------   ---------  ---------  ---------

Revenues..........................  $ 32,099   $ 31,143   $ 27,509   $ 28,545

Operating income..................     2,546      2,025         44      1,116

Income (loss) before income tax,
  minority interest and
  discontinued operations.........       948        836       (736)       (84)

Net income (loss).................       360         42     (2,594)      (543)
                                    =========  =========  =========  =========
Basic and dilutive net income
  (loss) per share................   $  0.07    $   --     $ (0.52)   $ (0.11)
                                     ========   ========   ========   ========

                                           Fiscal 2003 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Revenues..........................  $ 33,381   $ 31,955   $ 29,048   $ 29,337

Operating income..................     2,209      1,003        358        746

Loss before income tax, minority
 interest and discontinued
 operations.......................    (1,792)    (1,154)      (872)    (1,078)

Net loss..........................    (2,683)    (1,956)    (1,556)    (2,884)
                                    =========  =========  =========  =========
Basic and dilutive net
  loss per share..................   $ (0.53)   $ (0.39)   $ (0.31)   $ (0.57)
                                     ========   ========   ========   ========

24. SUMMARIZED AND CONDENSED FINANCIAL INFORMATION OF THE COMPANY

  The following summarized and condensed financial information presents the separate financial information of the parent company, the combined financial information of the Non-Guarantors and the combined financial information of the Guarantors of the Company's Senior Exchange Notes and Secured Notes as of the dates presented. See "Note 7. Long-Term Debt and Current Portion of Long-Term Debt."

  The Company has incorporated a wholly-owned subsidiary which is a Non-Guarantor, BHI, and a limited liability company which is a Non-Guarantor, PBLLC. See "Note 17. Minority Interest."

  All of the Guarantors (other than TCG) are wholly-owned subsidiaries of the Company and are full joint and several guarantors of the Senior Exchange Notes (limited only to the extent necessary to insure that it does not constitute a fraudulent conveyance under applicable law). The guarantee of TCG, which is a 95% Company-owned partnership, is limited to the amount owed from time to time by TCG to PRC Holdings ($0 as of February 29, 2004 and February 28, 2003). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes and the Secured Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. Separate financial information for TCG is presented elsewhere herein.

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 29, 2004
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $      94   $  20,927   $   1,741    $    --    $  22,762
  Restricted cash and short-term
    investments.....................         --          350       2,322         --        2,672
  Related party notes receivable....      75,000     499,726         --     (574,726)        --
  Other current assets..............      13,027       8,517       1,217     (17,742)      5,019
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............      88,121     529,520       5,280    (592,468)     30,453
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --       44,060      41,905         --       85,965
ASSETS OF DISCONTINUED OPERATIONS...         --          400         --          --          400
                                       ----------  ----------  ----------  ----------  ----------
                                       $  88,121   $ 573,980   $  47,185   $(592,468)  $ 116,818
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT
  TO COMPROMISE:
  Accounts payable..................   $     --    $   1,246    $     81   $     --    $   1,327
  Other current liabilities.........          42       7,849       1,375        (142)      9,124
  Due to related parties............         --        3,794          11      (3,805)        --
  Investments in subsidiaries.......       5,286         --          --       (5,286)        --
  Liabilities of discontinued
    operations......................         --        3,646         --          --        3,646
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......       5,328      16,535       1,467      (9,233)     14,097
  Long-term debt....................         --      188,042      45,429    (188,042)     45,429
  Minority interest.................      17,653         --          --          --       17,653
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities not subject
      to compromise.................      22,981     204,577      46,896    (197,275)     77,179
LIABILITIES SUBJECT TO COMPROMISE...     117,489     392,713      11,712    (429,926)     91,988
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     140,470     597,290      58,608    (627,201)    169,167
                                       ----------  ----------  ----------  ----------  ----------
STOCKHOLDERS' DEFICIT...............     (52,349)    (23,310)    (11,423)     34,733     (52,349)
                                       ----------  ----------  ----------  ----------  ----------
                                       $  88,121   $ 573,980   $  47,185   $(592,468)  $ 116,818
                                       ==========  ==========  ==========  ==========  ==========

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 28, 2003
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $      98   $  14,296   $   1,726    $    --    $  16,120
  Restricted cash and short-term
    investments.....................         --          712       5,304         --        6,016
  Related party notes receivable....      75,000     503,915         --     (578,915)        --
  Other current assets..............      13,697       4,301         890     (14,269)      4,619
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............      88,795     523,224       7,920    (593,184)     26,775
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --       49,622      42,108         --       91,730
ASSETS OF DISCONTINUED OPERATIONS...         --        2,349         --          --        2,349
                                       ----------  ----------  ----------  ----------  ----------
                                       $  88,795   $ 575,195   $  50,028   $(593,184)  $ 120,834
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT
  TO COMPROMISE:
  Accounts payable..................   $     --    $   1,252    $     88   $     --    $   1,340
  Other current liabilities.........          20       7,851      12,360        (142)     20,089
  Current maturities of long-term
    debt............................         --          --       30,000         --       30,000
  Due to related parties............         --       35,586          47     (35,633)        --
  Accrued loan fee..................         --          --        7,000         --        7,000
  Investments in subsidiaries.......       3,882         --          --       (3,882)        --
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities not subject
      to compromise.................       3,902      44,689      49,495     (39,657)     58,429
LIABILITIES SUBJECT TO COMPROMISE...     133,828     551,889      12,478    (586,855)    111,340
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     137,730     596,578      61,973    (626,512)    169,769
                                       ----------  ----------  ----------  ----------  ----------
MINORITY INTEREST...................         679         --          --          --          679
STOCKHOLDERS' DEFICIT...............     (49,614)    (21,383)    (11,945)     33,328     (49,614)
                                       ----------  ----------  ----------  ----------  ----------
                                       $  88,795   $ 575,195   $  50,028   $(593,184)  $ 120,834
                                       ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                            (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ---------   ----------  ---------
Year Ended February 29, 2004:
Operating revenues.................  $     --    $ 110,408   $  12,093   $  (3,205)  $ 119,296
Operating costs and expenses.......         28     108,489       8,253      (3,205)    113,565
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........        (28)      1,739       3,840         --        5,731
Equity loss in consolidated
  subsidiaries.....................     (1,400)        --          --        1,400         --
Other income (expense):
  Interest expense, net............        --           87      (3,595)        --       (3,508)
  Reorganization items, net........         (1)     (1,419)        (22)        --       (1,442)
  Gain on disposal of
    property and equipment.........        -          (117)        -           -          (117)
  Other income.....................        --          --          300         --          300
                                     ----------  ----------  ----------  ----------  ----------
    Other expense..................     (1,401)     (1,449)     (3,317)        -        (4,767)
                                     ----------  ----------  ----------  ----------  ----------
  Income (loss) before minority
   interest and discontinued
   operations......................     (1,429)        470         523       1,400         964
Minority interest..................      1,306         --          --          --        1,306
                                     ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing
   operations......................     (2,735)        470         523       1,400        (342)
                                     ----------  ----------  ----------  ----------  ----------
Loss from discontinued operations..         --      (2,393)        --          --       (2,393)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $  (2,735)  $  (1,923)  $     523   $   1,400   $  (2,735)
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 28, 2003:
Operating revenues.................  $     --    $ 115,737   $  11,189   $  (3,205)  $ 123,721
Operating costs and expenses.......         52     113,770       8,788      (3,205)    119,405
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........        (52)      1,967       2,401         --        4,316
Equity loss in consolidated
  subsidiaries.....................     (7,707)        --          --        7,707         --
Other income (expense):
  Interest expense, net............        --       (3,198)     (4,412)        --       (7,610)
  Reorganization items, net........        (1)      (1,008)       (476)        --       (1,485)
  Gain on disposal of
    property and equipment.........        -          (117)        -           -          (117)
                                     ----------  ----------  ----------  ----------  ----------
    Other expense..................        (1)      (4,323)     (4,888)        -        (9,212)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest
   and discontinued operations.....     (7,760)     (2,356)     (2,487)      7,707      (4,896)
Minority interest..................      1,319         --          --          --        1,319
                                     ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing
   operations......................     (9,079)     (2,356)     (2,487)      7,707      (6,215)
                                     ----------  ----------  ----------  ----------  ----------
Loss from discontinued operations..         --      (2,864)        --          --       (2,864)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $  (9,079)  $  (5,220)  $  (2,487)  $   7,707   $  (9,079)
                                     ==========  ==========  ==========  ==========  ==========

                                           (continued)

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                              (Continued)
                                            (in thousands)

Year Ended February 28, 2002:
Operating revenues.................  $     --    $ 121,445   $  10,837   $  (3,098)  $ 129,184
Operating costs and expenses.......        116     119,662       9,104      (3,098)    125,784
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........       (116)      1,783       1,733         --        3,400
Equity loss in consolidated
  subsidiaries.....................    (19,404)        --          --       19,404         --
Other income (expense):
  Interest expense, net............        --       (9,915)     (4,472)        --      (14,387)
  Reorganization items, net........        --          --       (1,444)        --       (1,444)
  Gain on disposal of
    property and equipment.........        -           771         -           -           771
                                     ----------  ----------  ----------  ----------  ----------
    Other expense..................         -       (9,144)     (5,916)        -       (15,060)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest
    and discontinued operations....    (19,520)     (7,361)     (4,183)     19,404     (11,660)
Minority interest..................      1,228         --          --          --        1,228
                                     ----------  ----------  ----------  ----------  ----------
LOSS FROM CONTINUING OPERATIONS....    (20,748)     (7,361)     (4,183)     19,404     (12,888)
                                     ----------  ----------  ----------  ----------  ----------
Loss from discontinued operations..        --       (7,860)        --          --       (7,860)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $ (20,748)  $ (15,221)  $  (4,183)  $  19,404   $ (20,748)
                                     ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 29, 2004
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $ (2,735)   $ (1,922)   $   522      $ 1,400    $ (2,735)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        7,731         321         --        8,052
  Gain on sale of fixed assets.......       --          117         --          --          117
  Equity loss in consolidated
    subsidiaries.....................     1,400         -           --       (1,400)        --
  Minority interest..................     1,306         --          --          --        1,306
  Reorganization items, net..........         1       1,419          22         --        1,442
  Net change in working
    capital accounts.................      (649)     (1,673)        307         --       (2,015)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........      (677)      5,672       1,172         --        6,167
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (2,347)       (117)        --       (2,464)
  Proceeds from the sale of property.       --           60         --          --           60
  Changes in restricted cash.........       --          --        2,982         --        2,982
  Maturity of short-term investments.        -          322          -           -          322
                                       ---------   ---------   ---------   ---------   ---------
    Net provided by (cash used) in
      investing activities...........       --       (1,965)      2,865          -          900
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --          --       (3,551)        --       (3,551)
  Payment of minority interest.......        (2)        --          --          --          ( 2)
  Change in intercompany accounts....       674        (204)       (470)         -          -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       672       (204)     (4,021)         -        (3,553)
                                       ---------   ---------   ---------   ---------   ---------
Net cash provided by
  discontinued operations............       --        3,128         --                    3,128
                                       ---------   ---------   ---------   ---------    --------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS...............        (5)      6,631          16         --        6,642

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............        98      14,296       1,726         --       16,120
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $     93    $ 20,927    $  1,742    $    --     $ 22,762
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2003
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $ (9,079)   $ (5,220)   $ (2,487)    $ 7,707    $ (9,079)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        7,868         472         --        8,340
  Gain on sale of fixed assets.......       --          117         --          --          117
  Equity loss in consolidated
    subsidiaries.....................     7,707         -           --       (7,707)        --
  Minority interest..................     1,319         --          --          --        1,319
  Reorganization items, net..........         1       1,008         476         --        1,485
  Net change in working
    capital accounts.................     3,366       2,140         481        --         5,987
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........     3,314       5,913      (1,058)        --        8,169
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (4,978)       (614)        --       (5,592)
  Proceeds from the sale of property.       --           10           2         --           12
  Changes in restricted cash.........       --        2,152        (514)        --        1,638
  Purchase of short-term investments.       --          (12)        --          --          (12)
  Maturity of short-term investments.        -           75          -           -           75
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      investing activities...........       --       (2,753)     (1,126)         -       (3,879)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --           (5)        --          --           (5)
  Payment of minority interest.......       (73)        --          --          --          (73)
  Change in intercompany accounts....    (3,144)       (766)      3,910          -          -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........    (3,217)       (771)      3,910         -           (78)
                                       ---------   ---------   ---------   ---------   ---------
Net cash provided by discontinued
  operations.........................       --        1,799         --          --        1,799
NET INCREASE IN CASH
  AND CASH EQUIVALENTS...............        97       4,188       1,726         --        6,011

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      10,108          -          --       10,109
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $     98    $ 14,296    $  1,726    $    --     $ 16,120
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2002
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $(20,748)   $(15,221)   $ (4,183)   $ 19,404    $(20,748)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        7,677         736         --        8,413
  Gain on sale of fixed assets.......       --         (771)        --          --         (771)
  Equity loss in consolidated
    subsidiaries.....................    19,404         -           --      (19,404)        --
  Minority interest..................     1,228         --          --          --        1,228
  Amortization of deferred
    financing fees and discount......       281         --          --          --          281
  Amortization of lease option.......       --          253         --          --          253
  Reorganization items, net..........       --          --        1,444         --        1,444
  Changes in assets and liabilities..     4,390      (1,515)      3,805         --        6,680
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........     4,555      (9,577)      1,802         --       (3,220)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (3,958)       (524)        --       (4,482)
  Proceeds from the sale of property.       --        1,710         --          --        1,710
  Change in restricted cash..........       --         (329)     (2,209)        --       (2,538)
  Purchase of short-term investments.       --         (250)        --          --         (250)
  Maturity of short-term investments.        -        5,413          -           -        5,413
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........       --        2,586      (2,733)         -         (147)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --       (2,261)        --          --       (2,261)
  Payments on capital
    lease obligations................       --           (2)         (1)        --           (3)
  Change in intercompany accounts....    (4,555)      3,623         932          -          -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........    (4,555)      1,360         931         -        (2,264)
                                       ---------   ---------   ---------   ---------   ---------
Net cash provided by discontinued
  operations.........................       --        7,182         --          --        7,182
NET INCREASE IN CASH
  AND CASH EQUIVALENTS...............       --        1,551         -           --        1,551
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1       8,557          -          --        8,558
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $      1    $ 10,108    $    --     $    --     $ 10,109
                                       =========   =========   =========   =========   =========

                                      PRESIDENT CASINOS, INC.
                                      (DEBTORS-IN-POSSESSION)
                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended February 29/28, 2004, 2003 and 2002
                                          (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------    ---------    ---------

Allowance for Doubtful Accounts Receivable:

Year ended February 29, 2004...............    $   189      $   135      $  (205)(a)  $   119

Year ended February 28, 2003...............        180          270         (261)(a)      189

Year ended February 28, 2002...............        236          125         (181)(a)      180

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 29, 2004...............     70,179         (268)(b)      --        69,911

Year ended February 28, 2003...............     67,345        2,834 (b)      --        70,179

Year ended February 28, 2002...............     59,089        8,256 (b)      --        67,345

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b)  Recognition criteria under SFAS No. 109 not satisfied.

Deloitte & Touche LLP
One City Centre
St. Louis, Missouri 63101

Tel: (314) 342 4900
www.us.deloitte.com
                                                         [LOGO]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
The Connelly Group, L.P.:

We have audited the accompanying balance sheets of The Connelly Group, L.P., a limited partnership, (the "Partnership") as of February 29, 2004 and February 28, 2003 and the related statements of operations, partners' preferred redeemable capital and general capital, and cash flows for each of the three years in the period ended February 29, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 21, 2004
_________
Deloitte
Touche
Tohmatsu
__________

                          THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)

                                                       Feb. 29,    Feb. 28,
                                                         2004        2003
                                                        ------      ------

ASSETS

  Cash and cash equivalents......................      $     71    $    124

  Receivables (net of allowance for doubtful
    accounts of $0 and $45)......................           --          --
                                                       ---------   ---------
                                                       $     71    $    124
                                                       =========   =========

LIABILITIES, PARTNERS' PREFERRED REDEEMABLE
  CAPITAL AND GENERAL CAPITAL


  Accrued liabilities............................            15         121

  Commitments and contingent liabilities.........           --          --

  Partners' general capital......................            56           3
                                                       ---------   ---------
                                                       $     71    $    124
                                                       =========   =========

See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                Years Ended February 29/28,
                                               2004        2003        2002
                                              ------      ------      ------


Operating revenues.....................      $    --     $    --     $    --
                                             ---------   ---------   ---------
  Total operating revenues.............           --          --          --
                                             ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Selling, general and administrative....           (87)        (65)       (188)
Management fees to related parties.....           --           --           2
                                             ---------   ---------   ---------
  Total operating costs and expenses...           (87)        (65)       (186)
                                             ---------   ---------   ---------

OPERATING INCOME.......................            87          65         186
                                             ---------   ---------   ---------
OTHER INCOME:
Interest income........................             1           7          57
                                             ---------   ---------   ---------
  Total other income...................             1           7          57
                                             ---------   ---------   ---------
NET INCOME.............................      $     88    $     72    $    243
                                             =========   =========   =========

See Notes to Financial Statements.

                                      THE CONNELLY GROUP, L.P.
                       STATEMENTS OF PARTNERS' PREFERRED REDEEMABLE CAPITAL
                                        AND GENERAL CAPITAL
                                           (in thousands)

                                                               Partners' General Capital
                                                         ---------------------------------------
                                             Partner's      Limited       General        Total
                                             Preferred     Partner's     Partner's     Partners'
                                             Redeemable     General       General       General
                                              Capital       Capital       Capital       Capital
                                             ---------     ---------     ---------     ---------

Years Ended February 28, 2002 and
 2003 and February 29, 2004:

Balance as of March 1, 2001...........      $    --       $     60      $  1,084      $  1,144

Net income allocated..................           --             12           231           243
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2002.......           --             72         1,315         1,387

Capital distributions.................           --            (73)       (1,383)       (1,456)
Prior years allocation true-up........           --             (3)            3           --
Net income allocated..................           --              4            68            72
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2003.......           --             --             3             3

Capital distributions.................           --             (2)          (33)          (35)
Net income allocated..................           --              4            84            88
                                            ---------     ---------     ---------     ---------
Balance as of February 29, 2004.......      $    --       $      2      $     54      $     56
                                            =========     =========     =========     =========

See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                Years Ended February 29/28,
                                               2004        2003        2002
                                              ------      ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................   $     88    $     72    $    243
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Changes in assets and liabilities:
      Receivables, net....................        --          --           13
      Receivables from related parties....        --          --           33
      Prepaid expenses....................        --          --            6
      Accrued liabilities.................       (106)       (144)       (810)
      Due to related parties..............        --          (24)         22
                                             ---------   ---------   ---------
Net cash provided by (used in)
  operating activities....................        (18)        (96)       (493)
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Change in restricted cash...............        --        1,500         323
                                             ---------   ---------   ---------
Net cash provided by investing activities.        --        1,500         323
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital distributions...................        (35)     (1,456)         --
                                             ---------   ---------   ---------
Net cash used in financing activities.....        (35)     (1,456)         --
                                             ---------   ---------   ---------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS........................        (53)        (52)       (170)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR......................        124         176         346
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $     71    $    124    $    176
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

4.  PARTNERS' GENERAL CAPITAL

  The partnership agreement provides for the allocation of income (losses) between the general partner and limited partner at 95% and 5%, respectively, after preferred capital accounts are allocated their cumulative preferred return and any difference between the carrying value and stated value of preferred capital is accrued. The limited partner's capital account cannot be reduced below zero.

5.  RELATED PARTY TRANSACTIONS
  The Partnership is related to other entities through common ownership by its partners or principal officers. The Partnership entered into a management advisory agreement with the general partner for advisory services related to gaming and riverboat operations. The agreement provides for management fees based on a percentage of revenues. There were no transactions with related parties in 2004 or 2003. Transactions with such related parties consisted of $2 in management fees during fiscal 2002.

6.  COMMITMENTS AND CONTINGENT LIABILITIES

  The Partnership was a party to legal proceedings arising in the normal conduct of business. The statute of limitations has passed since the sale of the Partnership's assets. Management believes that there will not be a material adverse effect upon the Partnership's financial position as a result of any further matters.

7.  SUPPLEMENTAL CASH FLOWS DISCLOSURES

  There were no material noncash investing and financing activities during fiscal years 2004, 2003 and 2002.

  No interest was paid by the Partnership during fiscal years 2004, 2003 and 2002.

                              THE CONNELLY GROUP, L.P.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended February 29/28, 2004, 2003 and 2002
                                  (in thousands)

                                               Additions
                                              Balance at   Charged to
                                               Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------

Allowance for Doubtful Accounts Receivable:

Year ended February 29, 2004...............     $  45        $  --        $ (45)(a)     $ --

Year ended February 28, 2003...............        54           --           (9)(a)        45

Year ended February 28, 2002...............       108           --          (54)(a)        54


(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

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

PRESIDENT CASINOS, INC.

By:     /s/ Ralph J. Vaclavik
    ---------------------------
    Name:   Ralph J. Vaclavik
    Title:  Senior Vice President
            and Chief Financial Officer

    Date:   June 1, 2004

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 1st day of June, 2004 by the following persons on behalf of the registrant in the capacities indicated.

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


  /s/ Karl G. Andren                Director
--------------------------
Karl G. Andren


  /s/ Royal P. Walker, Jr.          Director
--------------------------
Royal P. Walker, Jr.


  /s/ Terrence L. Wirginis          Vice Chairman, Vice President and Director
--------------------------
Terrence L. Wirginis


  /s/ Ralph J. Vaclavik             Senior Vice President and
--------------------------          Chief Financial Officer
Ralph J. Vaclavik


                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX
  Exhibits
   2.1      Asset Sale Agreement, dated as of July 19, 2000, by and among The
            Connelly Group, L.P. ("TCG"), TCG/Blackhawk, Inc. ("Blackhawk")
            (collectively, the  "Sellers"), and IOC-Davenport, Inc. and Isle
            of Capri Casinos, Inc. ("Purchasers"). (23)
   3.1      Restated Articles of Incorporation of the Company. (26)
   3.2      By-Laws of the Company, as amended. (13)
   4.1      Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S.
            Trust"). (6)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.2    Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.3    Warrant Agreement dated as of August 26, 1994, by and between the
            Company and U.S. Trust. (6)
   4.1.4    Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in
            favor of U.S. Trust, as collateral agent. (6)
   4.2      Rights Agreement, dated as of November 20, 1997, between the
            Company and ChaseMellon Shareholder Services, LLC. (16)
   4.3      Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc.
            ("President Iowa"), President Riverboat Casino-Missouri, Inc.
            ("President Missouri"), The President Riverboat Casino-
            Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.-
            Louisiana, Inc., President Riverboat Casino-New York, Inc.
            ("President New York"), President Casino New Yorker, Inc., PRC
            Holdings Corporation, PRC Management, Inc. ("PRC Management"),
            PRCX Corporation, President Riverboat Casino-Philadelphia, Inc.
            ("President Philadelphia"), Vegas, Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (18)
   4.3.1    Indenture dated as of December 3, 1998, among The Company,
            President Iowa, President Missouri, President Mississippi,
            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President
            Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management,
            PRCX Corporation, President Philadelphia, Vegas, Vegas, Inc. and
            TCG and U.S. Trust Company of Texas, N.A. (18)
   4.4.2    President Casinos, Inc. Supplemental Indenture with respect to
            $25,000,000 12% Notes due September 15, 2001. (24)
   4.4.3    President Casinos, Inc. Supplemental Indenture with respect to
            $75,000,000 13% Senior Notes due September 15, 2001. (24)
   10.1     Amended and Restated Agreement of Limited Partnership of TCG. (1)
   10.2     Agreement between the Company and John E. Connelly. (2)
   10.3     Employment Agreement dated November 4, 1992, between the Company and Mr. Connelly. (2)
   10.3.1   Amendment No. 1 to Employment Agreement dated December 15, 1994, between the Company and Mr. Connelly. (7)
   10.3.2   Amended and Restated Employment Agreement, dated June 26, 1998, by and between the Company and Mr. Connelly. (17)
 * 10.4     The Company's 1992 Stock Option Plan, as amended. (5)
 * 10.4.1   The Company's 1996 Amended and Restated Stock Option Plan. (11)
 * 10.4.2   The Company's 1997 Stock Option Plan. (15)
 * 10.4.3   The Company's 1999 Incentive Stock Plan. (21)
   10.5     Management Advisory Agreement for TCG. (1)

   10.6     Lease Agreement dated August 7, 1986, between the City of St.
            Louis and St. Louis River Cruise Lines, Inc. (the "'Belle'
            Lease"). (1)
   10.6.1   Amended Lease Agreement dated July 16, 1990, amending the "Belle"
            Lease. (1)
   10.6.2   Second Amendment to Lease Agreement, effective June 19, 1992, amending the "Belle" Lease. (1)
   10.7     Lease Agreement dated December 20, 1983 between the City of St.
            Louis and S.S. Admiral Partners (the "'Admiral' Lease"). (1)
   10.7.1   Amendment and Assignment of Mooring Lease dated December 12, 1990, amending the "Admiral" Lease. (1)
   10.7.2   Second Amendment to Lease Agreement effective June 19, 1992, amending the "Admiral" Lease. (1)
   10.8     Promissory Note (Vessel-Term) dated July 8, 1992, from President
            Mississippi to Caterpillar. (3)
   10.8.1   Loan Agreement dated July 31, 1992, between President Mississippi and Caterpillar. (1)
   10.8.2   Preferred Fleet Mortgage dated July 8, 1992, between President
            Mississippi and Caterpillar. (1)
   10.9     Form of Indemnification Agreement for Directors and Officers. (1)
   10.10    Employment Agreement dated March 13, 1995, by and between the
            Company and John S. Aylsworth. (7)
   10.10.1  Option Agreement dated March 13, 1995, by and between Mr.
            Aylsworth and the Company. (9)
   10.10.2  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Aylsworth. (17)
   10.11    Promissory Note dated February 17, 1995, from BH Acquisition Corp.
            ("BHAC") to PRC Management. (9)
   10.11.1  Surety Agreement dated February 13, 1995, between Mr. Connelly and PRC Management. (9)
   10.11.2  Amended and Restated Promissory Note dated February 15, 1996, from
            BHAC to PRC Management. (10)
   10.11.3  Promissory Note dated February 15, 1996, from BHAC to PRC
            Management. (10)
   10.11.4  Amended and Restated Surety Agreement dated February 15, 1996, between Mr. Connelly and PRC Management. (10)
   10.11.5  Collateral Pledge Agreement dated February 15, 1996, between
            Connelly Hotel Associates, Inc. and PRC Management. (10)
   10.12    Employment Agreement dated November 1, 1995, by and between the
            Company and James A. Zweifel. (8)
   10.12.1  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Zweifel. (17)
   10.13    Independent Contractor Consulting Agreement dated May 15, 1996, by and between the Company and Mr. Wirginis. (10)
   10.13.1  Employment Agreement dated May 1, 1996, by and between the Company and Mr. Wirginis. (10)
   10.13.2  Amended and Restated Employment Agreement, dated June 26, 1998 by by and between the Company and Mr. Wirginis. (17)
 * 10.14    1998 Fiscal Year Management Incentive Plan Participant Form. (13)
   10.15    Promissory Note dated July 22, 1997, by and between President
            Broadwater Hotel, L.L.C. (Broadwater LLC) and Lehman Brothers
            Holdings Inc. ("Lehman"). (12)
   10.15.1  Redemption Agreement dated July 22, 1997, by and among J. Edward
            Connelly Associates, Inc. ("JECA") and Broadwater LLC and
            Broadwater Hotel, Inc. (12)
   10.15.2  Indemnity Agreement dated July 22, 1997, by Broadwater LLC, the

            Company and President Mississippi, jointly and severally, in favor of Lehman. (12)
   10.15.3  Indemnity and Guaranty Agreement dated July 22, 1997, by the
            Company and President Mississippi in favor of Lehman. (15)
   10.15.4  Unconditional Guaranty of Lease Obligations dated July 22, 1997, by the Company. (12)
   10.15.5  Amended and Restated Limited Liability Company Operating
            Agreement, dated as of July 22, 1997, by and between JECA and
            President Broadwater Hotel, Inc. (12)
   10.16    Public Trust Tidelands Lease Agreement dated August 6, 1992, by and between the Secretary of State, with the approval of the
            Governor, for and on behalf of the State of Mississippi, and BHAC.
            (19)
   10.16.1  Amendment to Public Trust Tidelands Lease Agreement dated November
            10, 1993, by and between the Secretary of State, with the approval of the Governor, for and on behalf of the State of Mississippi, and BHAC. (19)
   10.16.2  Amendment No. 1 to the Lessee's Assignment of Public Trust
            Tidelands Lease dated July 22, 1997, between JECA, successor by merger to BHAC, and President Broadwater Hotel, LLC. (19)
   10.17    Public Trust Tidelands Lease of Fast Lands dated December 31,
            1996, by and between the Secretary of State, with approval of the
            Governor, for and on behalf of the State of Mississippi, and BHAC.
            (19)
   10.17.1  Amendment No. 1 to the Lessee's Assignment of Fast Lands Lease
            dated July 22, 1997, between JECA, successor by merger to BHAC and President Broadwater Hotel, Inc. (19)
   10.18    Sale and Purchase of Real Estate Agreement dated March 30, 1999, by and among R. David Sanders, James W. Sanders, Julia Sheila
            Sanders and June Sanders Clement and President Casinos, Inc. (20)
   10.18.1  Deer Island Agreement dated March 30, 1999, by and between Eric
            Clark and President Casinos, Inc. (20)
   10.19    Relocation Funding Agreement entered into January 18, 2000, by and among the City of St. Louis, Missouri, the Port Authority of the
            City of St. Louis, President Missouri and Mercantile Bank National
            Association. (22)
   10.19.1  Lease and Sublease Agreement entered into January 18, 2000, among the City of St. Louis, the Port Authority of the City of St. Louis
            and President Missouri. (22)
   10.19.2  Escrow Agreement made as of January 18, 2000, by and among
            Mercantile Bank, President Missouri and U.S. Title Guaranty
            Company, Inc. (22)
   10.19.3  Escrow Agreement made as of January 18, 2000, by and among the
            Port Authority of the City of St. Louis, President Missouri and
            U.S. Title Guaranty Company, Inc. (22)
   10.20    Agreement, dated as of October 10, 2000, entered into by and among the Company, PRC Holdings Corporation, PRC Management, PRCX, Inc.,
            President Philadelphia, P.R.C. Louisiana, Inc., Vegas Vegas, Inc.,
            President New York, President Mississippi Charter Corp.,
            President Missouri, President Mississippi, Broadwater Hotel, Inc.,
            President Iowa, Blackhawk, President Casino New Yorker, Inc.,
            TCG, and President Broadwater Hotel, LLC, and each of the
            undersigned holders of the US $100.0 million 13% Senior Notes, due
            September 15, 2001 issued pursuant to that certain indenture dated as of August 26, 1994 by and between the Company and United States
            Trust Company of New York, as trustee, of which  US $75.0 million in principal amount is outstanding, and holders of the US $25.0 million 12% Notes, due September 15, 2001 issued pursuant to that certain indenture dated as of December 3, 1998, by and between the
            Company and U.S. Trust Company of Texas, N.A., as trustee. (23)
   10.21    Bareboat charter and purchase agreement, dated March, 29, 2001, by and between President New York and Southern Gaming, LLC. (25)
   10.22    Purchase agreement, dated April 30, 2001, by and between President
            Missouri and the Bi-State Development Agency of the Missouri-
            Illinois Metropolitan District. (25)
   10.23    Amended and Restated Promissory Note dated as of May 28, 2003 by and between President Broadwater Hotel, LLC and Lehman Brothers
            Holdings Inc. (27)
   10.23.1  Amended and Restated Deed of Trust, Security Agreement and
            Fixture Filing made as of the 28th day of May, 2003, by
            President Broadwater Hotel, LLC for the benefit of Lehman
            Brothers Holdings Inc. (27)
   10.23.2  Amended and Restated Security Agreement and Lockbox Agreement
            dated as of May 28,2003 by and among President Broadwater Hotel,
            LLC, Lehman Brothers Holdings Inc. and Trimont Real Estate
            Advisors. (27)
   10.23.3  Amended and Restated Security Agreement and Assignment of
            Contractual Agreements Affecting Real Estate made as of May 28,
            2003, by President Broadwater Hotel, LLC in favor of Lehman
            Brothers Holdings Inc. (27)
   10.24    Riverboat Casino Sale and Purchase Agreement entered into as of
            25th day of September, 2003, by and between President Missouri, debtor-in-possession in Case No. 02-53404-SEG pending in the
            United States Bankruptcy Court for the Eastern District of
            Missouri, and STLP, L.L.C.  (28)
   10.24.1  Eighth Amendment to Riverboat Casino Sale and Purchase Agreement
            entered into as of the 2nd day of December, 2003, by and between
            President Missouri, debtor-in-possession in Case No. 02-53404-SEG pending in the United States Bankruptcy Court for the Eastern
            District of Missouri, and IOC-City of St. Louis, LLC, f/k/a STLP,
            L.L.C. (31)
   10.25    Agreement for Sale and Purchase of Real and Personal Property,
            Dated June 2, 2003, between President Broadwater Hotel, LLC and
            A.D. Julden Enterprises, LLC. (29)
   10.25.1  Amendment to Agreement for Sale and Purchase of Real and
            Personal Property, dated August 29, 2003, between President
            Broadwater Hotel, LLC and A.D. Julden Enterprises, LLC. (29)
   10.25.2  Second Amendment to Agreement for Sale and Purchase of Real and
            Personal Property, dated October 8, 2003, between President
            Broadwater Hotel, LLC and A.D. Julden Enterprises, LLC. (29)
   10.25.3  Third Amendment to Agreement for Sale and Purchase of Real and
            Personal Property, effective October 23, 2003, by and between
            President Broadwater Hotel, LLC and A. D. Juldan Enterprises,
            LLC. (30)
   21       Schedule of subsidiaries of the Company.
   23.1     Consent of Deloitte & Touche, L.L.P. with respect to the Company's
            Registration Statements on Form S-8, as filed on June 8, 1994,
            January 8, 1998 and October 10, 2001.
   31.1     Certification of Chief Executive Officer Pursuant to 18 Rule
            131-14(a) under the Securities Exchange Act of 1934, as amended.
   31.2     Certification of Chief Financial Officer Pursuant to 18 Rule
            131-14(a) under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.

            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  __________________

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-48446) filed on June 5, 1992.
(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-63174), filed on May 21, 1993.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1993 filed on June 1, 1993.
(4) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(6) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(7) Incorporated by reference from the Company's Report on Form 8-K dated March 16, 1995.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995 filed January 12, 1996.
(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1995 filed on May 30, 1995.
(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1996 filed on May 30, 1996.
(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996 filed January 14, 1997.
(12) Incorporated by reference from the Company's Report on Form 8-K dated July 24, 1997.
(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997 filed January 14, 1998.
(15) Incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.
(16) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 filed October 15, 1998.
(18) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(19) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1999 filed on May 28, 1999.
(20) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1999 filed July 12, 1999.
(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999 filed October 15, 1999.

(22) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000 on May 30, 2000.
(23) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 filed October 19, 2000.
(24) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(25) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2001 on May 29, 2001.
(26) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.
(27) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003 filed July 14, 2003.
(28) Incorporated by reference from the Company's Report on Form 8-K dated September 25, 2003.
(29) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 filed October 10, 2003.
(30) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2003 filed January 14, 2004.
(31) Incorporated by reference from the Company's Report on Form 8-K dated December 30, 2003.
 * Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.