Form 10-Q
period 2004-05-31
PRESIDENT CASINOS INC
filed 2004-07-14
CIK 888507

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

                 For the quarterly period ended May 31, 2004

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of July 14, 2004.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 29, 2004..................................1

    Condensed Consolidated Statements of Operations (Unaudited)
      for the Three Months Ended May 31, 2004 and 2003....................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 2004 and 2003....................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................19

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....32

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


Signature................................................................35

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                                   (DEBTORS-IN-POSSESSION)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                          (in thousands, except share per data)
                                                                  May 31,   Feb. 29,
                                                                   2004       2004
                                                                 --------   --------
         ASSETS
         Current assets:
          Cash and cash equivalents......................       $ 21,593   $ 22,762
          Restricted cash................................          2,029      2,322
          Restricted short-term investments..............            350        350
          Accounts receivable, net of allowance for
            doubtful accounts of $127 and $119...........            484        666
          Other current assets...........................          6,191      4,353
                                                                ---------  ---------
              Total current assets.......................         30,647     30,453
                                                                ---------  ---------
         Property and equipment, net of accumulated
          depreciation of $64,741 and $64,376............         78,197     85,965
         Assets of discontinued operations...............            --         400
                                                                ---------  ---------
                                                                $108,844   $116,818
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities:
          Accounts payable...............................       $  1,397   $  1,327
          Accrued payroll and benefits...................          3,526      4,425
          Accrued interest...............................            244        269
          Other accrued liabilities......................          4,192      4,430
          Liabilities from discontinued operations.......          3,393      3,646
                                                                ---------  ---------
              Total current liabilities..................         12,752     14,097

        Long-term liabilities............................         39,038     45,429
        Minority interest................................         17,982     17,653
                                                                ---------  ---------
              Total liabilities not
                subject to compromise....................         69,772     77,179

        Liabilities subject to compromise................         91,971     91,988
                                                                ---------   --------
              Total liabilities..........................        161,743    169,167
                                                                ---------   --------
        Commitments and contingencies....................            --         --
        Stockholders' deficit:
          Preferred Stock, $0.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (154,930)  (154,380)
                                                                ---------  ---------
              Total stockholders' deficit................        (52,899)   (52,349)
                                                                ---------  ---------
                                                                $108,844   $116,818
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (in thousands, except per share data)

                                                    Three Months Ended May 31,
                                                         2004        2003
                                                        ------      ------

OPERATING REVENUES:
  Gaming.........................................      $ 29,510    $ 31,963
  Food and beverage..............................         3,283       3,504
  Hotel..........................................         1,806       2,105
  Retail and other...............................         1,096       1,191
  Less promotional allowances....................        (6,479)     (6,664)
                                                       ---------   ---------
    Net operating revenues.......................        29,216      32,099
                                                       ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming.........................................        16,496      17,478
  Food and beverage..............................         1,987       2,078
  Hotel..........................................           246         259
  Retail and other...............................           468         563
  Selling, general and administrative............         7,143       7,091
  Depreciation and amortization..................         1,961       2,084
                                                       ---------   ---------
    Total operating costs and expenses...........        28,301      29,553
                                                       ---------   ---------
OPERATING INCOME.................................           915       2,546
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense (contractual interest of
    $3,992 and $4,078)...........................          (746)     (1,100)
  Interest income................................            42          38
  Reorganization items, net......................          (363)       (506)
  Gain (loss) on sale of property and equipment..             4         (30)
  Other income...................................            75         --
                                                       ---------   ---------
    Total other income (expense).................          (988)     (1,598)
                                                       ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATIONS........................           (73)        948
Minority interest................................           330         341
                                                       ---------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS.........          (403)        607
                                                       ---------   ---------
LOSS FROM DISCONTINUED OPERATIONS................          (147)       (247)
                                                       ---------   ---------
NET INCOME (LOSS)................................      $   (550)   $    360
                                                       =========   =========

Basic and diluted net income (loss)
  per share from continuing operations...........      $  (0.08)   $   0.12

Basic and diluted loss per share
 from discontinued operations....................      $  (0.03)   $  (0.05)
                                                       ---------   ---------

Basic and diluted net income (loss) per share....      $  (0.11)   $   0.07
                                                       =========   =========
Weighted average common and dilutive
 potential shares outstanding....................         5,033       5,033
                                                       =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                    Three Months Ended May 31,
                                                         2004        2003
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $ (1,029)   $  1,576
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........        (684)       (571)
  Changes in restricted cash, net.................         293       3,441
  Purchase of short-term investments..............         --           (2)
  Proceeds from the sale of property
    and equipment.................................       6,496         --
                                                      ---------   ---------
      Net cash provided by investing activities...       6,105       2,868
                                                      ---------   ---------
Cash flows from financing activities:
  Payments on notes payable.......................      (6,392)     (3,551)
                                                      ---------   ---------
      Net cash used in financing activities.......      (6,392)     (3,551)
                                                      ---------   ---------
Net cash provided by discontinued operations......         147         238
Net increase (decrease) in cash and
   cash equivalents...............................      (1,169)      1,131

Cash and cash equivalents at beginning of period..      22,762      16,120
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 21,593    $ 17,251
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $    740    $    --
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

  -- St. Louis Casino Operations

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

  The Term Sheet outlined a process and timetable under which the Company's St. Louis operations would be sold in the event that a recapitalization of the Company was not completed as set forth in the Term Sheet. As part of such process, the Company was required to meet certain benchmarks which, if not met, permitted the Committee to file a motion with the Court for the sale of the Company's St. Louis operations and to appoint a chief restructuring officer to manage the sale process.

  Pursuant to the Term Sheet provisions and the agreement of the Company, the Committee and the Noteholders, on September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50,000. On May 4, 2004, the Company and Isle of Capri Casinos, Inc. announced they had mutually agreed to terminate the agreement. Libra continues to seek a buyer for the St. Louis operations.

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

  A project proposed by Pinnacle Entertainment, Inc. was selected and approved by the City of St. Louis as its recommendation before the Missouri Gaming Commission. Its proposal includes a casino two blocks from the "Admiral."
The St. Louis County Council has approved a separate Pinnacle Entertainment project in Lemay, Missouri. Various other gaming companies have filed proposals. The Missouri Gaming Commission was expected to announce on July 8, 2004 which of the six casino proposals in the St. Louis area would be approved for formal license investigations. However, on July 1, 2004, the Missouri Gaming Commission announced that due to the complexity and volume of the information being considered for casino expansion in the St. Louis metropolitan area, the announcement was postponed to a later, unknown date.

Each of the proposals submitted requires significant construction of new infrastructure for the casino and entertainment complexes. Were there to be a new casino or casinos in metropolitan St. Louis, there would be a material adverse effect on the Company's St. Louis operations.

  -- Broadwater Hotel Operations

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

  -- Proposed Mississippi Assets Sale

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA, the owner of the Class B Unit in PBLLC; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board and Vice President of Marine and Development; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the Noteholders, who have security interests in the Assets, approval.

  Vegas Vegas owns the assets related to the Company's proposed development of Destination Broadwater. See "Potential Opportunities." To the extent that the sale includes the Vegas Vegas assets, the buyers shall allocate the amount of purchase price attributable to the Vegas Vegas assets. The first $3,300 of funds allocated to the Vegas Vegas assets shall be paid into the Vegas Vegas bankruptcy estate and shall not be subject to the distribution priorities provided in the agreement.

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

  Subsequently, the Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of Lehman. Thereafter, an Examiner (as described below) appointed at the request of the Noteholders filed a motion to set aside the Court's order. That motion is currently set for hearing on July 19, 2004.

  In March 2004, the Missouri Bankruptcy Court appointed an Examiner for the purpose of investigating and issuing a report concerning whether any prohibited direct or indirect transfers have been made from the Company or its subsidiaries that may be avoided or which were otherwise improper or actionable under the Bankruptcy Code or other applicable law. The examination concerned the purchase of the Broadwater Property from an entity owned by Mr. Connelly, Chairman and Chief Executive of the Company, the financing of the project, the process of the purchase and the operation of the complementary rooms program, among other items. The Examiner's report was issued on May 28, 2004 and contains various findings and recommendations to be considered by the various parties in interest. The Noteholders and other creditors now have the report for their use.

  As a result of the Examiner's report, on June 14, 2004, the Company, along with certain of its debtor-in-possession subsidiaries (the "Debtors"), entered into a tolling agreement with Mr. Connelly, Mr. Aylsworth, Karl G. Andren , Royal P. Walker, Jr., Mr. Wirginis and J. Edward Connelly Associates, Inc. ("JECA"). Mssrs. Connelly, Aylsworth, Andren, Walker and Wirginis constitute the Board of Directors of the Company. Under the terms of the tolling agreement, the period of time from June 14, 2004 to and including July 31, 2004, shall not be relied upon under any statute of limitations in defense of any lawsuit, action or proceeding that the Debtors could commence against the Directors or JECA. No prediction is possible as to what action, if any, they may take.

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

  During March 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500. The President's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds were used to reduce the debt of the Company's subsidiary, President Broadwater Hotel, LLC. The Company also entered into a lease with the new owners whereby the Company will continue to operate Broadwater Tower Hotel through September 15, 2004, with options for additional extensions.

  -- Other

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under the terms of its M/V "President Casino-Mississippi" note. See "Note 9. Discontinued Operations."

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

  As of May 31, 2004, the Company had $21,593 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings.

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

  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has experienced operating losses since 1995 and has experienced significant difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. As such, the Company has been in default under various of its financial obligations as described elsewhere herein. Such conditions raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  The condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ending February 29, 2004. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

3.  NATURE OF OPERATIONS

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. President Broadwater Hotel, LLC, a limited liability company ("PBLLC") in which Broadwater Hotel, Inc. ("BHI") has a Class A ownership interest, owns approximately 240 acres in Biloxi, Mississippi, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater", a hotel with approximately 333 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). BHI is a wholly-owned subsidiary of the Company.

4.  PROPERTY AND EQUIPMENT

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500 to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial lease through September 15, 2004, with the new owners whereby the Company will continue to operate the Broadwater Tower Hotel with options for additional extensions. No gain or loss was recorded on the sale of the Broadwater Tower.

  The Company has entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price is $13,100 before closing adjustments. The prospective purchaser has applied for re-zoning of the property and been rejected. It is pursuing an appeal in court. The contract was amended to make the obtaining of re-zoning a precondition to closing and extending the closing period for a six-month period from November 1, 2003 through April 30, 2004 for an option fee of $25 for each month the contract is extended. The agreement was further amended extending the closing period from May 1, 2004 through August 31, 2004 for an option fee of $25 for each month the contract is extended. Additionally, this amendment increases the sale price by $50 for each of the first two months of the extension period and $75 for each of the last two months of the extension period. It is not possible to predict whether re-zoning will be obtained. It is anticipated that the net proceeds from the sale of the golf course will be used to partially pay down the principal on the Indebtedness of PBLLC.

5.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of May 31, 2004, all of the Company's long-term debt, except the Broadwater Hotel note, was classified as liabilities subject to compromise. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net."

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On May 28, 2003, the Company paid Lehman $3,551 pursuant to the Modified Plan. As of May 31, 2004, the principal amount of the Modified Indebtedness was $39,038. The principal amount of the Modified Indebtedness bears interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Modified Indebtedness is June 1, 2005. Interest is payable during the term of the Modified Indebtedness on the adjusted loan obligation amount. As of May 31, 2004, the adjusted loan obligation amount was $36,621. PBLLC is required to pay interest earned on the adjusted loan obligation monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating through the term of the Modified Indebtedness.

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

6.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                   May 31,     Feb. 29,
                                                                    2004         2004
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250      $ 56,250
              Secured Notes, 12%..............................     18,750        18,750
              Accrued interest................................     13,027        13,027
              Accounts payable and other accrued expenses.....      3,944         3,961
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 91,971      $ 91,988
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries and are currently due and payable. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's then existing restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and has been zero since fiscal year 1998. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  As of May 31, 2004, all reorganization items consist of professional fees.

7.  STOCK-BASED COMPENSATION

  As of May 31, 2004, the Company has three stock Option Plans. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Substantially all of the Company's stock options were vested as of May 31, 2004. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during either the three-month period ended May 31, 2004 or fiscal year 2004.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

Bankruptcy Actions

  On June 20, 2002, President Casinos, Inc. together with its subsidiary, President Missouri, which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of

Mississippi. On July 9, 2002, President Casinos, Inc.'s subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except President Riverboat Casino-New York, Inc. and PBLLC, to the United States Bankruptcy Court for the Eastern District of Missouri, where they are now pending and being administered. The Company and its subsidiaries each continue in possession and use of their assets as debtors-in-possession. See "Note 1. Bankruptcy Proceedings."

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

9.  DISCONTINUED OPERATIONS

  The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel was foreclosed on by the lender which holds a Preferred First Fleet Mortgage collateralizing debt owed to the lender. With the disposal of both vessels, representing all of the operating assets of the segment, the segment is accounted for as discontinued operations in accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets."

  The components of assets of and liabilities from discontinued operations are as follows:


                                                                   May 31,     Feb. 29,
                                                                    2004         2004
                                                                   ------       ------

              Property and equipment.....................        $    --       $   400
                                                                 --------      --------
                                                                 $    --       $   400
                                                                 ========      ========
              M/V "President Casino-Mississippi"
                note payable.............................         $ 1,700      $ 2,100
              Accounts payable...........................              58           58
              Accrued interest payable...................             772          720
              Other accrued liabilities..................             863          768
                                                                  --------     --------
                                                                  $ 3,393      $ 3,646
                                                                  ========     ========

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

  The Company has no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

                                                       Three Months Ended May 31,
                                                           2004        2003
                                                          ------      ------

           OPERATING REVENUES:
            St. Louis operations...................      $ 17,540    $ 19,044
            Biloxi operations......................        11,676      13,055
                                                         ---------   ---------
                Net operating revenues.............      $ 29,216    $ 32,099
                                                         =========   =========

                                                        Three Months Ended May 31,
                                                           2004        2003
                                                          ------      ------

           OPERATING INCOME (LOSS):
            St. Louis operations...................      $  1,202    $  1,854
            Biloxi operations......................           349       1,446
                                                         ---------   ---------
              Gaming and ancillary operations......         1,551       3,300
            Corporate administration...............          (636)       (754)
                                                         ---------   ---------
                 Operating income..................      $    915    $  2,546
                                                         =========   =========

  A summary of assets by segment, is as follows:

                                                           May 31,    Feb. 29,
                                                            2004        2004
                                                           ------      ------

               St. Louis operations....................   $ 50,690    $ 50,970
               Biloxi operations.......................     52,615      59,559
                                                          ---------   ---------
                 Gaming and ancillary operations.......    103,305     110,529
               Corporate assets........................      2,280       2,630
               Development assets......................      3,259       3,259
               Discontinued operations.................        --          400
                                                          ---------   ---------
                   Net assets..........................   $108,844    $116,818
                                                          =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                           May 31,    Feb. 29,
                                                            2004        2004
                                                           ------      ------
              Property and Equipment:
                St. Louis operations..................   $ 31,101    $ 32,238
                Biloxi operations.....................     43,829      50,461
                                                         ---------   ---------
                   Gaming and ancillary operations....     74,930      82,699
                Corporate assets......................          8           7
                Development assets....................      3,259       3,259
                                                         ---------   ---------
                    Net Property and Equipment........   $ 78,197    $ 85,965
                                                         =========   =========

                                                       Three Months Ended May 31,
                                                            2004        2003
                                                           ------      ------

              Additions to Property and Equipment:
                St. Louis operations..................   $    420    $    454
                Biloxi operations.....................        262         117
                                                         ---------   ---------
                  Gaming and ancillary operations.....        682         571
                Corporate assets......................          2         --
                                                         ---------   ---------
                                                         $    684    $    571
                                                         =========   =========

11. GUARANTEE OF CITY OBLIGATION

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. It is anticipated that the City will repay the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company has guaranteed repayment of the bank debt if the City fails to pay the obligation. As of May 31, 2004, the Company's guarantee was $564.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and has not made any subsequent principal or interest payments on the Notes. As of May 31, 2004, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company is also currently in default under its M/V "President Casino-Mississippi" note. See Liquidity and Capital Resources.

  On May 2, 2003, the Company consummated the sale of the M/V "Surfside Princess" under the terms of a Section 363 sale of the Bankruptcy Code for $1.5 million. Liens on the vessel were transferred to the proceeds from the sale, which were distributed after the settlement of certain litigation.

  Pursuant to the Term Sheet provisions and the agreement of the Company, the Committee and the Noteholders, on September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50.0 million. The agreement was terminated by mutual consent on May 4, 2004. The Company continues to seek a buyer for the St. Louis operations.

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

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6.5 million to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial lease through September 15, 2004, with the new owners whereby the Company will continue to operate the Broadwater Tower Hotel with options for additional extensions.

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

  Since gaming began in Biloxi in August 1992, there has been steadily increasing competition along the Mississippi Gulf Coast, in nearby New Orleans and elsewhere in Louisiana and Mississippi. Several large hotel/casino complexes have been built in recent years with the largest single resort in the area opening in March 1999. There are currently twelve casinos operating on the Mississippi Gulf Coast. A thirteenth casino and hotel complex is expected to open in late Summer 2005 on the Gulf Coast and an additional casino operator has obtained necessary licenses and approval to open an additional casino facility, although an opening date has not been announced. See "Potential Opportunities" regarding a master plan for a destination resort the Company is developing in Biloxi, Mississippi.

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

  Subsequently, the Gaming Commission announced that it will consider licensing an additional casino in the St. Louis market. In September 2003, the City of St. Louis and St. Louis County, which are separate political and geographic subdivisions, announced that they were both issuing Requests for Proposals for a new casino in each jurisdiction.

  A project proposed by Pinnacle Entertainment, Inc. was selected and approved by the City of St. Louis as its recommendation before the Missouri Gaming Commission. Its proposal includes a casino two blocks from the "Admiral."
The St. Louis County Council has approved a separate Pinnacle Entertainment project in Lemay, Missouri. Various other gaming companies have filed proposals. The Missouri Gaming Commission was expected to announce on July 8,

2004 which of the six casino proposals in the St. Louis area would be approved for formal license investigations. However, on July 1, 2004, the Missouri Gaming Commission announced that due to the complexity and volume of the information being considered for casino expansion in the St. Louis metropolitan area, the announcement was postponed to a later, unknown date. Each of the proposals submitted requires significant construction of new infrastructure for the casino and entertainment complexes. Were there to be a new casino or casinos in metropolitan St. Louis, there would be a material adverse effect on the Company's St. Louis operations.

  --Regulatory Matters

  The Company's Missouri gaming license was renewed on July 8, 2004 for a period through May 2006. The Company's Mississippi gaming license was renewed in April 2004 for a period through April 2007.

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

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods, hurricanes and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. Under less severe conditions, high river levels in St. Louis cause reduced parking and a general public perception of diminished access to the casino resulting in decreased revenues. Management believes the move of the "Admiral" diminished the negative effects of high water on its St. Louis operations.

Potential Opportunities

  Biloxi, Mississippi

  President Broadwater Hotel, LLC ("PBLLC") owns approximately 240 acres which includes a hotel, a 111-slip marina and the adjacent 18-hole Sun Golf Course (collectively, the "Broadwater Property"). A second hotel previously ownced by PBLLC was sold in March 2004. The marina is the site of the Company's casino operations in Biloxi and was formerly leased by the Company under a long-term lease agreement.

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

  In January 1999, the Company received a permit from the Mississippi Department of Marine Resources (the "DMR") for development of the full-scale destination resort. This is the first of three permit approvals required of the Joint Permit Application submitted in August 1998 to the DMR, the U.S. Army Corps of Engineers (the "Corps") and the Mississippi Department of Environment Quality. The two remaining permit approvals are still pending and awaiting the completion of the Final Environmental Impact Statement ("EIS"). The Draft EIS has been completed, notice of which was posted in the Federal Register in June 2000 for public comment. The current permit application to the Corps was canceled on June 10, 2002 pending re-submission of a revised project design that reflects the changes resulting from the Company's work with the Corps. The cancellation is an administrative measure which allows the Corps to remove the application from the Corps' pending action list, and should not affect future evaluation of the permit request. A revised plan may be submitted to the Corps, at which time a new application number would be assigned, and the evaluation of the permit request would resume. The assets related to the development of Destination Broadwater are included in the Company's plan to market its assets in Mississippi. See "Liquidity and Capital Resources."

Results of Operations

Three-Month Period Ended May 31, 2004 Compared to the
Three-Month Period Ended May 31, 2003

  The results of operations for the three-month periods ended May 31, 2004 and 2003 include the gaming results for the Company's operations in St. Louis, Missouri and Biloxi, Mississippi and of much lesser significance, the resort operations in Biloxi (the "Broadwater Property").

  The following table highlights the results of the Company's operations.

                                                  Three Months Ended May 31,
                                                       2004        2003
                                                      ------      ------
                                                         (in millions)

                St. Louis Operations
                  Operating revenues.............    $  17.5     $  19.0
                  Operating income...............        1.2         1.9

                Biloxi Operations
                  Operating revenues.............       11.7        13.1
                  Operating income...............        0.3         1.4

                Corporate Administrative
                  and Development
                  Operating loss.................       (0.6)       (0.8)

               Discontinued Leasing Operations
                  Operating loss.................       (0.1)       (0.2)

   The following table highlights cash flows of the Company's operations.

                                                  Three Months Ended May 31,
                                                       2004        2003
                                                      ------      ------
                                                         (in millions)

                 Cash flows provided by (used in)
                   operating activities...........   $  (1.0)    $   1.6
                 Cash flows provided by
                   investing activities...........       6.1         2.9
                 Cash flows used in
                   financing activities...........      (6.4)       (3.6)
                 Cash provided by discontinued
                   operations.....................       0.1         0.2
                 Cash paid for interest...........       0.7         --

  Operating revenues. The Company generated consolidated net operating revenues of $29.2 million for the three-month period ended May 31, 2004 compared to $32.1 million for the three-month period ended May 31, 2003, a decrease of $2.9 million, or 9.0%. The St. Louis operations experienced a decrease in revenue of $1.5 million and the Biloxi operations experienced a decrease in revenue of $1.4 million.

  Gaming revenues at the Company's St. Louis operations decreased $1.1 million during the three-month period ended May 31, 2004, compared to the prior year period. The current year decrease is primarily the result of continued strong advertising and promotions by two competitors in the St. Louis market which have significantly greater name recognition and financial resources. Gaming revenues at the Company's Biloxi operations decreased $1.3 million during the three-month period ended May 31, 2004 compared to the prior year three-month period. The Biloxi property is under capital expenditure constraints. Gaming revenues have been negatively impacted by competitors' slot product upgrades, specifically multi-denominational games and ticket-in-ticket-out systems which management believes has resulted in a decrease in number of guests.

  The Company's revenues from hotel, retail and other were $2.9 million for the three-month period ended May 31, 2004, compared to $3.3 million for the three-month period ended May 31, 2003, a decrease $0.4 million, or 12.1%. The decrease was primarily attributable to a decrease of $0.3 million in hotel revenue. Management believes that the sale of the Broadwater Tower Hotel on March 16, 2004 resulted in initial uncertainty regarding the terms of the Company's leaseback that lead to fewer group and tour packages being booked.

  Promotional allowances were $6.5 million during the three-month period ended May 31, 2004, compared to $6.7 million for the three-month period ended May 31, 2003, a decrease of $0.2 million, or 3.0%. Promotional allowances in St. Louis increased $0.3 million and decreased in Biloxi $0.5 million. In St. Louis, the increase is the result of an increase in cash back promotions. In Biloxi, promotional allowances, consisting of cash coupons, cash back promotions and complimentary rooms, decreased as a result of a decrease in guest volume.

  Operating costs and expenses. The Company's consolidated gaming expenses were $16.5 million during the three-month period ended May 31, 2004, compared to $17.5 million during the three-month period ended May 31, 2003, a decrease of $1.0 million, or 5.7%. The decrease was primarily attributable to a $0.7 million decrease in gaming costs in St. Louis related to a $0.4 million reduction in gaming and admissions taxes, a $0.1 million reduction in payroll and payroll benefits and a $0.2 million reduction in costs associated with leased and progressive slot machines. Biloxi generated a $0.3 million decrease in gaming costs as a result of reductions in gaming taxes and payroll. At both properties a reduction in gaming revenue resulted in decreased gaming taxes and reductions in personnel resulted in decreases in payroll. As a percentage of gaming revenues, gaming costs increased to 55.9% during the three-month period ended May 31, 2004 from 54.7% during the three-month period ended May 31, 2003.

  The Company's consolidated hotel, retail and other expenses were $0.7 million during the three-month period ended May 31, 2004 compared to $0.8 million during the three-month period ended May 31, 2003, a decrease of $0.1 million, or 12.5%. The St. Louis operations began operating valet service internally in July 2003 which contributed to a $0.1 million decrease in costs.

  The Company's consolidated selling, general and administrative expenses were $7.1 million during both three-month periods ended May 31, 2004 and 2003. Included in the three-month period ended May 31, 2004, was $0.1 million of costs arising from the leaseback of the Broadwater Tower Hotel which was sold in March 2004. The increase in selling, general and administrative costs related to the leaseback are offset by a reduction in corporate payroll.
The leaseback costs are offset by a reduction in interest expense as a result of the net proceeds from the sale being used to pay down the principal on the debt of PBLLC.

  Operating income. As a result of the foregoing items, the Company had operating income of $0.9 million during the three-month period ended May 31, 2004, compared to operating income of $2.5 million during the three-month period ended May 31, 2003. Casino properties have significant fixed costs. Accordingly, contribution to operating income at various revenue levels increases as revenues increase. The higher the revenue, the greater the operating margin.

  Interest expense, net. The Company incurred net interest expense of $0.7 million during the three-month period ended May 31, 2004, compared to $1.1 million during the three-month period ended May 31, 2003, a decrease of $0.4 million, or 36.4%. The decrease is the result of PBLLC refinancing its debt effective May 28, 2003, which reduced the interest rate. Additionally, PBLLC paid its lender $3.6 million principal on May 28, 2003 and $6.3 million on March 15, 2004.

  Reorganization items, net. As a result of the bankruptcy proceedings, the Company incurred $0.4 million of reorganization costs during the three-month period ended May 31, 2004, compared to $0.5 million during the same period in the prior year. The decrease is primarily the result of timing of costs associated with professionals providing services to reorganize the Company. In the prior year three-month period, the Company incurred more consulting costs.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for both three-month periods ended May 31, 2004 and May 31, 2003. During both periods the minority interest results from the Class B Unit in PBLLC in which an entity wholly-owned by the Chairman of the Board of the Company owns and has preferred rights to certain cash flows. Such amounts were accrued but not paid.

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

  Net loss. The Company had a net loss of $0.6 million for the three-month period ended May 31, 2004, compared to net income of $0.4 million for the three-month period ended May 31, 2003.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets no longer used in the Company's casino operations.

  As discussed above, the Company and its subsidiaries, with the exception of PBLLC and President Riverboat Casino-New York, Inc., are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will continue to incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy, management believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not make the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of May 31, 2004, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  The Company requires approximately $6.5 million of cash on hand to fund daily operations. As of May 31, 2004, the Company had $15.1 million of non-restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. The debt obligations will be stayed during the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $2.0 million in restricted cash as of May 31, 2004, which related to PBLLC. PBLLC deposits revenues into lockboxes that are controlled by its lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of PBLLC as defined by its loan agreement. PBLLC operates under a cash collateral stipulation and agreement, which allows PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement. Revenues of PBLLC include the operations of the hotel and golf course and $3.2 million annually of proceeds from rental of the Biloxi casino's mooring site.

  The Company had $0.4 million in restricted short-term investments as of May 31, 2004, consisting of a certificate of deposit guaranteeing a certain performance obligation required by the Mississippi Gaming Commission.

  The Company used $1.0 million of cash in operating activities during the three-month period ending May 31, 2004, compared to $1.6 million provided by operating activities during the three-month period ending May 31, 2003. During the three-month period ended May 31, 2004, the Company's operating income decreased $1.6 million from the prior year three-month period, which was the primary factor resulting in the use of cash.

  Investing activities of the Company generated $6.1 million of cash during the three-month period ending May 31, 2004. The Company generated net cash of $6.4 million from the sale of the Broadwater Tower. The Company expended $0.7 million on gaming equipment and capital improvements, of which approximately $0.4 million and $0.3 million was expended in St. Louis and Biloxi, respectively.

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30.0 million from a third party lender, evidenced by a non-recourse promissory note (the "Indebtedness"). PBLLC was obligated under the Indebtedness to make monthly payments of interest accruing under the Indebtedness, and was obligated to repay the Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7.0 million which was fully earned and non-refundable when the Indebtedness became due. PBLLC continued to make the monthly interest payments of interest payments on the $30.0 million principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi.

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

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA, the owner of the Class B Unit in PBLLC; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board and Vice President of Marine and Development; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the Noteholders, who have security interests in the Assets, approval.

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

  Subsequently, the Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of Lehman. Thereafter, an Examiner, as described below, appointed at the request of the Noteholders filed a motion to set aside the Court's order. That motion is currently set for hearing on July 19, 2004.

  In March 2004, the Missouri Bankruptcy Court appointed an Examiner for the purpose of investigating and issuing a report concerning whether any prohibited direct or indirect transfers have been made from the Company or its subsidiaries that may be avoided or which were otherwise improper or actionable under the Bankruptcy Code or other applicable law. The examination concerned the purchase of the Broadwater Property from an entity owned by Mr. Connelly, Chairman and Chief Executive of the Company, the financing of the project, the process of the purchase and the operation of the complementary rooms program, among other items. The Examiner's report was issued on May 28, 2004 and contains various findings and recommendations to be considered by the various parties in interest. The Noteholders and other creditors now have the report for their use.

  As a result of the Examiner's report, on June 14, 2004, the Company, along with certain of its debtor-in-possession subsidiaries (the "Debtors"), entered into a tolling agreement with Mr. Connelly, Mr. Aylsworth, Karl G. Andren, Royal P. Walker, Jr., Mr. Wirginis and J. Edward Connelly Associates, Inc. ("JECA"). Mssrs. Connelly, Aylsworth, Andren, Walker and Wirginis constitute the Board of Directors of the Company. Under the terms of the tolling agreement, the period of time from June 14, 2004 to and including July 31, 2004, shall not be relied upon under any statute of limitations in defense of any lawsuit, action or proceeding that the Debtors could commence against the Directors or JECA. No prediction is possible as to what, if any, action they may take.

  The Company defaulted under the terms of its "M/V "President Casino-Mississippi" note. The M/V "President Casino-Mississippi" is the vessel previously operated as a casino in Biloxi, Mississippi and Davenport, Iowa. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralize a term note payable which was also personally guaranteed by John
E. Connelly, Chairman and Chief Executive Officer of the Company. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $0.5 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of May 31, 2004, the Company had $115.7 million of debt. Of this amount $75.0 million bears contractual interest at fixed rates and is classified as liabilities subject to compromise and $1.7 million bears contractual interest at a fixed rate and is classified as liabilities of discontinued operations. The remaining $39.0 million bears contractual interest at a variable rate.
The $39.0 million Broadwater Property debt bears interest at a stipulated variable rate at the greater of (i) 7.75% or (ii) 4.0% plus the LIBOR 30-day rate. As of May 31, 2004, the interest rate applicable to the debt a carrying variable rate was 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of May 31, 2004, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

        (b)  Reports on Form 8-K

             On March 12, 2004, the Company filed a Current Report on Form 8-K dated March 11, 2004, reporting under Item 5 that the Company entered into a consensual agreement with certain Noteholders and filed the necessary papers with the Bankruptcy Court whereby it will undertake a process to evaluate the strategic alternatives for its Biloxi subsidiaries, President Broadwater Hotel, LLC, President Riverboat Casino-Mississippi, Inc. and Vegas Vegas, Inc. (collectively, the "Biloxi Subsidiaries") which may include a sale, joint venture or refinancing. Pursuant to this process, the Biloxi Subsidiaries have retained Innovation Capital Holding, LLC to assist the Company in reviewing its alternatives and evaluating prospective transaction proposals.

             On March 17, 2004, the Company filed a Current Report on Form 8-K dated March 16, 2004, reporting under Item 5 that the Company had sold the 179-room Broadwater Tower Hotel for $6.5 million to Ocean Beach Club at Biloxi, LLC, Michael Mayer and Drake Leddy, managing partners. The President's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds were be used to reduce the debt of the Company's subsidiary, President Broadwater Hotel, LLC. The Company also entered into an initial lease through September 15, 2004, with the new owners whereby the Company will continue to operate Broadwater Tower Hotel with options for additional extensions.

             On May 5, 2004, the Company filed a Current Report on Form 8-K dated May 3, 2004, reporting under Item 5 that the agreement to sell the assets of its St. Louis casino operations on the "Admiral" to Isle of Capri Casinos, Inc. was terminated by mutual agreement of both parties.

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

                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: July 14, 2004                          /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   10.1 Agreement for Purchase and Sale of President Broadwater Tower by and between President Broadwater Hotel, LLC and Site Realty Inc., a subsidiary of Morgan Niko, Inc.
   31.1 Certification of Chief Executive Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   31.2 Certification of Chief Financial Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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