Form 10-Q
period 2004-08-31
PRESIDENT CASINOS INC
filed 2004-10-15
CIK 888507

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

               For the quarterly period ended August 31, 2004

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of October 15, 2004.


==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                      Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 29, 2004...............................1

    Condensed Consolidated Statements of Operations (Unaudited) for
      the Three Months and Six Months Ended August 31, 2004 and 2003......2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 2004 and 2003...................3

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

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...34

  Item 3.  Defaults Upon Senior Securities...............................34

  Item 4.  Submission of Matters to a Vote of Security Holders...........34

  Item 5.  Other Information.............................................34

  Item 6.  Exhibits......................................................34


Signature................................................................35

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                                   (DEBTORS-IN-POSSESSION)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                          (in thousands, except share per data)

                                                                 Aug. 31,   Feb. 29,
                                                                   2004       2004
                                                                 --------   --------
         ASSETS
         Current assets:
          Cash and cash equivalents......................       $ 21,689   $ 22,762
          Restricted cash................................          2,054      2,322
          Restricted short-term investments..............            350        350
          Accounts receivable, net of allowance for
            doubtful accounts of $46 and $119............            494        666
          Other current assets...........................          5,953      4,353
                                                                ---------  ---------
              Total current assets.......................         30,540     30,453
                                                                ---------  ---------
         Property and equipment, net of accumulated
          depreciation of $64,741 and $64,376............         77,684     85,965
         Assets of discontinued operations...............            --         400
                                                                ---------  ---------
                                                                $108,224   $116,818
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities:
          Current portion of long-term debt..............       $ 39,038   $    --
          Accounts payable...............................          1,814      1,327
          Accrued payroll and benefits...................          2,626      4,425
          Accrued interest...............................            244        269
          Other accrued liabilities......................          4,485      4,430
          Liabilities from discontinued operations.......          3,393      3,646
                                                                ---------  ---------
              Total current liabilities..................         51,600     14,097

        Long-term liabilities............................            --      45,429
        Minority interest................................         18,321     17,653
                                                                ---------  ---------
              Total liabilities not
                subject to compromise....................         69,921     77,179

        Liabilities subject to compromise................         91,946     91,988
                                                                ---------   --------
              Total liabilities..........................        161,867    169,167
                                                                ---------   --------
        Commitments and contingencies....................            --         --
        Stockholders' deficit:
          Preferred Stock, $0.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (155,672)  (154,380)
                                                                ---------  ---------
              Total stockholders' deficit................        (53,643)   (52,349)
                                                                ---------  ---------
                                                                $108,224   $116,818
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                                     PRESIDENT CASINOS, INC.
                                     (DEBTORS-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                             (in thousands, except per share data)

                                                   Three Months                Six Months
                                                 Ended August 31,           Ended August 31,
                                                 2004        2003           2004        2003
                                                ------      ------         ------      ------

OPERATING REVENUES:
  Gaming...................................    $ 29,845    $ 30,781       $ 59,355    $ 62,744
  Food and beverage........................       3,566       3,454          6,849       6,958
  Hotel....................................       1,865       2,183          3,671       4,288
  Retail and other.........................         954         955          2,050       2,146
  Less promotional allowances..............      (6,993)     (6,230)       (13,472)    (12,894)
                                               ---------   ---------      ---------   ---------
    Net operating revenues.................      29,237      31,143         58,453      63,242
                                               ---------   ---------      ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming...................................      16,646      16,923         33,142      34,401
  Food and beverage........................       1,991       2,091          3,978       4,169
  Hotel....................................         224         300            470         559
  Retail and other.........................         379         471            847       1,034
  Selling, general and administrative......       7,140       7,322         14,283      14,413
  Depreciation and amortization............       1,888       2,011          3,849       4,095
                                               ---------   ---------      ---------   ---------
    Total operating costs and expenses.....      28,268      29,118         56,569      58,671
                                               ---------   ---------      ---------   ---------
OPERATING INCOME...........................         969       2,025          1,884       4,571
                                               ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense (contractual interest
    of $3,992 and $3,879 for the three-
    month periods and $8,003 and $7,984
    for the six-month periods).............        (725)       (853)        (1,471)     (1,953)
  Interest income..........................          49          33             91          71
  Reorganization items, net................        (726)       (394)        (1,089)       (900)
  Gain (loss) on disposal of property
    and equipment..........................          27          25            (19)         (5)
  Other....................................         --           --            125         --
                                               ---------   ---------      ---------   ---------
    Total other expense....................      (1,375)     (1,189)        (2,363)     (2,787)
                                               ---------   ---------      ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............        (406)        836           (479)      1,784
Minority interest..........................         338         313            668         654
                                               ---------   ---------      ---------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...        (744)        523         (1,147)      1,130
                                               ---------   ---------      ---------   ---------
Loss from discontinued operations..........         --         (481)          (147)       (728)
                                               ---------   ---------      ---------   ---------
NET INCOME (LOSS)..........................    $   (744)   $     42       $ (1,294)   $    402
                                               =========   =========      =========   =========
Basic and diluted net income (loss) per
   share from continuing operations........    $  (0.15)   $   0.10       $  (0.23)   $   0.22

Basic and diluted net loss per share
   from discontinued operations............    $    --     $  (0.10)      $  (0.03)   $  (0.14)
                                               ---------   ---------      ---------   ---------
Basic and diluted net loss per share.......    $  (0.15)   $    --        $  (0.26)   $   0.08
                                               =========   =========      =========   =========
Weighted average common and dilutive
 potential shares outstanding..............       5,033       5,033          5,033       5,033
                                               =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Six Months Ended August 31,
                                                         2004        2003
                                                        ------      ------

Net cash provided by continuing
  operating activities...........................     $    491    $  4,774
                                                      ---------   ---------
Cash flows from investing activities of
  continuing operations:
    Expenditures for property and equipment.......      (2,088)       (868)
    Maturity of short-term investments............         --          322
    Change in restricted cash.....................         267       3,133
    Proceeds from sales of property and equipment.       6,502          27
                                                      ---------   ---------
      Net cash provided by investing
        activities of continuing operations.......       4,681       2,614
                                                      ---------   ---------
Cash flows from financing activities of
  continuing operations:
    Repayment of notes payable....................      (6,392)     (3,551)
                                                      ---------   ---------
      Net cash used in financing activities
        of continuing operations..................      (6,392)     (3,551)
                                                      ---------   ---------
Net cash provided by discontinued operations......         147          10
                                                      ---------   ---------
Net increase (decrease) in cash and
  cash equivalents................................      (1,073)      3,847
Cash and cash equivalents at beginning of period..      22,762      16,120
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 21,689    $ 19,967
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $  1,495    $    409
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BANKRUPTCY PROCEEDINGS

  As used herein, the term "Company" refers to President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by the Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows. As described below, President Casinos, Inc. and certain of its subsidiaries are currently in bankruptcy proceedings and certain of their assets are being realized upon by their creditors. At this time it is not possible to predict accurately what, if any, value will remain after the Company's creditors have realized upon the Company assets.

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

  The Company and its operating subsidiaries, except President Broadwater Hotel, LLC, each continue in possession and use of their assets as debtors-in-possession. The Company and its operating subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated under the President Casinos, Inc. case.

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

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis Operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28,000, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur in the Spring of 2005.

  The Missouri Gaming Commission announced that it would consider licensing additional casinos in the St. Louis market. In September 2003, the City of St. Louis and St. Louis County, which are separate political and geographic subdivisions, announced that they were both issuing Requests for Proposals for a new casino in each jurisdiction.

  A project proposed by Pinnacle Entertainment, Inc. was selected and approved by the City of St. Louis as its recommendation before the Missouri Gaming Commission. Its proposal includes a casino two blocks from the "Admiral."
The St. Louis County Council approved a separate Pinnacle Entertainment, Inc. project in Lemay, Missouri. Various other gaming companies filed proposals. On September 1, 2004, the Missouri Gaming Commission approved Pinnacle Entertainment, Inc. for formal license investigations for both the St. Louis City and St. Louis County projects. Each of the proposals submitted requires significant construction of new infrastructure for the casino and entertainment complexes. Management believes that the licensing of a new casino or casinos in metropolitan St. Louis would have a material adverse effect on the Company's financial condition and results of operations.

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

  -- Proposed Mississippi Assets Sale

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA, the owner of the Class B Unit in PBLLC; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board and Vice President of Marine and Development; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing many of the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the Noteholders, who have security interests in the Assets, approval.

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

  Subsequently, the Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of Lehman. Thereafter, an Examiner (as described below) appointed at the request of the Noteholders filed a motion to set aside the Court's order, which motion has been denied by the Missouri Bankruptcy Court.

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

  As a result of the Examiner's report, on June 14, 2004, the Company, along with certain of its debtor-in-possession subsidiaries (the "Debtors"), entered into a tolling agreement with Mr. Connelly, Mr. Aylsworth, Karl G. Andren , Royal P. Walker, Jr., Mr. Wirginis and J. Edward Connelly Associates, Inc. ("JECA"). Mssrs. Connelly, Aylsworth, Andren, Walker and Wirginis constitute the Board of Directors of the Company. Under the terms of the tolling agreement, the period of time from June 14, 2004 to and including July 31, 2004, shall not be relied upon under any statute of limitations in defense of any lawsuit, action or proceeding that the Debtors could commence against the

Directors or JECA. This agreement was amended and restated during July 2004 to extend the period through December 31, 2004. At this time, the Company is unable to predict with certainty what action, if any, may be taken.

  Management is pursuing various strategic financing alternatives in order to fund its debt obligations and the Company's continuing operations in Mississippi. The Company is pursuing alternatives, including the restructuring and refinancing of outstanding debt obligations and/or the sale of all or a portion of its remaining assets. The Company entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price was $13,100 before closing adjustments and was contingent on obtaining certain re-zoning. The prospective purchaser applied for re-zoning of the property and was rejected. The re-zoning appeal related to the sale of its Biloxi President Broadwater Golf Course was denied in the Circuit Court of Harrison County, Mississippi and the contract was terminated.

  During March 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500. The President's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds were used to reduce the debt of the Company's subsidiary, President Broadwater Hotel, LLC. The Company also entered into a lease with the new owners whereby the Company will continue to operate Broadwater Tower Hotel through September 15, 2004, with options for additional extensions. The Company has exercised its option to lease the hotel and the current period extends through January 15, 2005.

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

  As of August 31, 2004, the Company had $21,689 of unrestricted cash and cash equivalents. Of this amount, the Company requires approximately $6,500 of cash to fund daily operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

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

4.  PROPERTY AND EQUIPMENT

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500 to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial lease through September 15, 2004, with the new owners whereby the Company will continue to operate the Broadwater Tower Hotel with options for additional extensions. The Company has exercised its option to lease the hotel and the current period extends through January 15, 2005.
No gain or loss was recorded on the sale of the Broadwater Tower.

  The Company entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price was $13,100 subject to closing adjustments. The prospective purchaser applied for re-zoning of the property and was rejected. The contract was amended to make the obtaining of re-zoning a precondition to closing. The re-zoning appeal related to the sale of the golf course was denied in the Circuit Court of Harrison County, Mississippi and the agreement was terminated.

5.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of August 31, 2004, all of the Company's long-term debt, except the Broadwater Hotel note, was classified as liabilities subject to compromise. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net."

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to Lehman were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On August 28, 2003, the Company paid Lehman $3,551 pursuant to the Modified Plan. As of August 31, 2004, the principal amount of the Modified Indebtedness was $39,038. The principal amount of the Modified Indebtedness bears interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Modified Indebtedness is June 1, 2005. Interest is payable during the term of the Modified Indebtedness on the adjusted loan obligation amount. As of August 31, 2004, the adjusted loan obligation amount was $36,621. PBLLC is required to pay interest earned on the adjusted loan obligation monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating through the term of the Modified Indebtedness.

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

  On September 15, 2004, the Company received a letter on behalf of the holder of the Lehman note questioning whether certain insurance requirements of the note were being met. The Company has responded, clarifying certain coverage, adding additional coverages and has asked for additional time to cure any defaults that may exist. If the Company is unable reach an accord with the note holder to cure any alleged default, the note holder may begin default proceedings.

6.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                  Aug. 31,     Feb. 29,
                                                                    2004         2004
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250      $ 56,250
              Secured Notes, 12%..............................     18,750        18,750
              Accrued interest................................     13,027        13,027
              Accounts payable and other accrued expenses.....      3,919         3,961
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 91,946      $ 91,988
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

  As of August 31, 2004, all reorganization items consist of professional fees.

7.  STOCK-BASED COMPENSATION

  As of May 31, 2004, the Company has three stock Option Plans. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Substantially all of the Company's stock options were vested as of August 31, 2004. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during either the six-month period ended August 31, 2004 or fiscal year 2004.

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

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same and as well as additional defendants, all of which were consolidated into a single class-action in the United States District Court for the District of Nevada. The complaint alleges that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserts common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiffs sought class certification and the defendants opposed it. On June 21, 2002, the Court entered an order holding the action could not proceed as a class action. The decision was appealed and the United States Court of Appeals for the 9th Circuit has affirmed the decision. The litigation may now proceed as individual actions. A motion to stay pending the Company's bankruptcy proceedings has been filed. Although the outcome of litigation is inherently uncertain. Management, after consultation with counsel, believes the action will not have a material adverse effect on the Company's financial position or results of operations.

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

  The Company has no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

                                                    Three Months              Six Months
                                                  Ended August 31,          Ended August 31,
                                                   2004      2003            2004      2003
                                                  ------    ------          ------    ------

   OPERATING REVENUES:
    St. Louis operations...................      $ 17,552  $ 18,168        $ 35,092  $ 37,212
    Biloxi operations......................        11,685    12,975          23,361    26,030
                                                 --------- ---------       --------- ---------
      Net operating revenues...............      $ 29,237  $ 31,143        $ 58,453  $ 63,242
                                                 ========= =========       ========= =========

                                                    Three Months              Six Months
                                                   Ended August 31,         Ended August 31,
                                                   2004       2003          2004       2003
                                                  ------     ------        ------     ------

    OPERATING INCOME (LOSS):
    St. Louis operations...................      $  1,223   $  1,609      $  2,425   $  3,463
    Biloxi operations......................           352      1,146           701      2,592
                                                 ---------  ---------     ---------  ---------
      Gaming and ancillary operations......         1,575      2,755         3,126      6,055
    Corporate administration...............          (606)      (730)       (1,242)    (1,484)
                                                 ---------  ---------     ---------  ---------
    OPERATING INCOME.......................      $    969   $  2,025      $  1,884   $  4,571
                                                 =========  =========     =========  =========


  A summary of assets by segment, is as follows:

                                                          Aug. 31,    Feb. 29,
                                                            2004        2004
                                                           ------      ------

               St. Louis operations....................   $ 51,170    $ 50,970
               Biloxi operations.......................     51,831      59,559
                                                          ---------   ---------
                 Gaming and ancillary operations.......    103,001     110,529
               Corporate assets........................      1,964       2,630
               Development assets......................      3,259       3,259
               Discontinued operations.................        --          400
                                                          ---------   ---------
                   Net assets..........................   $108,224    $116,818
                                                          =========   =========

  A summary of net property and equipment and additions to property and equipment, by segment, is as follows:

                                                          Aug. 31,    Feb. 29,
                                                            2004        2004
                                                           ------      ------
              Property and Equipment:
                St. Louis operations..................   $ 30,636    $ 32,238
                Biloxi operations.....................     43,782      50,461
                                                         ---------   ---------
                   Gaming and ancillary operations....     74,418      82,699
                Corporate assets......................          7           7
                Development assets....................      3,259       3,259
                                                         ---------   ---------
                    Net Property and Equipment........   $ 77,684    $ 85,965
                                                         =========   =========

                                                       Six Months Ended Aug. 31,
                                                            2004        2003
                                                           ------      ------

              Additions to Property and Equipment:
                St. Louis operations..................   $  1,421    $    657
                Biloxi operations.....................        663         211
                                                         ---------   ---------
                  Gaming and ancillary operations.....      2,087         868
                Corporate assets......................          1         --
                                                         ---------   ---------
                                                         $  2,088    $    868
                                                         =========   =========

11. GUARANTEE OF CITY OBLIGATION

  During 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. Under the terms of an agreement, the City funded $3,000 of the relocation costs, $2,400 of which was financed through bank debt. The City repaid the debt from annual allocations of $600 from the City's annual home dock city public safety fund that is funded by admission taxes from the "Admiral." The Company guaranteed repayment of the bank debt if the City failed to pay the obligation. On August 2, 2004, the City paid the remaining outstanding obligation and the Company's guarantee was concluded.

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

13.  SUBSEQUENT EVENTS

  The Company's Biloxi operations, along with all other Mississippi Coast casino operations, were temporarily closed from noon on September 14 until 7:00 a.m. on September 17, 2004, due to Hurricane Ivan. The Company's Biloxi properties received no significant damage. However, damage caused by Hurricane Ivan to areas east of Biloxi, representing a significant portion of Biloxi's feeder market, was significant. As a result of the temporary closure and the damage in areas east of Biloxi, Biloxi's September gaming revenue decreased 20% compared to September 2003.

  Certain gaming, service and maintenance employees of President Missouri are covered by a collective bargaining agreement setting out wages, benefits and other terms and conditions of employment. The current collective bargaining agreement expired on October 1, 2004, but was extended through October 17, 2004. On October 9, 2004, a vote was held to ratify a new labor agreement. The terms of the new labor agreement were rejected by the covered employees, who voted in favor of a strike. Management currently is in negotiations with the union to achieve a satisfactory resolution. The labor agreement covers approximately 300 of the Company's 700 St. Louis employees.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and has not made any subsequent principal or interest payments on the Notes. As of August 31, 2004, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

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

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of the Company's St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur in the Spring of 2005.

  The Company entered into a contract to sell to an unrelated party the Broadwater Property golf course. The golf course purchase price was $13.1 million before closing adjustments. The prospective purchaser applied for re-zoning of the property and was rejected. The appeal was denied in the Circuit Court of Harrison County, Mississippi and the contract was terminated.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6.5 million to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the

Company also entered into an initial lease through September 15, 2004, with the new owners whereby the Company will continue to operate the Broadwater Tower Hotel with options for additional extensions. The Company renewed its option and the current option period is through January 15, 2005.

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

  The Missouri Gaming Commission announced that it would consider licensing additional casinos in the St. Louis market. In September 2003, the City of St. Louis and St. Louis County, which are separate political and geographic subdivisions, announced that they were both issuing Requests for Proposals for a new casino in each jurisdiction.

  A project proposed by Pinnacle Entertainment, Inc. was selected and approved by the City of St. Louis as its recommendation before the Missouri Gaming Commission. Its proposal includes a casino two blocks from the "Admiral."
The St. Louis County Council approved a separate Pinnacle Entertainment, Inc. project in Lemay, Missouri. Various other gaming companies filed proposals. On September 1, 2004, the Missouri Gaming Commission approved Pinnacle Entertainment, Inc. for formal license investigations for both the St. Louis City and St. Louis County projects. Each of the proposals submitted requires significant construction of new infrastructure for the casino and entertainment complexes. Management believes that the licensing of a new casino or casinos in metropolitan St. Louis, would have a material adverse effect on the Company's financial condition and results of operations.

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

  The Company's Biloxi operations, along with all other Mississippi Coast casino operations, were temporarily closed from noon on September 14 until 7:00 a.m. on September 17, 2004, due to Hurricane Ivan. The Company's Biloxi properties received no significant damage. However, damage caused by Hurricane Ivan to areas east of Biloxi, representing a significant portion of Biloxi's feeder market, was significant. As a result of the temporary closure and the damage in areas east of Biloxi, Biloxi's September gaming revenue decreased 20% compared to September 2003.

Results of Operations

  The results of operations for the three-month and six-month periods ended August 31, 2004 and 2003 include the gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and of a lesser significance, the hotel operations in Biloxi (the Broadwater Property).

  The following table highlights the results of the Company's operations.

                                    Three Months            Six Months
                                   Ended August 31,       Ended August 31,
                                    2004      2003         2004      2003
                                   ------    ------       ------    ------
                                                 (in millions)

St. Louis, Missouri Operations
  Operating revenues               $ 17.5    $ 18.2       $ 35.1    $ 37.2
  Operating income                    1.2       1.6          2.4       3.5

Biloxi, Mississippi Operations
  Operating revenues               $ 11.7    $ 12.9       $ 23.4    $ 26.0
  Operating income                    0.3       1.1          0.7       2.5

Corporate Administrative and
  Development operating loss       $ (0.6)   $ (0.7)      $ (1.2)   $ (1.5)

  The following table highlights cash flows of the Company's operations.

                                             Six Months
                                           Ended August 31,
                                           2004      2003
                                          ------    ------
                                            (in millions)

Cash flows provided by
  operating activities                     $ 0.6     $ 4.7
Cash flows provided by
  investing activities                       4.7       2.6
Cash flows used in
  financing activities                      (6.4)     (3.6)
Cash paid for interest                       1.5       0.4

Three-Month Period Ended August 31, 2004 Compared to the
Three-Month Period Ended August 31, 2003

  Net operating revenues. The Company generated consolidated net operating revenues of $29.2 million during the three-month period ended August 31, 2004 compared to $31.1 million during the three-month period ended August 31, 2003, a decrease of $1.9 million or 6.1%. The St. Louis operations experienced a decrease in revenue of $0.7 million and the Biloxi operations experienced a decrease in revenue of $1.2 million.

  Gaming revenues from the Company's St. Louis operations decreased $0.2 million, or 1.2%, during the three-month period ended August 31, 2004, compared to the same period of the prior year. The current quarter decrease is primarily the result of continued strong advertising and promotions by two competitors in the St. Louis market which have significantly greater name recognition and financial resources. Gaming revenues at the Company's Biloxi operations decreased $0.7 million, or 5.7%, during the three-month period ended August 31, 2004 compared to the three-month period ended August 31, 2003. The Biloxi property is under capital expenditure constraints. Gaming revenues have been negatively impacted by certain competitors' slot product upgrades, specifically multi-denominational games and ticket-in-ticket-out systems which management believes has resulted in a decrease in number of guests.

  The Company's revenues from food and beverage were $3.6 million during the three-month period ended August 31, 2004 compared to $3.5 million during the three month period ended August 31, 2003.

  The Company's revenues from hotel, retail and other were $2.8 million during the three-month period ended August 31, 2004, compared to $3.1 million during the three-month period ended August 31, 2003. The decrease was primarily attributable to a decrease of hotel revenue of approximately $0.3 million as a result of a decrease in group and tour sales as a result of uncertainties regarding the sale/leaseback of the Broadwater Tower and uncertainties related to the active tropical patterns in the Gulf.

  Promotional allowances were $7.0 million during the three-month period ended August 31, 2004, compared to $6.2 million during the three-month period ended August 31, 2003, an increase of $0.8 million, or 12.9%. The increase in promotional allowances was primarily attributable to St. Louis responding to the competitive pressures in the market.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $16.6 million during the three-month period ended August 31, 2004 compared to $16.9 million during the three-month period ended August 31, 2003. Biloxi operations had a $0.2 million decrease in gaming costs primarily attributable to a decrease in gaming taxes resulting from a decrease in gaming revenues and a decrease in payroll and payroll benefits. As a percentage of gaming revenues, gaming costs increased to 55.7% during the three-month period ended August 31, 2004 from 54.9% during the three-month period ended August 31, 2003.

  The Company's consolidated food and beverage expenses were $2.0 million during the three-month period ended August 31, 2004, compared to $2.1 million during the three-month period ended August 31, 2003, a decrease of $0.1 million, or 4.8%.

  The Company's consolidated hotel, retail and other expenses were $0.6 million during the three-month period ended August 31, 2004, compared to $0.8 million during the three-month period ended August 31, 2003, a decrease of $0.2 million, or 25.0%. The decrease is attributable the decrease in hotel, retail and other revenue in Biloxi.

  The Company's consolidated selling, general and administrative expenses were $7.1 million during the three-month period ended August 31, 2004, compared to $7.3 million during the three-month period ended August 31, 2003, a decrease of $0.2 million, or 2.7%. Corporate overhead decreased $0.1 million primarily as a result of decrease in payroll benefits.

  Depreciation and amortization expenses were $1.9 million during the three-month period ended August 31, 2004, compared to $2.0 million during the three-month period ended August 31, 2003.

  Operating income. As a result of the foregoing items, the Company had operating income of $1.0 million for the three-month period ended August 31, 2004, compared $2.0 million for the three-month period ended August 31, 2003.

  Interest expense, net. The Company incurred net interest expense of $0.7 million during the three-month period ended August 31, 2004, compared to $0.8 million during the three-month period ended August 31, 2003, a decrease of $0.1 million. The decrease is a result of PBLLC having paid its lender $6.4 million on March 15, 2004.

  Reorganization items, net. The Company incurred reorganization costs of $0.7 million during the three-month period ended August 31, 2004, compared to $0.4 million during the three-month period ended August 31, 2003.

  Minority interest expense. The Company incurred $0.3 million minority interest expense for both three-month periods ended August 31, 2004 and 2003. During both periods the minority interest results from the priority return on the Class B Unit in PBLLC in which an entity wholly-owned by the Chairman of the Board of the Company owns and has preferred rights to certain cash flows. Such amounts were accrued but not paid.

  Net income/loss. The Company recognized a net loss of $0.7 million during the three-month period ended August 31, 2004, compared to no net income during the three-month period ended August 31, 2003.

Six-Month Period Ended August 31, 2004 Compared to the
Six-Month Period Ended August 31, 2003

  Net operating revenues. The Company generated net consolidated operating revenues of $58.5 million during the six-month period ended August 31, 2004 compared to $63.2 million during the six-month period ended August 31, 2003. The St. Louis and Biloxi operations experienced decreases in operating revenues of $2.1 million and $2.6 million, respectively.

  Gaming revenues from the Company's St. Louis casino operations decreased to $36.7 million from $38.0 million during the six-month period ended August 31, 2003, a decrease of $1.3 million, or 3.5%. The current year decrease is primarily the result of continued strong advertising and promotions by two competitors in the St. Louis market which have significantly greater name recognition and financial resources. Gaming revenues at the Company's Biloxi operations decreased to $22.7 million from $24.7 million during the six-month period ended August 31, 2003. The Biloxi property is under capital expenditure constraints. Gaming revenues have been negatively impacted by certain competitors' slot product upgrades, specifically multi-denominational games and ticket-in-ticket-out systems which management believes has resulted in a decrease in number of guests.

  The Company's revenues from food and beverage were $6.8 million during the six-month period ended August 31, 2004 compared to $7.0 million during the six-month period ended August 31, 2003, a decrease of 2.8%.

  The Company's revenues from hotel, retail and other were $5.7 million during the six-month period ended August 31, 2004, compared to $6.4 million during the six-month period ended August 31, 2003, a decrease of $0.7 million, or 10.9%. The decrease was primarily attributable to a decrease in hotel revenue of $0.6 million resulting from a decrease in room nights sold.

  Promotional allowances were $13.5 million during the six-month period ended August 31, 2004, compared to $12.9 million during the six-month period ended August 31, 2003, an increase of $0.6 million, or 4.7%. Promotional allowances in St. Louis increased $1.0 million and Biloxi decreased $0.4 million. In St. Louis, promotional allowances increased primarily as a result of responding to the competitive pressures in the market. In Biloxi, the decrease is the result of a decrease in revenue.

  Operating costs and expenses. The Company's consolidated gaming costs and expenses were $33.1 million during the six-month period ended August 31, 2004, compared to $34.4 million during the six-month period ended August 31, 2003, a decrease of $1.3 million, or 3.7%. Gaming costs and expenses at the St. Louis operations decreased $0.7 million as a result of a decrease in gaming and admission taxes of $0.5 million due to decreased gaming revenues, a decrease in payroll and payroll benefits of $0.1 million and a decrease in slot machine lease expense of $0.1 million. Biloxi gaming costs and expenses decreased $0.5 million as a result of a decrease of $0.2 million in employee benefits and a combined decrease in equipment rental and gaming taxes of $0.2 million.

  The Company's consolidated food and beverage expenses were $4.0 million during the six-month period ended August 31, 2004, compared to $4.2 million during the six-month period ended August 31, 2003, a decrease of $0.2 million, or 4.8%. Food and beverage expense at the St. Louis operations decreased $0.2 million primarily as a result of an increase in food and beverage promotions, the cost of which is classified as a gaming expense.

  The Company's consolidated hotel, retail and other expenses were $1.3 million during the six-month period ended August 31, 2004, compared to $1.6 million during the six-month period ended August 31, 2003, a decrease of $0.3 million, or 18.8%. The decrease is attributable to less hotel, retail and other revenue.

  The Company's consolidated selling, general and administrative expenses were $14.2 million during the six-month period ended August 31, 2004, compared to $14.4 million during the six-month period ended August 31, 2003, a decrease of $0.2 million, or 14.1%. The Company's St. Louis casino operations and Biloxi operations maintained relatively the same selling, general and administrative expense during both six-month periods. The Company's corporate overhead decreased $0.2 million as a result of a decrease in payroll benefits.

  Depreciation and amortization expense was $3.8 million during the six-month period ended August 31, 2004 compared to $4.1 million during the six-month period ended August 31, 2003.

  Operating (loss) income. As a result of the foregoing items, the Company had operating income of $1.9 million during the six-month period ended August 31, 2004 compared to $4.6 million during the six-month period ended August 31, 2003.

  Interest expense, net. The Company incurred net interest expense of $1.4 million during the six-month period ended August 31, 2004, compared to $1.9 million during the six-month period ended August 31, 2003, a decrease of $0.5 million. The decrease is a result of PBLLC having paid its lender $6.4 million on March 15, 2004.

  Restructuring items, net. The Company incurred restructuring costs of $1.1 million during the six-month period ended August 31, 2004, compared to $0.9 million during the six-month period ended August 31, 2003.

  Minority interest expense. The Company incurred $0.7 million during the six-month period ended August 31, 2004 compared to $0.6 million of minority interest expense during the six-month period ended August 31, 2003.

  Net income/loss. The Company recognized a net loss of $1.3 million during the six-month period ended August 31, 2004, compared to net income of $0.4 million during the six-month period ended August 31, 2003.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets no longer used in the Company's casino operations.

  As discussed above, the Company and its operating subsidiaries, with the exception of PBLLC and President Riverboat Casino-New York, Inc., are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will continue to incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy, management believes that its liquidity and capital resources will be sufficient to maintain its normal operations at current levels. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not make the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of August 31, 2004, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  The Company requires approximately $6.5 million of cash on hand to fund daily operations. As of August 31, 2004, the Company had $15.2 million of non-restricted cash in excess of the $6.5 million. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. The debt obligations will be stayed during the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $2.1 million in restricted cash as of August 31, 2004, which related to PBLLC. PBLLC deposits revenues into lockboxes that are controlled by its lender. Expenditures from the lockboxes are limited to the operating expenses, capital improvements and debt service of PBLLC as defined by its loan agreement. PBLLC operates under a cash collateral stipulation and agreement, which allows PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement. Revenues of PBLLC include the operations of the hotel and golf course and $3.2 million annually of proceeds from rental of the Biloxi casino's mooring site.

  The Company had $0.4 million in restricted short-term investments as of August 31, 2004, consisting of a certificate of deposit guaranteeing a certain performance obligation required by the Mississippi Gaming Commission.

  The Company generated $0.5 million of cash in operating activities during the six-month period ending August 31, 2004, compared to $4.8 million provided by operating activities during the six-month period ending August 31, 2003. During the six-month period ended August 31, 2004, the Company's operating income decreased $2.7 million from the prior year six-month period, which was the primary factor resulting in the decrease of cash provided from operating activities.

  Investing activities of the Company generated $4.7 million of cash during the six-month period ending August 31, 2004. The Company generated net cash of $6.4 million from the sale of the Broadwater Tower. The Company expended $2.1 million on gaming equipment and capital improvements, of which approximately $1.4 million and $0.7 million was expended in St. Louis and Biloxi, respectively.

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

  On September 15, 2004, the Company received a letter on behalf of the holder of the Lehman note questioning whether certain insurance requirements of the note were being met. The Company has responded, clarifying certain coverage, adding additional coverages and has asked for additional time to cure any defaults that may exist. If the Company is unable reach an accord with the note holder to cure any alleged default, the note holder may begin default proceedings.

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA, the owner of the Class B Unit in PBLLC; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board and Vice President of Marine and Development; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing many of the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the Noteholders, who have security interests in the Assets, approval.

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

  Subsequently, the Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of Lehman. Thereafter, an Examiner, as described below, appointed at the request of the Noteholders filed a motion to set aside the Court's order, which motion has been denied by the Missouri Bankruptcy Court.

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

  As a result of the Examiner's report, on June 14, 2004, the Company, along with certain of its debtor-in-possession subsidiaries (the "Debtors"), entered into a tolling agreement with Mr. Connelly, Mr. Aylsworth, Karl G. Andren, Royal P. Walker, Jr., Mr. Wirginis and J. Edward Connelly Associates, Inc. ("JECA"). Mssrs. Connelly, Aylsworth, Andren, Walker and Wirginis constitute the Board of Directors of the Company. Under the terms of the tolling agreement, the period of time from June 14, 2004 to and including July 31, 2004, shall not be relied upon under any statute of limitations in defense of any lawsuit, action or proceeding that the Debtors could commence against the Directors or JECA. This agreement was amended and restated during July 2004 to extend the period through December 31, 2004. At this time Management is unable to predict with certainty what action, if any, may be taken.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of August 31, 2004, the Company had $115.7 million of debt. Of this amount $75.0 million bears contractual interest at fixed rates and is classified as liabilities subject to compromise and $1.7 million bears contractual interest at a fixed rate and is classified as liabilities of discontinued operations. The remaining $39.0 million bears contractual interest at a variable rate. The $39.0 million Broadwater Property debt bears interest at a stipulated variable rate at the greater of (i) 7.75% or (ii) 4.0% plus the LIBOR 30-day rate. As of August 31, 2004, the interest rate applicable to the debt a carrying variable rate was 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of August 31, 2004, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds

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

                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: October 15, 2004                          /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                                  35
PAGE> 38
                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
    2 Riverboat Casino Sale and Purchase Agreement entered into as of 30th day of September, 2004, by and among President Casinos, Inc. debtor and debtor-in-possession in a Chapter 11 bankruptcy case, Case No. 02-53005 pending in the United
            States Bankruptcy Court for the Eastern District of
            Missouri, President Riverboat Casino-Missouri, Inc. and
            Columbia Sussex, Inc.
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   31.1 Certification of Chief Executive Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   31.2 Certification of Chief Financial Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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