Form 10-Q
period 2004-11-30
PRESIDENT CASINOS INC
filed 2005-01-14
CIK 888507

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 2004

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of January 14, 2005.

==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 29, 2004.............................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three and Nine Months Ended November 30, 2004 and 2003......2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 2004 and 2003................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................19

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....35

  Item 4.  Controls and Procedures.......................................36

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................36

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...36

  Item 3.  Defaults Upon Senior Securities...............................36

  Item 4.  Submission of Matters to a Vote of Security Holders...........37

  Item 5.  Other Information.............................................37

  Item 6.  Exhibits......................................................37

Signatures...............................................................38

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                                   (DEBTORS-IN-POSSESSION)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                          (in thousands, except share per data)

                                                                 Nov. 30,   Feb. 29,
                                                                   2004       2004
                                                                 --------   --------
         ASSETS
         Current assets:
          Cash and cash equivalents......................       $  3,508   $  6,665
          Restricted cash................................          2,114      2,322
          Restricted short-term investments..............            350        350
          Accounts receivable, net of allowance for
            doubtful accounts of $40 and $16.............            209        302
          Other current assets...........................          2,822      2,082
                                                                ---------  ---------
              Total current assets.......................          9,003     11,721
                                                                ---------  ---------
         Property and equipment, net of accumulated
          depreciation of $23,442 and $22,909............         46,858     53,727
         Assets of discontinued operations...............         52,950     51,370
                                                                ---------  ---------
                                                                $108,811   $116,818
                                                                =========  =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities:
          Current portion of long-term debt..............       $ 39,038   $    --
          Accounts payable...............................            902        634
          Accrued payroll and benefits...................          1,594      2,286
          Accrued interest...............................            237        268
          Other accrued liabilities......................          2,218      2,174
          Liabilities from discontinued operations.......          8,696      8,735
                                                                ---------  ---------
              Total current liabilities..................         52,865     14,097

        Long-term liabilities............................            --      45,429
        Minority interest................................         18,673     17,653
                                                                ---------  ---------
              Total liabilities not
                subject to compromise....................         71,358     77,179

        Liabilities subject to compromise................         91,865     91,988
                                                                ---------   --------
              Total liabilities..........................        163,223    169,167
                                                                ---------   --------
        Commitments and contingencies....................            --         --
        Stockholders' deficit:
          Preferred Stock, $0.01 par value per share;
            150 shares authorized; none issued
            and outstanding..............................            --         --
          Common Stock, $0.06 par value per share;
            14,000 shares authorized; 5,033 shares
            issued and outstanding.......................            302        302
          Additional paid-in capital.....................        101,729    101,729
          Accumulated deficit............................       (156,443)  (154,380)
                                                                ---------  ---------
              Total stockholders' deficit................        (54,412)   (52,349)
                                                                ---------  ---------
                                                                $108,811   $116,818
                                                                =========  =========

        See Notes to Condensed Consolidated Financial Statements.

                                      PRESIDENT CASINOS, INC.
                                      (DEBTORS-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                             (in thousands, except per share data)

                                                 Three Months               Nine Months
                                                Ended Nov. 30,             Ended Nov. 30,
                                               2004        2003           2004        2003
                                              ------      ------         ------      ------

OPERATING REVENUES:
  Gaming...................................  $  9,002    $ 10,744       $ 31,678    $ 35,474
  Food and beverage........................     1,905       2,388          4,964       7,517
  Hotel....................................     1,293       1,518          6,863       5,806
  Retail and other.........................       399         511          1,462       1,838
  Less promotional allowances..............    (3,359)     (4,054)       (12,366)    (13,497)
                                             ---------   ---------      ---------   ---------
    Net operating revenues.................     9,240      11,107         32,601      37,138
                                             ---------   ---------      ---------   ---------
OPERATING COSTS AND EXPENSES:
  Gaming...................................     4,881       5,655         16,458      17,744
  Food and beverage........................       922       1,107          3,166       3,384
  Hotel....................................       168         271            638         831
  Retail and other.........................       265         284            818         968
  Selling, general and administrative......     3,483       4,021         11,619      12,294
  Depreciation and amortization............       452         499          1,373       1,540
                                             ---------   ---------      ---------   ---------
    Total operating costs and expenses.....    10,171      11,837         34,072      36,761
                                             ---------   ---------      ---------   ---------
OPERATING INCOME (LOSS)....................      (931)       (730)        (1,471)        377
                                             ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense (contractual interest
    of $4,096 and $3,964 for the three-
    month periods and $12,099 and $11,895
    for the nine-month periods)............      (717)       (843)        (2,189)     (2,796)
  Interest income..........................         6          10             23          47
  Reorganization items, net................      (273)        (47)          (677)        (22)
  Gain on sale of assets...................       --          --              17          13
  Other income.............................       --          225            125         225
                                             ---------   ---------      ---------   ---------
    Total other income (expense)...........      (984)       (655)        (2,701)     (2,533)
                                             ---------   ---------      ---------   ---------
LOSS BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............    (1,915)     (1,385)        (4,172)     (2,156)
Minority interest..........................       352         324          1,020         978
                                             ---------   ---------      ---------   ---------
LOSS FROM CONTINUING OPERATIONS............    (2,267)     (1,709)        (5,192)     (3,134)
                                             ---------   ---------      ---------   ---------
Income (loss) from discontinued operations.     1,499        (885)         3,129         942
                                             ---------   ---------      ---------   ---------
NET LOSS...................................  $   (768)   $ (2,594)      $ (2,063)   $ (2,192)
                                             =========   =========      =========   =========
Basic and diluted net loss per
   share from continuing operations........  $  (0.45)   $  (0.34)      $  (1.03)   $  (0.62)

Basic and diluted net income (loss) per
   share from discontinued operations......  $   0.30    $  (0.18)      $   0.62    $   0.18
                                             ---------   ---------      ---------   ---------
Basic and diluted net loss per share.......  $  (0.15)   $  (0.52)      $  (0.41)   $  (0.44)
                                             =========   =========      =========   =========
Weighted average common and dilutive
 potential shares outstanding..............     5,033       5,033          5,033       5,033
                                             =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Nine Months Ended Nov. 30,
                                                         2004        2003
                                                        ------      ------

Net cash used in continuing operating activities..    $   (844)   $   (203)
                                                      ---------   ---------
Cash flows from investing activities from
   continuing operations:
  Expenditures for property and equipment.........        (927)       (439)
  Change in restricted cash.......................         208       2,575
  Proceeds from sales of property and equipment...       6,441          13
  Purchase of short-term investments..............         --           (2)
  Maturity of short-term investments..............         --           74
                                                      ---------   ---------
    Net cash provided by investing
     activities from continuing operations........       5,722       2,221
                                                      ---------   ---------
Cash flows from financing activities from
    continuing operations:
  Repayment of notes payable......................      (6,392)     (3,551)
  Minority interest payments......................         --           (2)
                                                      ---------   ---------
    Net cash used in financing activities
      from continuing operations..................      (6,392)     (3,553)
                                                      ---------   ---------
Net cash provided by (used in)
  discontinued operations.........................      (1,643)        895
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........      (3,157)       (640)

Cash and cash equivalents at beginning of period..       6,665       6,708
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $  3,508    $  6,068
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest by continuing operations.    $  2,220    $  2,124
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BANKRUPTCY PROCEEDINGS

  As used herein, the term "Company" refers to President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by the Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows. As described below, President Casinos, Inc. and certain of its subsidiaries are currently in bankruptcy proceedings.

  On June 20, 2002, President Casinos, Inc. together with its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). Subsequently, on July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where the latter proceeding is now pending and being administered.

  The Company and its operating subsidiaries, except President Broadwater Hotel, LLC, each continue in possession and use of their assets as debtors-in-possession. The Company and its operating subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated under the President Casinos, Inc. case.

  Prior to any of the cases being transferred to the Missouri Bankruptcy Court, the Mississippi Bankruptcy Court established "bar dates," all of which have expired, by which all claimants were required to submit and characterize claims against the Company. As part of the Company's Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the filings for the purpose of identifying certain pre-petition claims. In the Company's Chapter 11 cases, substantially all of the Company's liabilities as of the filing date are subject to adjustment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. Schedules have been filed by the Company with the Bankruptcy Courts setting forth the assets and liabilities of the debtors as of the filing dates as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts and unexpired leases, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items.

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

  The Company has entered into agreements to sell its St. Louis, Missouri and Biloxi, Mississippi gaming operations. If consummated under the current terms of such agreements, the Company would not have any current ongoing business operations. Under the current terms of such sale agreements, the aggregate purchase price to be received by the Company in connection with such sales of its gaming and hotel operations would not fully discharge the Company's obligations under its existing indebtedness or result in any remaining proceeds to the Company and, accordingly, the Company would be unable to continue as a going concern. However, the contract for the sale of the

Company's Biloxi, Mississippi operations is subject to an overbidding process that may result in additional proceeds to the Company. Each of the transactions is subject to numerous closing conditions, including approvals of gaming regulatory authorities. As a result of the foregoing, at this time the Company is unable to predict with certainty whether the sale transactions will be consummated, the amount of sale proceeds to be realized by the Company or whether such sale proceeds will be sufficient to discharge the Company's existing indebtedness, and the Company's future ability to continue as a going concern.

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

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis Operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28,000, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur not earlier than the Summer of 2005.

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

  -- Broadwater Hotel Operations

  President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, was in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. J. Edward Connelly and Associates, Inc., an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continued in possession and use of its assets as a debtor-in-possession and had an agreement with its secured lender and largest creditor, approved by the Mississippi Bankruptcy Court, which allowed PBLLC's use of its cash collateral.

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company initiated consummation of the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to its secured lender were modified with respect to the debt amount, the interest rate and the due date. See "Note 5. Long-Term Debt and Current Portion of Long-Term Debt."

  -- Mississippi Assets Sale

  On November 15, 2004, President Mississippi, Vegas Vegas, Inc. ("Vegas Vegas"), and PBLLC (collectively with President Mississippi and Vegas Vegas, the "Sellers"), on the one hand, and Broadwater Properties, LLC (the "Purchaser"), on the other hand, entered into a Sale and Purchase Agreement (the "Purchase Agreement") pursuant to which the Purchaser will acquire from the Sellers substantially all of the real and personal property associated with the Registrant's Biloxi, Mississippi operations. Under the terms of the Purchase Agreement, the purchase price for the transaction will be approximately $66,000, subject to certain adjustments.

  The Purchase Agreement represents a "stalking horse" bid under Section 363 of the Bankruptcy Code that is subject to an overbidding auction, and subsequent approval of the bankruptcy court. The closing of the transaction will also be subject to various other closing conditions as set forth in the Purchase Agreement, including without limitation expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and Purchaser's receipt of authority from the State of Mississippi to construct a condominium development on the real property included in the transaction.

  On November 29, 2004, the Sellers and the Purchaser entered into an Amendment to Sale and Purchase Agreement (the "Amendment"). Under the terms of the Amendment, certain terms of the Purchase Agreement were amended. The Amendment established a new auction date of Thursday, January 20, 2005 in St. Louis, Missouri. Additionally, the Amendment amended the Purchase Agreement to limit the Sellers' remedy in the event of the Purchaser's failure to perform the Purchase Agreement to the amount of the escrow deposit ($1,000), together with all accrued and undistributed earnings. It is anticipated that the operations will continue in Biloxi with the new owners.

  During March 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500. The President's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds were used to reduce the debt of the Company's subsidiary, President Broadwater Hotel, LLC. The Company also entered into a lease with the new owners whereby the Company will continue to operate Broadwater Tower Hotel through September 15, 2004, with options for additional extensions. The Company has exercised its option to lease the hotel and the current period extends through January 15, 2005. The Company anticipates it will further extend the lease option.

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA, the owner of the Class B Unit in PBLLC; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board and Vice President of Marine and Development; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing many of the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to bankruptcy court approval and approval of the Noteholders, who have security interests in the Assets, approval. The agreement sets forth certain allocations of sale proceeds between JECA and the Noteholders, but does not address how trade creditors will be satisfied.

  The agreement binds only the parties thereto and establishes priorities between or among the parties to the agreement and shall not be binding on any holder of claims or interests against anyone that is not a party to the agreement. The term of the agreement is from March 1, 2004 to March 1, 2005. The Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of its secured lender. Thereafter, an Examiner (as described below) appointed at the request of the Noteholders filed a motion to set aside the Court's order, which motion has been denied by the Missouri Bankruptcy Court.

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

  In the event of a sale of all or substantially all of the Assets, the proceeds (gross proceeds less typical closing adjustments including brokerage commission) from the sale, other than the amount to be paid to Vegas Vegas, shall be allocated among the parties to the agreement as follows:

   (i) the first dollars shall be paid to the secured lender of PBLLC, to satisfy in full the indebtedness due to it;
  (ii) the next $10,000 shall be allocated equally between JECA and the Noteholders on a dollar for dollar basis. If President Mississippi assets are sold separately and the proceeds are paid to the Noteholders, then such dollars shall be a credit on the amount payable to Noteholders under this provision;
 (iii)  the next $8,000 shall be paid to Noteholders;
  (iv) the next $26,000 (twice the remaining amount owing to JECA after payment of the $5,000 above) shall be split on a dollar for dollar basis between the Noteholders and JECA;
   (v) the next dollars shall be paid to the Noteholders until their debt is satisfied in full;
  (vi)  the remaining dollars shall be paid to President Mississippi.

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

  As a result of the Examiner's report, on June 14, 2004, the Company, along with certain of its debtor-in-possession subsidiaries (the "Debtors"), entered into a tolling agreement with Mr. Connelly, Mr. Aylsworth, Karl G. Andren , Royal P. Walker, Jr., Mr. Wirginis and J. Edward Connelly Associates, Inc. ("JECA"). Mssrs. Connelly, Aylsworth, Andren, Walker and Wirginis constitute the Board of Directors of the Company. Under the terms of the tolling agreement, the period of time from June 14, 2004 to and including July 31, 2004, shall not be relied upon under any statute of limitations in defense of any lawsuit, action or proceeding that the Debtors could commence against the Directors or JECA. This agreement was amended and restated during July 2004 to extend the period through December 31, 2004. The agreement expired and no action was taken by the Debtors.

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

  As of November 30, 2004, the Company had $3,508 of unrestricted cash and cash equivalents. The Comapny also had $20,115 held in discontinued operations. Of these amounts, the Company requires a minimum of approximately $4,000 for the St. Louis operations and $2,500 for the Biloxi operations as working capital. The Company is heavily dependant on cash generated from operations to continue to operate as planned in its existing jurisdictions and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

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

3.  NATURE OF OPERATIONS

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Missouri, which is classified as discontinued operations. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. President Broadwater Hotel, LLC, a limited liability company ("PBLLC") in which Broadwater Hotel, Inc. ("BHI") has a Class A ownership interest, owns approximately 240 acres in Biloxi, Mississippi, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater", a hotel with approximately 333 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). BHI is a wholly-owned subsidiary of the Company.

4.  PROPERTY AND EQUIPMENT

  On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code for the Company's St. Louis operations. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. As such, property and equipment of the St. Louis operations has been reclassified to "Assets of Discontinued Operations" as of November 30, 2004 and February 29, 2004. See "Note 9. Discontinued Operations."

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500 to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial lease through September 15, 2004, with the new owners whereby the Company will continue to operate the Broadwater Tower Hotel with options for additional extensions. The Company has exercised its option to lease the hotel. The current option period is through January 15, 2005 and the Company anticipates it will further extend it. No gain or loss was recorded on the sale of the Broadwater Tower.

5.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of November 30, 2004, all of the Company's long-term debt, except the Broadwater Hotel note, was classified as liabilities subject to compromise. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net."

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to its secured lender were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On August 28, 2003, the Company paid its secured lender $3,551 pursuant to the Modified Plan. As of November 30, 2004, the principal amount of the Modified Indebtedness was $39,038. The principal amount of the Modified Indebtedness bears interest at a rate of 12.75% per annum until the obligation is satisfied. The maturity date of the Modified Indebtedness is June 1, 2005. Interest is payable during the term of the Modified Indebtedness on the adjusted loan obligation amount. As of November 30, 2004, the adjusted loan obligation amount was $36,621. PBLLC is required to pay interest earned on the adjusted loan obligation monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating through the term of the Modified Indebtedness.

  In the event that payment in full of the Modified Indebtedness is made after November 1, 2003 but prior to June 2, 2005, interest on the Modified Indebtedness will be calculated at a lower rate as set forth in the Modified Plan.

  The Modified Plan contains an express waiver of rights by PBLLC to seek future bankruptcy protection. J. Edward Connelly Associates, Inc. ("JECA"), the holder of a Class B interest in PBLLC, retained its membership interest, but any payments by PBLLC to JECA shall be restricted until such time as all outstanding obligations to its secured lender and other creditors receiving funds under the Modified Plan are discharged.

  The Company has been notified that the Modified Indebtedness has been transferred from the original secured lender to a new third party secured lender. On September 15, 2004, the Company received a letter on behalf of the holder of the Modified Indebtedness questioning whether certain insurance requirements of the note were being met. The Company has responded, clarifying certain coverage, adding additional coverages and has asked for additional time to cure any defaults that may exist. If the Company is unable reach an accord with the note holder to cure any alleged default, the note holder may begin default proceedings. The Company subsequently purchased the required insurance to cure such defaults.

6.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                  Nov. 30,     Feb. 29,
                                                                    2004         2004
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250      $ 56,250
              Secured Notes, 12%..............................     18,750        18,750
              Accrued interest................................     13,027        13,027
              Accounts payable and other accrued expenses.....      3,837         3,961
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 91,865      $ 91,988
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

  As of November 30, 2004, all reorganization items consist of professional fees.

7.  STOCK-BASED COMPENSATION

  As of November 30, 2004, the Company has three stock Option Plans. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Substantially all of the Company's stock options were vested as of November 30, 2004. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during either the nine-month period ended November 30, 2004 or fiscal year 2004.

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

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans for certain Missouri key casino employees, certain key employees will receive 50% of their then salary which will be due and payable on the earlier of the following dates: (i) the date on which all or substantially all of President Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary

Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments. The aggregate amount of the Missouri retention agreements, including corporate, is $505.

  On April 1, 2004, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain Mississippi casino employees. The terms and conditions are the same as the Missouri key casino employee Retention Plan except the assets and operations refer to those of Mississippi and one key employee receiving his then twelve month salary rather than 50%. The aggregate amount of the Mississippi retention agreements is $322.

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

Other

  The Company is from time to time a party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. Management of the Company does not believe that the outcome of any such litigation will have a material adverse effect on the Company's financial condition or results of operations, or would have any material adverse impact upon the gaming licenses of the Company's subsidiaries.

Labor Agreement

 Certain gaming, service and maintenance employees of President Missouri are covered by a collective bargaining agreement setting out wages, benefits and other terms and conditions of employment. The current collective bargaining agreement expired on October 1, 2004, but was extended through October 17,

2004. On October 9, 2004, a vote was held to ratify a new labor agreement. The terms of the new labor agreement were rejected by the covered employees, who voted in favor of a strike. During the third quarter of fiscal 2005, management negotiated with the union a satisfactory resolution and the labor agreement was ratified effective October 1, 2004. The labor agreement covers approximately 300 of the Company's 700 St. Louis employees. The Company anticipates that payroll will increase approximately $400 annually as a result of the new labor agreement.

9.  DISCONTINUED OPERATIONS

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis Operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28,000, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur not earlier than the Summer of 2005.

  The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel was foreclosed on by the lender which holds a Preferred First Fleet Mortgage collateralizing debt owed to them.

  In accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," the St. Louis operations and leasing segment are accounted for as discontinued operations.

  The components of assets of and liabilities from discontinued operations are as follows:


                                                                  Nov. 30,     Feb. 29,
                                                                    2004         2004
                                                                   ------       ------

              Cash and cash equivalents..................        $ 20,115      $ 16,097
              Receivables................................             218           364
              Inventories................................             513           480
              Prepaid expenses...........................           1,628         1,791
              Property and equipment.....................          30,476        32,638
                                                                 ---------     ---------
                                                                 $ 52,950      $ 51,370
                                                                 =========     =========
              M/V "President Casino-Mississippi"
                note payable.............................        $  1,700      $  2,100
              Accounts payable...........................           1,070           751
              Accrued payroll and benefits...............           1,874         2,139
              Accrued interest payable...................             772           720
              Other accrued liabilities..................           3,280         3,025
                                                                  --------     ---------
                                                                  $ 8,696      $  8,735
                                                                  ========     =========

  As of November 30, 2004, all of the assets from discontinued operations and $5,303 of the liabilities relate to the St. Louis operations. As of February 29, 2004, $50,970 of the assets from discontinued operations and $5,089 of the liabilities relate to the St. Louis operations.

  The Company's St. Louis segment had operating income of $1,872 consisting of revenues of $17,044 and operating expenses of $15,172 during the three-month period ending November 30, 2004, compared to operating income of $775, consisting of revenues of $16,402 and operating expenses of $15,627 during the three-month period ending November 30, 2003. The Company's St. Louis segment had operating income of $4,297, consisting of revenues of $52,135 and operating expenses of $47,838 during the nine-month period ending November 30, 2004, compared to operating income of $4,238, consisting of revenues of $53,614 and operating expenses of $49,376 during the nine-month period ending November 30, 2003.

M/V "President Casino-Mississippi" Note

  The Company defaulted under the terms of its M/V "President Casino-Mississippi" note. The M/V "President Casino-Mississippi" was previously operated by the Company as a casino in Biloxi, Mississippi. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralize a term note payable which was also personally guaranteed by Mr. Connelly. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2,100 principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1,200. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $500.

  Because the Note was also guaranteed by the Company and President Mississippi, the payment of the personal guarantee triggered a right of contribution to Mr. Connelly from both the Company and the President Mississippi. In addition, Mr. Connelly became partially jointly subrogated to the lender's right under the Note to collect the payment by him from the Company's subsidiary that issued the Note. The Note remains outstanding but has been credited with the payment by Mr. Connelly and will be credited by the value realized on foreclosure. Thus, while the parties responsible for payment have shifted, a portion of Mr. Connelly's guarantee has been paid, and the collateral has been used to satisfy a portion of the Note, the obligation remains outstanding. It is not possible at this time to determine the amounts that may be owed by whom or to whom with respect to the above described person and entities.

  In addition, as a part of the settlement agreement with the lender, Mr. Connelly was assigned a one-half interest in certain claims filed by the lender in the Missouri Bankruptcy Court. It is not possible to predict whether these claims will be successful or the amount, if any, that will be paid with respect to these claims.

10.  SEGMENT INFORMATION

  The Company has one reportable segment from continuing operations consisting of the Biloxi casino and the Broadwater Property. All operating revenues are generated by the Biloxi segment. See "Note 9. Discontinued Operations" for the results of the Company's discontinued operations.

  The Company has no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.


                                                    Three Months              Nine Months
                                                  Ended November 30,       Ended November 30,
                                                   2004       2003          2004       2003
                                                  ------     ------        ------     ------

    OPERATING INCOME (LOSS):
    Biloxi operations......................      $   (255)  $   (120)     $    447   $  2,472
    Corporate administration...............          (676)      (610)       (1,918)    (2,095)
                                                 ---------  ---------     ---------  ---------
    OPERATING INCOME (LOSS)................      $   (931)  $   (730)     $ (1,471)  $    377
                                                 =========  =========     =========  =========

  A summary of assets by segment, is as follows:

                                                          Nov. 30,    Feb. 29,
                                                            2004        2004
                                                           ------      ------

               Biloxi operations.......................   $ 51,844    $ 59,559
               Corporate assets........................        758       2,630
               Development assets......................      3,259       3,259
               Discontinued operations.................     52,950      51,370
                                                          ---------   ---------
                   Net assets..........................   $108,811    $116,818
                                                          =========   =========

  A summary of net property and equipment by segment, is as follows:

                                                          Nov. 30,    Feb. 29,
                                                            2004        2004
                                                           ------      ------
              Property and Equipment:
                Biloxi operations.....................   $ 43,593    $ 50,461
                Corporate assets......................          6           7
                Development assets....................      3,259       3,259
                                                         ---------   ---------
                    Net Property and Equipment........   $ 46,858    $ 53,727
                                                         =========   =========

  Substantially all additions to property and equipment were made by the Biloxi operations.

11.  INSURANCE RISK

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

  The Company carries business interruption insurance with exclusions for windstorm and flood for its casino operations. The Company's Broadwater Property does have business interuption insurance for interuptions caused by windstorm and flood as required by the Modified Indebtedness.

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

  The Company has entered into agreements to sell its St. Louis, Missouri and Biloxi, Mississippi gaming operations. If consummated under the current terms of such agreements, the Company would not have any current ongoing business operations. Under the current terms of such sale agreements, the aggregate purchase price to be received by the Company in connection with such sales of its gaming and hotel operations would not fully discharge the Company's obligations under its existing indebtedness or result in any remaining proceeds to the Company and, accordingly, the Company would be unable to continue as a going concern. However, the contract for the sale of the Company's Biloxi, Mississippi operations is subject to an overbidding process that may result in additional proceeds to the Company. Each of the transactions is subject to numerous closing conditions, including approvals of gaming regulatory authorities. As a result of the foregoing, at this time the Company is unable to predict with certainty whether the sale transactions will be consummated, the amount of sale proceeds to be realized by the Company or whether such sale proceeds will be sufficient to discharge the Company's existing indebtedness, and the Company's future ability to continue as a going concern.

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

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis Operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur not earlier than the Summer of 2005.

  On November 15, 2004, President Mississippi, Vegas Vegas, Inc. ("Vegas

Vegas"), and PBLLC (collectively with President Mississippi and Vegas Vegas, the "Sellers"), on the one hand, and Broadwater Properties, LLC (the "Purchaser"), on the other hand, entered into a Sale and Purchase Agreement (the "Purchase Agreement") pursuant to which the Purchaser will acquire from the Sellers substantially all of the real and personal property associated with the Registrant's Biloxi, Mississippi operations. Under the terms of the Purchase Agreement, the purchase price for the transaction will be approximately $66.0 million, subject to certain adjustments.

  The Purchase Agreement represents a "stalking horse" bid under Section 363 of the Bankruptcy Code that is subject to an overbidding auction, and subsequent approval of the bankruptcy court. The closing of the transaction will also be subject to various other closing conditions as set forth in the Purchase Agreement, including without limitation expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and Purchaser's receipt of authority from the State of Mississippi to construct a condominium development on the real property included in the transaction.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6.5 million to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial lease through September 15, 2004, with the new owners whereby the Company will continue to operate the Broadwater Tower Hotel with options for additional extensions. The Company renewed its option. The current option period is through January 15, 2005 and the Company anticipates it will further extend it.

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

Overview

  The Company's operating results are affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the economic environment and general weather conditions. Consequently, the Company's operating results may fluctuate from period to period and the results for any period may not be indicative of results for future periods. The Company's operations are not significantly affected by seasonality.

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

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods, hurricanes and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. Under less severe conditions, high river levels in St. Louis cause reduced parking and a general public perception of diminished access to the casino resulting in decreased revenues. Management believes the relocation of the "Admiral" in December 2000 diminished the negative effects of high water on its St. Louis operations.

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

Results of Operations

  The results of continuing operations for the three-month and nine-month periods ended November 30, 2004 and 2003 include the gaming results for the Company's operations in Biloxi, Mississippi and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property). The pending sale of the St. Louis casino requires the Company to classify the St. Louis operations in discontinued operations. Included in discontinued operations is the Company's operations in St. Louis, Missouri and, in fiscal 2003, the Company's leasing operations.

  The following table highlights the results of the Company's operations.

                                    Three Months            Nine Months
                                  Ended November 30,     Ended November 30,
                                    2004      2003         2004      2003
                                   ------    ------       ------    ------
                                                 (in millions)

Continuing Operations

Biloxi, Mississippi Segment
  Operating revenues               $  9.2    $ 11.1       $ 32.6    $ 37.1
  Operating income (loss)            (0.2)     (0.1)         0.4       2.5

Corporate Administrative and
  Development operating loss       $ (0.7)   $ (0.6)      $ (1.9)   $ (2.1)

Discontinued Operations

St. Louis, Missouri Segment
  Operating revenues               $ 17.0    $ 16.4       $ 52.1    $ 53.6
  Operating income                    1.9       0.8          4.3       4.2

Leasing Segment
  Operating revenues               $  --     $  --        $  --     $  --
  Operating loss                      --      (0.9)         (0.1)     (1.6)

  The following table highlights cash flows of the Company's operations.

                                            Nine Months
                                         Ended November 30,
                                           2004      2003
                                          ------    ------
                                            (in millions)

Cash flows provided by (used in)
  operating activities                    $ (0.8)  $ (0.2)
Cash flows provided by
  investing activities                       5.7      2.2
Cash flows used in
  financing activities                      (6.4)    (3.6)
Cash paid for interest                       2.2      2.1

Three-month period ended November 30, 2004 Compared to the
Three-month period ended November 30, 2003

  Operating revenues. The Company's Biloxi operations generated operating revenues of $9.2 million during the three-month period ended November 30, 2004 compared to $11.1 million during the three-month period ended November 30, 2003, a decrease of $1.9 million, or 17.1%.

  The Company's Biloxi operations, along with all other Mississippi Coast casino operations, were temporarily closed from noon on September 14 until 7:00 a.m. on September 17, 2004, due to Hurricane Ivan. The Company's Biloxi properties received no significant damage. However, damage caused by Hurricane Ivan to areas east of Biloxi, representing a significant portion of

Biloxi's feeder market, was significant. As a result of the temporary closure and the damage in areas east of Biloxi, Biloxi's patron count decreased, resulting in a decline in revenues.

  Additionally, the Biloxi property is under capital expenditure constraints. Gaming revenues have been negatively impacted by certain competitors' slot product upgrades, specifically multi-denominational games and ticket-in-ticket-out systems which management believes has resulted in a decrease in number of guests.

  Operating costs and expenses. The Company's Biloxi gaming expenses were $4.9 million during the three-month period ended November 30, 2004 compared to $5.7 million during the three-month period ended November 30, 2003, a decrease of $0.8 million or 14.0%. The decrease was primarily the result of a $0.2 million decrease in gaming taxes resulting from decreased gaming revenues and a $0.5 million decrease in payroll and benefit costs. As a percentage of gaming revenues, gaming costs increased to 54.4% during the three-month period ended November 30, 2004 from 53.3% during the three-month period ended November 30, 2003.

  The Company's Biloxi food and beverage, hotel, retail and other expenses were $1.4 million during the three-month period ended November 30, 2004, compared to $1.7 million during the three-month period ended November 30, 2003, a decrease of $0.3 million or 17.6%. The decrease was primarily attributable to a decrease in the number of guests described above.

  The Company's consolidated selling, general and administrative expenses were $3.5 million during the three-month period ended November 30, 2004, compared to $4.0 million during the three-month period ended November 30, 2003, a decrease of $0.5 million, or 12.5%. The decrease is the result of a decrease in hotel room promotions in Biloxi.

  Depreciation and amortization expenses were $0.5 million during both three-month periods ended November 30, 2004 and 2003.

  Operating income. As a result of the foregoing items, the Company had a net operating loss of $0.9 million during the three-month period ended November 30, 2004, compared to a net operating loss of $0.7 million for the three-month period ended November 30, 2003.

  Interest expense, net. The Company incurred net interest expense of $0.7 million during the three-month period ended November 30, 2004, compared to $0.8 million during the three-month period ended November 30, 2003. The decrease is the result of $0.1 million decrease in interest expense related to the restructuring of the PBLLC debt and the corresponding reduction in the interest rate.

  Reorganization items. The Company incurred reorganization costs of $0.3 million during the three-month period ended November 30, 2004, compared to less than $0.1 million during the three-month period ended November 30, 2003. Reorganization expense is largely attributable to legal fees associated with the Company's bankruptcy proceedings. The increase is the result of increased efforts to sell the Company's Biloxi assets.

  Minority interest expense. The Company accrued $0.4 million minority interest expense for the three-month period ended November 30, 2004, compared to $0.3 million for the three-month period ended November 30, 2003. During both periods, the minority interest results from the Class B Unit in PBLLC in which an entity wholly-owned by the Chairman of the Board of the Company owns and has preferred rights to certain cash flows. Such amounts were accrued but not paid.

  Net loss from continuing operations. The Company incurred a net loss from continuing operations of $2.3 million during the three-month period ended November 30, 2004, compared to a net loss from continuing operations of $1.7 million during the three-month period ended November 30, 2003.

  Discontinued operations. Discontinued operations consists of the Company's St. Louis operations segment and the former vessel leasing segment.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis Operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur not earlier than the Summer of 2005.

  The Company's St. Louis operating segment had operating income of $1.9 million, consisting of revenues of $17.0 million and operating expenses of $15.1 million during the three-month period ending November 30, 2004, compared to operating income of $0.8 million, consisting of revenues of $16.4 million and operating expenses of $15.6 million during the three-month period ending November 30, 2003. The most significant contribution to the increase in operating income is a decrease in depreciation of $1.0 million as a result of ceasing to depreciate assets effective with the court's approval of the sale agreement.

  The leasing segment was operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. The second vessel, M/V "President Riverboat Casino-Mississippi," was the original vessel utilized at its Biloxi casino operations and subsequently utilized as an auxiliary vessel in other Company operations after it was replaced in Biloxi by the current larger barge facility. On June 11, 2003, as a result of the Company's default on the debt that the vessel collateralized, the United States Marshall's office served a warrant on the "President Riverboat Casino-Mississippi". On September 22, 2003, the Court entered an order in favor of the lender and ordered the vessel to be sold.

  The Company incurred no expense for the leasing segment during the three-month period ended November 30, 2004, compared to a net loss from discontinued operations of $1.5 million during the three-month period ended November 30, 2003. On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing President Riverboat Casino-New York, Inc.'s Chapter 11 bankruptcy case. As a result of the segment no longer operating under the protection of

Chapter 11, during the three-month period ending November 30, 2003, the Company accrued certain contractual obligations under the terms of the debt agreement collateralized by the M/V "President Riverboat Casino-Mississippi." Such amounts consist of $0.6 million of default interest arising since the inception of the bankruptcy filing, $0.5 million in contractual legal fees and $0.1 million in penalties. Additionally, the Company recognized a $0.3 million valuation allowance on the vessel. The sales proceeds did not cover the debt obligation. Although the parent company and a subsidiary of the Company have guaranteed the original note, these two entities are currently under Chapter 11 bankruptcy protection and, as such, the obligations are stayed while the entities operate as debtors-in-possession. Management does not believe that these additional costs will be paid.

  Net loss. The Company incurred a net loss of $0.8 million during the three-month period ended November 30, 2004, compared to a net loss of $2.6 million during the three-month period ended November 30, 2003.

Nine-month period ended November 30, 2004 Compared to the
Nine-month period ended November 30, 2003

  Operating revenues. The Company's Biloxi operations generated operating revenues of $32.6 million during the nine-month period ended November 30, 2004 compared to $37.1 million during the three-month period ended November 30, 2003, a decrease of $4.5 million, or 12.1%.

  The Company's Biloxi operations, along with all other Mississippi Coast casino operations, were temporarily closed from noon on September 14 until 7:00 a.m. on September 17, 2004, due to Hurricane Ivan. The Company's Biloxi properties received no significant damage. However, damage caused by Hurricane Ivan to areas east of Biloxi, representing a significant portion of Biloxi's feeder market, was significant. As a result of the temporary closure and the damage in areas east of Biloxi, Biloxi's patron count decreased, resulting in a decline in revenues.

  Additionally, the Biloxi property is under capital expenditure constraints. Gaming revenues have been negatively impacted by certain competitors' slot product upgrades, specifically multi-denominational games and ticket-in-ticket-out systems which management believes has resulted in a decrease in number of guests.

  Operating costs and expenses. The Company's Biloxi gaming costs and expenses were $16.5 million during the nine-month period ended November 30, 2004, compared to $17.7 million during the nine-month period ended November 30, 2003, a decrease of $1.2 million, or 6.8%. The decrease in gaming costs and expenses in Biloxi is the result of a decrease of $0.9 million in payroll and payroll benefits and a decrease of $0.4 million in gaming taxes.

  The Company's Biloxi food and beverage, hotel, retail and other expenses were $4.6 million during the nine-month period ended November 30, 2004, compared to $5.2 million during the nine-month period ended November 30, 2003, a decrease of $0.6 million or 11.5%. The decrease was primarily attributable to a decrease in the number of guests described above.

  The Company's selling, general and administrative expenses were $11.6 million during the nine-month period ended November 30, 2004, compared to $12.3 million during the nine-month period ended November 30, 2003, a decrease of $0.7 million, or 5.7%. Biloxi's selling, general and administrative expenses decreased $0.5 million as the result of a decrease in payroll and payroll benefits of $0.2 million, a decrease in marketing of $0.1 million and a decrease in hotel room promotions of $0.1 million. Corporate overhead decreased $0.2 million primarily as the result of a decrease in payroll benefits.

  Depreciation and amortization expense was $1.4 million during the nine-month period ended November 30, 2004, compared to $1.5 million during the nine-month period ended November 30, 2003.

  Operating (loss) income. As a result of the foregoing items, the Company had a net operating loss of $1.5 million during the nine-month period ended November 30, 2004 compared to operating income of $0.4 million during the nine-month period ended November 30, 2003.

  Interest expense, net. The Company incurred net interest expense of $2.2 million during the nine-month period ended November 30, 2004, compared to $2.7 million during the nine-month period ended November 30, 2003, a decrease of $0.5 million. The decrease is a result of PBLLC having paid its lender $6.4 million on March 15, 2004.

  Reorganization items, net. The Company incurred reorganization items of $0.7 million during the nine-month period ended November 30, 2004, compared to less than $0.1 million during the nine-month period ended November 30, 2003. Costs associated with the reorganizations consist of professional fees and U.S. Bankruptcy Trustee fees. The increase is the result of increased efforts to sell the Company's Biloxi assets.

  Minority interest expense. The Company accrued $1.0 million minority interest expense during both nine-month periods ended November 30, 2004 and 2003. During both periods the minority interest results from the Class B Unit in PBLLC in which an entity wholly-owned by the Chairman of the Board of the Company owns and has preferred rights to certain cash flows. Such amounts were accrued but not paid.

  Net loss from continuing operations. The Company incurred a net loss from continuing operations of $5.2 million during the nine-month period ended November 30, 2004, compared to a net loss of $3.1 million during the nine-month period ended November 30, 2003.

  Discontinued operations.   Discontinued operations consists of the Company's
St. Louis operations segment and the former vessel leasing segment.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis Operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur not earlier than the Summer of 2005.
                                    28

  The Company's St. Louis operating segment had operating income of $4.3 million, consisting of revenues of $52.1 million and operating expenses of $47.8 million during the nine-month period ending November 30, 2004, compared to operating income of $4.2 million, consisting of revenues of $53.6 million and operating expenses of $49.4 million during the nine-month period ending November 30, 2003. Net revenues decreased $1.5 million dollars primarily as a result in increased promotional allowances in response to the competitive environment. Operating expenses, other than depreciation, decreased $0.4 million as a result of decreased payroll and benefits and admissions taxes as a result of decreased volume and decreased gaming taxes as a result of a decrease in revenue. Depreciation expense decreased $1.0 million as a result ceasing to depreciate assets effective with the court's approval of the sale agreement.

  The leasing segment was operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. The second vessel, M/V "President Riverboat Casino-Mississippi," was the original vessel utilized at its Biloxi casino operations and subsequently utilized as an auxiliary vessel in other Company operations after it was replaced in Biloxi by the current larger barge facility. On June 11, 2003, as a result of the Company's default on the debt that the vessel collateralized, the United States Marshall's office served a warrant on the "President Riverboat Casino-Mississippi". On September 22, 2003, the Court entered an order in favor of the lender and ordered the vessel to be sold.

  The Company incurred $0.1 million of expense for the leasing segment during the nine-month period ended November 30, 2004, compared to a net loss of $2.3 million during the nine-month period ended November 30, 2003. The prior nine-month period includes $0.4 million of expense for the settlement of a lawsuit regarding the M/V "Surfside Princess" and $0.2 million in ongoing maintenance for both vessels prior to their sale. On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing President Riverboat Casino-New York, Inc.'s Chapter 11 bankruptcy case. As a result of the segment no longer operating under the protection of Chapter 11, during the three-month period ending November 30, 2003, the Company accrued certain contractual obligations under the terms of the debt agreement collateralized by the M/V "President Riverboat Casino-Mississippi." Such amounts consist of $0.6 million of default interest arising since the inception of the bankruptcy filing, $0.5 million in contractual legal fees and $0.1 million in penalties.
Additionally, the Company recognized a $0.3 million valuation allowance on the vessel. The sales proceeds did not cover the debt obligation. Although the parent company and a subsidiary of the Company have guaranteed the original note, these two entities are currently under Chapter 11 bankruptcy protection and, as such, the obligations are stayed while the entities operate as debtors-in-possession. Management does not believe that these additional costs will be paid.

  Net loss. The Company incurred a net loss of $2.1 million during the nine-month period ended November 30, 2004, compared to a net loss of $2.2 million during the nine-month period ended November 30, 2003.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets.
                                    29

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

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of November 30, 2004, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  The Company's Biloxi operations require approximately $3.0 million of cash on hand to fund daily operations. As of November 30, 2004, the Biloxi operations had $3.0 million of non-restricted cash and $2.1 million of restricted cash available for operating expenses, capital improvements, debt service and pre-petition bankruptcy claims of the Broadwater Property as defined by its loan agreement. The Company's St. Louis operations require approximately $3.5 million to fund daily operations. As of November 30, 2004 the St. Louis operations had $20.1 million of non-restricted cash which is included in "Assets of Discontinued Operations."

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

  The Company had $0.4 million in restricted short-term investments as of November 30, 2004, consisting of certificates of deposit guaranteeing a certain performance obligation required by the Mississippi Gaming Commission.

  The Company used $0.8 million of cash from operating activities during the nine-month period ending November 30, 2004, compared to $0.2 million used for the nine-month period ending November 30, 2003.

  Investing activities of the Company generated $5.7 million of cash during the nine-month period ending November 30, 2004. The Company expended $0.9 million on gaming equipment and capital improvements in Biloxi. The Company's Biloxi operations received proceeds from the sale of the Broadwater Tower Hotel of $6.4 million which was used to pay principal to the secured lender. Additionally there was a decrease in restricted cash of $0.2 million which was the result of the terms of the restructuring of the PBLLC debt.

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

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC to receive 100% of their claims. Under the Modified Plan, the obligations to secured lender were modified with respect to the debt amount, the interest rate and the due date.

  The Company has been advised that the Modified Indebtedness has been transferred from the original secured lender to a new third party secured lender. On September 15, 2004, the Company received a letter on behalf of the holder of the Modified Indebedness note questioning whether certain insurance requirements of the note were being met. The Company has responded, clarifying certain coverage, adding additional coverages and has asked for additional time to cure any defaults that may exist. The Company subsequently purchased the insurance to cure the default.

  An agreement has been entered into among the Company, President Mississippi; Vegas Vegas, Inc. ("Vegas Vegas"); PBLLC; JECA, the owner of the Class B Unit in PBLLC; John S. Aylsworth, President, Chief Operating Officer and Director of the Company; Terrence L. Wirginis, Vice Chairman of the Board and Vice President of Marine and Development; and SunAmerica, Inc. and McKay Shields LLC (collectively, representing many of the Noteholders). It provides that various assets owned by President Mississippi, Vegas Vegas and PBLLC (the "Assets") will be marketed for sale, such sale to be subject to the bankruptcy court approval and the approval of the Noteholders. The agreement sets forth certain allocations of sale proceeds between JECA and the Noteholders, but does not address how trade creditors will be satisfied.

  The agreement binds only the parties thereto and establishes priorities between or among the parties to the agreement and shall not be binding on any holder of claims or interests against anyone that is not a party to the agreement. The term of the agreement is from March 1, 2004 to March 1, 2005. The Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of its secured lender. Thereafter, an Examiner (as described below) appointed at the request of the Noteholders filed a motion to set aside the Court's order, which motion has been denied by the Missouri Bankruptcy Court.

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

  In the event of a sale of all or substantially all of the Assets, the proceeds (gross proceeds less typical closing adjustments including brokerage commission) from the sale, other than the amount to be paid to Vegas Vegas, shall be allocated among the parties to the agreement as follows:

   (i) the first dollars shall be paid to the secured lender of PBLLC, to satisfy in full the indebtedness due to it;
  (ii) the next $10.0 million shall be allocated equally between JECA and the Noteholders on a dollar for dollar basis. If President Mississippi assets are sold separately and the proceeds are paid to the Noteholders, then such dollars shall be a credit on the amount payable to Noteholders under this provision;
 (iii)  the next $8.0 million shall be paid to Noteholders;
  (iv) the next $26.0 million (twice the remaining amount owing to JECA after payment of the $5.0 million above) shall be split on a dollar for dollar basis between the Noteholders and JECA;
   (v) the next dollars shall be paid to the Noteholders until their debt is satisfied in full;
  (vi)  the remaining dollars shall be paid to President Mississippi.

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

  Subsequently, the Missouri Bankruptcy Court entered an order approving the agreement but indicating expressly that nothing therein affected the rights of its secured lender. Thereafter, an Examiner, as described below, appointed at the request of the Noteholders filed a motion to set aside the Court's order, which motion has been denied by the Missouri Bankruptcy Court.

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

  As a result of the Examiner's report, on June 14, 2004, the Company, along with certain of its debtor-in-possession subsidiaries (the "Debtors"), entered into a tolling agreement with Mr. Connelly, Mr. Aylsworth, Karl G. Andren, Royal P. Walker, Jr., Mr. Wirginis and J. Edward Connelly Associates, Inc. ("JECA"). Mssrs. Connelly, Aylsworth, Andren, Walker and Wirginis constitute the Board of Directors of the Company. Under the terms of the tolling agreement, the period of time from June 14, 2004 to and including July 31, 2004, shall not be relied upon under any statute of limitations in defense of any lawsuit, action or proceeding that the Debtors could commence against the Directors or JECA. This agreement was amended and restated during July 2004 to extend the period through December 31, 2004. The agreement expired and no action was taken by the Debtors.

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

  Because the Note was also guaranteed by the Company and President Mississippi, the payment of the personal guarantee triggered a right of contribution to Mr. Connelly from both the Company and the President Mississippi. In addition, Mr. Connelly became partially jointly subrogated to the lender's right under the Note to collect the payment by him from the Company's subsidiary that issued the Note. The Note remains outstanding but has been credited with the payment by Mr. Connelly and will be credited by the value realized on foreclosure. Thus, while the parties responsible for payment have shifted, a portion of Mr. Connelly's guarantee has been paid, and the collateral has been used to satisfy a portion of the Note, the obligation remains outstanding. It is not possible at this time to determine the amounts that may be owed by whom or to whom with respect to the above described person and entities.

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

Forward Looking Statements

  This Quarterly Report on Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects;
(ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continuation of future operating and net losses by the Company; (ii) the inability of the Company to restructure its debt obligations; (iii) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations and continue as a going concern; (iv) the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; (v) risks associated with third parties proposing and obtaining confirmation of one or more plans of reorganization, or seeking and obtaining approval for the appointment of a Chapter 11 trustee or converting the cases to Chapter 7 cases; (vi) the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers; (vii) the Company's ability to maintain contracts that are critical to its operations; (viii) potential adverse developments with respect to the Company's liquidity and results of operations; (ix) developments or new initiatives by our competitors in the markets in which we compete; (x) our stock price; (xi) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (xii) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of November 30, 2004, the Company had $115.7 million of debt. Of this amount $75.0 million bears contractual interest at fixed rates and is classified as liabilities subject to compromise and $1.7 million bears contractual interest at a fixed rate and is classified as liabilities of discontinued operations. The remaining $39.0 million bears contractual interest at a variable rate. The Broadwater Property note bears interest at a stipulated variable rate at the greater of (i) 7.75% or (ii) 4.0% plus the LIBOR 30-day rate. As of November 30, 2004, the interest rate applicable to the debt a carrying variable rate was 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of November 30, 2004, would increase the Company's annual interest costs by approximately $0.4 million. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: January 14, 2005                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
    2 Riverboat Casino Sale and Purchase Agreement entered into as of 30th day of September, 2004, by and among President Casinos, Inc. debtor and debtor-in-possession in a Chapter 11 bankruptcy case, Case No. 02-53005 pending in the United
            States Bankruptcy Court for the Eastern District of
            Missouri, President Riverboat Casino-Missouri, Inc. and
            Columbia Sussex, Inc. (9)
   2.1 Sale and Purchase Agreement, dated as of November 15,2004, by and between The President Riverboat Casino-Mississippi, Inc., Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President Broadwater Hotel, LLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (10)
   2.2      Amendment to Sale and Purchase Agreement, dated as of November
            29, 2004, by and between The President Riverboat Casino-Mississippi, Inc., Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President Broadwater Hotel, LLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (11)
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)

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

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(3) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(5) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(6) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(7) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(8) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 31, 2004.
(10) Incorporated by reference from the Company's Report on Form 8-K dated November 15, 2004.
(11) Incorporated by reference from the Company's Report on Form 8-K dated November 29, 2004.