Form 10-K
period 2005-02-28
PRESIDENT CASINOS INC
filed 2005-06-15
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 28, 2005
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

  As of August 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $314,389.*

  As of May 31, 2005, the number of shares outstanding of the Registrant's Common Stock was approximately 5,033,161.

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

                 DOCUMENTS INCORPORATED BY REFERENCE - None.

                                     PART I

Item 1. and Item 2.  Business and Properties.

General

  President Casinos, Inc. owns and operates dockside gaming casinos through its subsidiaries (collectively, the "Company"). The Company's current gaming facilities and operations in St. Louis, Missouri are summarized as follows:

    Operating entity                  - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "Admiral"
    Slots                             - 1,354
    Gaming tables                     -    33
    Opening of casino without slots   - May 27, 1994
    Opening of casino with slots      - December 9, 1994

  The Company owned and operated gaming facilities in Biloxi, Mississippi, through the date of the sale of the assets on April 15, 2005. The operations are summarized as following:

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
    Opening of casino                 - August 13, 1992
    Opening of current facility       - June 30, 1995


  In addition to its Biloxi gaming operations, the Company owned and managed certain hotel and ancillary facilities associated with its casino operations in Biloxi, which were included in the sale of the Biloxi assets.

  The Company was incorporated in the State of Delaware in June 1992 and completed the initial public offering of its Common Stock in December 1992. The Company is the successor to businesses operated in St. Louis, Missouri since 1985 and Biloxi, Mississippi since August 1992. The Company's principal executive offices are located in an approximately 36,000 square foot building owned by the Company at 802 North First Street, St. Louis, Missouri 63102, of which the Company occupies approximately 30,800 square feet and leases the remainder to an unrelated party. The building is subject to a sale contract for a purchase price of $1.8 million, subject to closing adjustments. The Company's telephone number is (314) 622-3000. Copies of the Company's filings with the Securities and Exchange Commission and other important information regarding the Company is available free of charge on the Company's web page www.presidentcasino.com.

Substantial Indebtedness; Bankruptcy Proceedings

--Overview

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

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6.375 million which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75.0 million 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25.0 million 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, PCI was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of February 28, 2005, the outstanding principal consists of $56.25 million of Senior Exchange Notes and $18.75 million of Secured Notes.

  On June 20, 2002, President Casinos, Inc. and its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). On July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. ("President New York") and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where the latter proceeding is now pending and being administered.

  The Company and its operating subsidiaries, except President Broadwater Hotel, LLC and President New York, each continue in possession and use of their assets as debtors-in-possession. The Company and its operating subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated under the President Casinos, Inc. case.

  Prior to any of the cases being transferred to the Missouri Bankruptcy Court, the Mississippi Bankruptcy Court established "bar dates," all of which have expired, by which all claimants were required to submit and characterize claims against the Company. As part of the Company's Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the filings for the purpose of identifying certain pre-petition claims. In the Company's Chapter 11 cases, substantially all of the Company's liabilities as of the filing date are subject to adjustment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. Schedules have been filed by the Company with the Bankruptcy Courts setting forth the assets and liabilities of the debtors as of the filing dates as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization. Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts and unexpired leases, subject to Bankruptcy Court review.

  The consummation of a plan of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company, including setting forth the potential distributions on account of such claims and interests, if any. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Before a Plan may be distributed for balloting the Court must approve a Disclosure Statement by determining that the Disclosure Statement adequately describes the Plan. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors whose rights or interests are impaired under the Plan. If any impaired class of creditors does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

  On April 15, 2005, the Company sold its Biloxi operations for approximately $82.0 million. In addition, the Company has an agreement to sell its St. Louis operations for $57.0 million. If the sale of the Company's St. Louis operations is consummated under the agreed upon terms, the Company would not have any current ongoing business operations. At this time management is unable to predict with certainty whether the sale of its St. Louis operations will be consummated and whether the Company will be able to continue as a going concern or will be liquidated.

  In light of the sale of the Company's Biloxi assets and leasing operations assets, and the pending contract for sale of the St. Louis operations, the Company has one reportable segment from continuing operations consisting of corporate administration. See Note 18 of the accompanying financial statements. The descriptions of the Company's business, financial condition and prospects contained in this Annual Report on Form 10-K are qualified in their entirety by the foregoing description of the significant risks associated with the Company's bankruptcy proceedings.

-- Biloxi Casino and Hotel Operations

  President Mississippi, Vegas, Vegas, Inc. ("Vegas, Vegas") and President Broadwater Hotel, L.L.C. ("PBLLC") (collectively, the "Mississippi Affiliates") agreed, with the prior approval of the Bankruptcy Court, to sell substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations (the "Mississippi Properties") to Broadwater Development, LLP, a Mississippi limited liability partnership (or the assignee or designee thereof) for $82.0 million, and otherwise on the terms and conditions of a certain Sale and Purchase Agreement dated November 15, 2004 and executed by and among Broadwater Properties, LLC, as purchaser, and the Mississippi Affiliates, as sellers, as amended by an Amendment to Sale and Purchase Agreement dated as of November 29, 2004, assigned on or about January 13, 2005 by Broadwater Properties to Broadwater Development, LLP ("BDLLP", and together with any assignees or designees thereof, the "Mississippi Purchaser"), further modified by a certain Second Amendment to Sale and Purchase Agreement dated January 20, 2005 (as modified and amended, the "Mississippi Asset Sale Agreement"). The Mississippi Asset Sale Agreement further provides that the Mississippi Affiliates shall retain certain excluded assets as therein defined (the "Mississippi Excluded Assets"), consisting
primarily of cash in bank accounts.   Pursuant to a separate Agreement
Concerning Assignment dated March 30, 2005 ("Agreement Concerning Assignment") made by and between the Mississippi Affiliates, BDLLP and Silver Slipper Casino Venture, LLC, it was agreed, with the approval of the Bankruptcy Court, that the assets associated with the Company's Mississippi casino would be transferred at the closing of the transaction to Silver Slipper on certain terms and conditions therein stated.

  The sale of the Mississippi Properties closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for the Mississippi Affiliates that was jointly developed by the Company and its creditors SunAmerica Inc. and McKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became final on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds of the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together with the proceeds of the liquidation of the Mississippi Excluded Assets, are being allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes in the aggregate outstanding principal amount of $75.0 million (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties and the anticipated sale of the Company's St. Louis operations (if completed in accordance with its present terms) will be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC.

  JECA has entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Operating Officer and

Director of the Company, Terrence L. Wirginis, Vice Chairman of the Board and Ralph J. Vaclavik, the Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While the amount of final distributions to JECA under the Mississippi Plan of Liquidation is subject to final determination and settlement of claims and expenses, in the event the proceeds of the sale of the Mississippi Properties and the anticipated sale of the Company's St. Louis operations (if completed in accordance with its present terms) will be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC, Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive approximately $4.8 million, $4.8 million and $0.3 million, respectively, pursuant to the JECA Proceeds Distribution Agreement.

--St. Louis Casino Operations

  On September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50.0 million. On May 4, 2004, the Company and Isle of Capri Casinos, Inc. announced they had mutually agreed to terminate the agreement.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. ("Columbia Sussex") was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. The Company and Columbia Sussex have entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President Missouri Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the President Missouri Sale Agreement. The closing of the transaction is contingent upon approval by the Missouri Gaming Commission and other closing conditions. As more particularly described in the President Missouri Sale Agreement, certain assets of President Missouri are excluded from the transaction, including, among other things, an office building located in Laclede's Landing in the City of St. Louis, Missouri, and certain specified causes of action, cash on hand, tax refunds, insurance coverages and receivables, and certain inventory (the "Missouri Excluded Assets"). The President Missouri Sale Agreement calls for the sale to be closed on or before August 1, 2005, and any extension of such date will require the consent of both parties.

  The sale of the stock of President Missouri is subject to, among other things, the confirmation by the Missouri Bankruptcy Court of a Plan of Reorganization of President Missouri under Chapter 11 of the Bankruptcy Code. On May 25, 2005, the Company filed with the Missouri Bankruptcy Court a disclosure statement (the "Disclosure Statement") setting forth the terms of a Plan of Reorganization (the "Missouri Plan of Reorganization") that was jointly developed by the Company, its creditors SunAmerica Inc. and McKay Shields LLC, and the Official Unsecured Creditors' Committee in the Company's bankruptcy case. The Missouri Bankruptcy Court has scheduled a hearing on the sufficiency of the Disclosure Statement for June 16, 2005. If the Disclosure Statement is approved, then the Missouri Bankruptcy Court will schedule a date for a hearing on confirmation of the Missouri Plan of Reorganization. Once confirmed, the Missouri Plan of Reorganization will not become effective unless and until all the other conditions to the closing of the sale to Columbia Sussex are satisfied, including, without limitation, approval of the Missouri Gaming Commission.

  Management estimates that the proceeds from the sale of the stock of President Missouri and the Missouri Excluded Assets would, if the sale is consummated on its present terms, provide sufficient funds to discharge all of the Company's remaining indebtedness, including the remaining balance due to the Noteholders. In the event the sale agreement is consummated on its terms and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time it is not possible to predict whether the sale of the St. Louis operations will be consummated or whether the Company will liquidate or continue business operations in some form.

--President Broadwater Hotel, LLC Bankruptcy Proceedings

  President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, was in default under a $30.0 million promissory note and associated $7.0 million loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. JECA, an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continued in possession and use of its assets as a debtor-in-possession and had an agreement with its secured lender and largest creditor, approved by the Mississippi Bankruptcy Court, which allowed PBLLC's use of its cash collateral.

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company initiated consummation of the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to the secured lender were modified with respect to the debt amount, the interest rate and the due date. On April 15, 2005, the Modified Indebtedness and accrued interest thereon were fully satisfied by PBLLC from the proceeds of the sale of the Company's Biloxi assets.

Discontinued Operations

  Prior to the decision and the Bankruptcy Court approval to sell the business discussed in the preceding section, management previously viewed its operations in three operating segments: Biloxi Operations, St. Louis Operations and, to a much lesser extent, Corporate Leasing Operations, each of which is discussed more fully below. Prior to the sale of the Company's Davenport properties in fiscal 2001, Davenport operations were considered to be a fourth operating segment. Revenues, results of operations and identifiable assets of each of the Company's discontinued operations can be found in Note 10 of the accompanying consolidated financial statements.

  --St. Louis, Missouri Segment

  In May 1994, the Missouri Gaming Commission licensed the Company to conduct dockside gaming operations on the Company-owned vessel, "Admiral," in St. Louis through its wholly-owned subsidiary, President Missouri. The Company's initial license was subsequently renewed and was last renewed in May 2004 for a period of two years.

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

  The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8.7 million. Under the terms of the agreement, the City funded $3.0 million of the relocation costs, $2.4 million of which amount was financed through bank debt. The Company paid for the remaining $5.7 million of relocation costs. The Company guaranteed repayment of the bank debt if the City fails to pay the obligation. On August 2, 2004 the City paid the remaining outstanding obligation and the Company's guarantee was concluded.

  Rent under the terms of the mooring site lease consists of base rent plus a percent of adjusted gross receipts. The base rent was $27,000 annually through December 31, 2003 and is subject to rate change every five years based on the recommendation of the Port Commission. Effective January 1, 2004, the annual base rent was adjusted to $29,250. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80.0 million, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80.0 million but which are equal to or less than $100.0 million, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100.0 million.

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

  Missouri regulations limit the loss per simulated cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to five hundred dollars. The company that operates adjacent casinos in Missouri is able to offer guests who reach the two-hour loss limit the ability to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players and guests who do not want to be burdened with the administrative requirements related to the loss limits.

  --Biloxi, Mississippi Operations

  See "Substantial Indebtedness; Bankruptcy Proceedings--Biloxi Operations" regarding the sale of the Biloxi operations.

 The Company managed its Biloxi gaming operations through its wholly-owned subsidiary, President Mississippi. Biloxi is located on the Gulf of Mexico 75 miles east of New Orleans. The Mississippi Gulf Coast area has a population of approximately 364,000.

  The Company began dockside gaming operations in Biloxi on August 13, 1992. Prior to July 1997, the Company was party to an operating lease with BH Acquisition Corporation ("BHAC") for its Biloxi mooring site, parking facilities, offices and a warehouse. BHAC was a wholly owned entity of Mr. Connelly. In July 1997, President Broadwater Hotel, LLC ("PBLLC"), a limited liability company in which the Company has a Class A ownership interest, and a wholly-owned entity of Mr. Connelly which has a Class B ownership interest and certain preferred rights to certain cash flows, acquired the real estate and improvements from BHAC for $40.5 million. The property was comprised of approximately 260 acres and included a 111-slip marina which contained the mooring site of the barge "President Casino-Broadwater," two hotels with approximately 500 rooms and an adjacent 18-hole golf course.

  --Leasing Operations

  In addition to the vessels currently owned and utilized in its gaming operations, the Company owned the M/V "President Casino-Mississippi." The M/V "President Casino-Mississippi" was previously utilized at the Company's Biloxi and Davenport operations.

  The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralized a term note payable which was also personally guaranteed by Mr. Connelly. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $0.5 million. The Company, President Mississippi, Mr. Connelly and the lender entered into an agreement whereby the Company would satisfy its obligations under the indebtedness, and related costs, for $0.8 million. Additionally, Mr. Connelly agreed to forego his rights and assignments. The terms are incorporated in the Plan of Liquidation for the Company's Biloxi assets, which was confirmed May 27, 2005, and became effective on June 7, 2005, at which time the Company paid the lender $0.8 million in satisfaction for its obligations. Pursuant to the terms of the agreement between the Company and other parties involved, the Company wrote down the outstanding obligation by $2.6 million during the fourth quarter of 2005.

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

Regulatory Matters

  --Gaming Regulations

  General. The ownership and operation of gaming facilities are subject to extensive state and local regulation. The Company's former Biloxi gaming operations were regulated by the Mississippi Gaming Commission and its St. Louis gaming operations are regulated by the Missouri Gaming Commission. As a condition to obtaining and maintaining a gaming license, the Company must pay fees and taxes, observe stringent regulations on operations, submit and update comprehensive applications and submit detailed financial, operating and other reports to each such Commission. Each such Commission has broad powers to suspend or revoke licenses in which event operations would be terminated or suspended. In addition, substantially all of the Company's material transactions are subject to prior notice to review, and in some instances, approval by such Commission. Any person acquiring 5% or more of the Common Stock or equity securities of any gaming entity must be found suitable by the appropriate regulatory body.

  Various license fees and taxes are payable to the jurisdictions in which the Company conducts or conducted gaming operations. These taxes are calculated in various ways, and may be based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino and/or (iv) passenger counts. A casino entertainment tax may also be paid by the licensee where entertainment is furnished in connection with the selling of food or refreshments. In addition, certain other fees are imposed.

  The Company, its subsidiaries, its employees and other individuals or entities having material relationships with the Company are required to obtain and hold various licenses and approvals in Missouri. If a gaming authority were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue to have a relationship with the Company, the Company would have to suspend or dismiss such person. The failure of the Company, or any of its key personnel, to obtain or retain a license in any jurisdiction could have a material adverse effect on the Company and its prospects or its ability to obtain or retain licenses in other jurisdictions. Generally, regulatory authorities have broad discretion in granting, renewing and revoking licenses.

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

  President Missouri must be licensed by the Missouri Commission in order to conduct its operations. Licenses issued by the Missouri Commission to conduct gaming operations are subject to two year renewals and may not be transferred or pledged as collateral. In addition to the information required of the operator, the operator's directors, officers and other key persons (which include individuals and related companies designated by the Missouri Commission) must submit applications which include detailed personal and financial information and are subject to thorough investigations and licensing. Also, all gaming employees must obtain an occupational license issued by the Missouri Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Commission in the application. Applications filed with the Missouri Commission are continuously "pending" and any issue may be reopened at any time. President Missouri was re-licensed by the Missouri Commission in May 2002. The license was renewed in May 2004 on a temporary basis and was renewed again in July 2004 for a period through May 2006.

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

  Mississippi Gaming Regulations. Gaming was authorized in Mississippi in June 1990 but gaming operations did not commence until August 1992. The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation. Prior to the sale of the Biloxi operations, the Company was registered as a publicly traded corporation under the Mississippi Gaming Control Act and its gaming operations were subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and various local, city and county regulatory agencies.

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

  Employees

  As of February 28, 2005, the Company had approximately 1,500 employees.

  In April 1999, certain gaming, service and maintenance employees of President Missouri ratified a three-year collective bargaining agreement setting out wages, benefits and other terms and conditions of employment. The labor agreement was renegotiated and ratified for a one year period effective April 2002. The April 2003 labor agreement was in effect until October 2004. A new labor agreement was renegotiated and ratified and is effective until October 2005. The labor agreement covers approximately 250 of the Company's 650 St. Louis employees.

Item 3.  Legal Proceedings.

Pending Bankruptcy Proceedings

  For information regarding the Company's bankruptcy proceedings, see the
disclosures under "Item 1 and Item 2.  Business and Properties   Substantial
Indebtedness; Bankruptcy Proceedings."

Other Litigation

  --Poulos, McElmore and Shreier, et al. v. Caesar's World, Inc. et al.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same and as well as additional defendants, all of which were consolidated into a single class-action in the United States District Court for the District of Nevada. The complaint alleges that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserts common law fraud and deceit, unjust enrichment and negligent misrepresentation. On March 23, 2005, the Company was dismissed from this lawsuit with prejudice by stipulation of the parties and order of the Court.

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

General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The St. Louis license was last renewed in May 2004 on a temporary basis due to the Gaming Commission's schedule and was renewed in July 2004 for a period through May 2006.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                                    PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  The Company's Common Stock trades on the OTC Bulletin Board under the symbol "PREZQ.OB." The following table sets forth, for the fiscal quarters indicated, the high and low sale or bid prices for the Common Stock, as reported by the OTC Bulletin Board:

                                                High       Low
                                               ------     -----

            Fiscal 2005
              First Quarter................   $ 0.20      $ 0.07
              Second Quarter...............   $ 0.14      $ 0.09
              Third Quarter................   $ 0.40      $ 0.10
              Fourth Quarter...............   $ 0.30      $ 0.15

            Fiscal 2004
              First Quarter................   $ 0.40      $ 0.25
              Second Quarter...............   $ 0.45      $ 0.31
              Third Quarter................   $ 0.51      $ 0.17
              Fourth Quarter...............   $ 0.22      $ 0.11


  The market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Bid quotations are derived from Commodity Systems, Inc. through Yahoo.com Historical Quotes.

  On June 13, 2005, there were approximately 1,077 holders of record of the Company's Common Stock.

  The Company has never paid any dividends on its Common Stock. Currently, all earnings, if any, are used for the repayment of debt and the operation of its business. The payment of dividends by the Company is restricted under the terms of the indenture governing the Company's Senior Exchange Notes and the Company's pending bankruptcy reorganization proceedings. See "Management's Discussion and Analysis of Financial Position and Results of Operations."

Item 6.  Selected Consolidated Financial Data.

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

                                                        Years Ended February 28/29,
                                              2005       2004       2003       2002       2001
                                             ------     ------     ------     ------     ------
                                                     (in thousands, except share data)

Consolidated Statement of Operations Data:

Total operating revenues (1)..............  $    --    $     --   $    --    $    --    $ 41,703

Operating income (loss)...................  $ (2,644)  $ (2,904)  $ (3,248)  $ (4,506)  $  1,206

Gain on disposal of property
  and equipment (2).......................  $    --    $   --     $    --    $    --    $ 34,465

Income (loss) from
  continuing operations...................  $ (5,742)  $ (4,535)  $ (8,580)  $(15,493)  $ 19,547

Income (loss) from discontinued
  operations (3)..........................  $ 15,934   $  1,800   $   (499)  $ (5,255)  $(19,753)

Net income (loss).........................  $ 10,192   $ (2,735)  $ (9,079)  $ (20,748) $   (206)

Basic and dilutive income (loss) per share
 from continuing operations...............   $ (1.14)    $ (0.90)  $ (1.70)   $ (3.08)   $  3.88
Basic and dilutive loss per share
 from discontinued operations.............   $  3.17     $  0.36   $ (0.10)   $ (1.04)   $ (3.92)
                                             --------    --------  --------   --------   --------
Basic and diluted net income
 (loss) per share.........................   $  2.03     $ (0.54)  $ (1.80)   $ (4.12)   $ (0.04)
                                             ========    ========  ========   ========   ========

Consolidated Balance Sheet Data:

Cash and cash equivalents.................  $ 20,706   $ 18,362    $ 11,720  $  5,710   $  4,159
Restricted cash and short-term investments     2,584      2,672       5,404     7,717     10,342
Assets of discontinued operations.........    93,237     95,568     102,734   106,752    119,366
Total assets..............................   116,705    116,818     120,834   120,450    135,744
Current liabilities.......................    47,992     14,096      58,429   145,237    141,657
Long-term debt............................       --      45,429         --        --         --
Minority interest (4).....................    19,020     17,653         679    15,102     13,874
Liabilities subject to compromise.........    91,850     91,989     111,340       646        --
Stockholders' deficit.....................   (45,157)   (52,349)    (49,614)  (40,535)   (19,787)

(1) Fiscal 2001 revenue is that of the Davenport operations, which were subsequently sold. See item (3) regarding discontinued operations.

(2) On October 10, 2000, the assets of the Company's Davenport hotel and casino operations were sold. A gain of $34,465 was recognized on the transaction.

(3) On April 15, 2005, the Biloxi operations were sold for approximately $82,000 pursuant to an auction and sale approved by the United States Bankruptcy Court for the Eastern District of Missouri.

     On August 9, 2004, the Company entered into an agreement with Penn

     National Gaming, Inc. for the purchase of its St. Louis Operations.
     The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28,000, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy
     Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur not earlier than the late summer of 2005.

     The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel was foreclosed on by the lender which holds a Preferred First Fleet Mortgage collateralizing debt owed to them. Management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in impairments of long-lived assets of $288, $1,167, $7,068 and $12,709, respectively, during fiscal years 2004, 2003, 2002 and 2001, on the two casino vessels accounted for in the leasing segment.

     In accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment and Disposal of Long-Lived
     Assets," the St. Louis and Biloxi operations and leasing segment are accounted for as discontinued operations. The results for fiscal 2001, 2002, 2003 and 2004 have been revised to reflect these reclassifications.

(4)  As of February 28, 2003, $15,669 of minority interest related to
     J. Edward Connelly Associates, Inc.'s Class B Unit of PBLLC was classified as liabilities subject to comprise.

  Gaming operations commenced in Davenport, Iowa on April 1, 1991, in Biloxi, Mississippi on August 13, 1992 and in St. Louis, Missouri on May 27, 1994. Hotel operations commenced in Davenport, Iowa on October 30, 1990 and in Biloxi, Mississippi on July 27, 1997. The assets of the Davenport operations were sold on October 10, 2000. The assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations in St. Louis, were sold on July 17, 2001. The assets of the Biloxi operations were sold April 15, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion, which covers fiscal years 2003 through 2005, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

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

  The Company entered into agreements to sell its St. Louis, Missouri and Biloxi, Mississippi gaming operations. The agreement to sell the Biloxi operations was consummated on April 15, 2005. If the St. Louis agreement is consummated under the current terms, the Company would not have any current ongoing business operations. The sale of the St. Louis operation is subject to numerous closing conditions, including approvals of gaming regulatory authorities. As a result of the foregoing, at this time the Company is unable to predict with certainty whether the sale of St. Louis operations will be consummated, the amount of sale proceeds to be realized by the Company or whether such sale proceeds will be sufficient to discharge the Company's existing indebtedness, and the Company's future ability to continue as a going concern.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001 and has not made any subsequent principal or interest payments on the Notes. As of February 28, 2005, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company was also in default under its M/V "President Casino-Mississippi" note. See Liquidity and Capital Resources.

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

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of the Company was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. was the winning over-bidder for the purchase of all of the Company's outstanding stock for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of the Company to Columbia Sussex. The closing of the transaction, is contingent upon approval by the Missouri Gaming Commission and other closing conditions. The sale agreement contract calls for the sale to be closed on or before August 1, 2005, and any extension of such date will require the consent of both parties.

  The purchase of the stock of President Missouri is also subject to the confirmation by the Missouri Bankruptcy Court of a plan of reorganization of the Company under Chapter 11 of the Bankruptcy Code (a "Plan of Reorganization"). On May 25, 2005, the Company filed with the Missouri Bankruptcy Court a disclosure statement (the "Disclosure Statement") setting forth the terms of a Plan of Reorganization that was jointly developed by the Company, its creditors SunAmerica Inc. and McKay Shields LLC, and the Official Unsecured Creditors' Committee in the Company's bankruptcy case. The Missouri Bankruptcy Court has scheduled a hearing on the sufficiency of the Disclosure Statement for June 16, 2005. If the Disclosure Statement is approved, then the Missouri Bankruptcy Court would set a date for a hearing on confirmation of the Plan of Reorganization. Once confirmed, the Plan of Reorganization will not become effective unless and until all the other conditions to the closing of the sale to Columbia Sussex are satisfied, including, without limitation, approval of the Missouri Gaming Commission.

  On April 15, 2005, the Company consummated the sale of its Biloxi, Mississippi operations to Broadwater Properties, LLP for approximately $82.0 million, subject to certain post-closing adjustments. The sale was pursuant to an auction and sale process approved by the Missouri Bankruptcy Court. From the proceeds, the Company paid $37.1 million to the lender of the PBLLC debt, to satisfy the outstanding principal and interest in full. The Company invested $45.7 million in certificates of deposit pending approval of the Plan of Reorganization by the Bankruptcy Court.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6.5 million to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial lease through September 15, 2004, with the new owners whereby the Company would continue to operate the Broadwater Tower Hotel with options for additional extensions. The Company renewed its option through the date of the aforementioned sale.

  Management believes the Company's liquidity and capital resources will be sufficient to maintain its current operations until the St. Louis operations are sold. However, costs previously incurred and which will be incurred in the future in connection with restructuring the Company's debt obligations and the bankruptcy proceedings have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

  Management estimates that the sale agreement for the St. Louis operations would, if consummated on its present terms, provide sufficient funds to discharge the Company's indebtedness. In the event the sale agreement is consummated on its terms and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time it is not possible to predict whether the sale of the St. Louis operations will be consummated or whether the Company will liquidate or continue business operations in some form.

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

  As a result of the sale of the Biloxi operations in April 2005 and the pending sale agreement for the St. Louis operations, discussed above the, the results of operations for these segments are classified in discontinued operations.

  --Competition

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

  The Company's Biloxi operations were temporarily closed from noon on September 14 until 7:00 a.m. on September 17, 2004, due to Hurricane Ivan. The Company's Biloxi properties received no significant damage. However, damage caused by Hurricane Ivan to areas east of Biloxi, representing a significant portion of Biloxi's feeder market, was significant. As a result of the temporary closure and the damage in areas east of Biloxi, Biloxi's September 2004 gaming revenue decreased 20% compared to September 2003.

Results of Operations

  The results of continuing operations for the years ended February 28, 2005, February 29, 2004 and February 28,2003 include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) are classified as discontinued operations as a result of the sale of the assets in April 2005. The pending sale of the St. Louis casino requires the Company to classify the St. Louis operations in discontinued operations. Also included in discontinued operations is the Company's former leasing operations.

  The following table highlights the results of the Company's operations during the periods presented.

                                               Twelve Months Ended February 28/29,
                                                  2005        2004        2003
                                                 ------      ------      ------
                                                         (in millions)


             Continuing Operations

             Corporate Administration
               and Development
               operating loss                    $ (2.6)     $ (2.9)      $ (3.2)

             Discontinued Operations

             St. Louis, Missouri Segment
               Operating revenues                  69.8        70.8         73.9
               Operating income                     7.9         5.6          4.9

             Biloxi, Mississippi Segment
               Operating revenues                  43.2        48.5         49.8
               Operating income                     1.2         3.0          2.9

             Leasing Segment
               Operating loss                      (0.1)       (1.6)        (2.8)

             St. Louis operating margin            11.3%        7.9%         6.6%
             Biloxi operating margin                2.8%        6.2%         5.8%

   The following table highlights cash flows of the Company's operations.

                                              Twelve Months Ended February 28/29,
                                                  2005        2004        2003
                                                 ------      ------      ------
                                                         (in millions)

             Cash flows provided by
               operating activities             $  6.4       $  7.8      $ 10.1
             Cash flows provided by (used in)
               investing activities                2.3          2.4        (3.9)
             Cash flows used in
               financing activities               (6.4)        (3.6)       (0.3)
             Cash paid for interest                2.9          3.0         0.1

Fiscal 2005 Compared to Fiscal 2004

  Operating revenues from continuing operations. As of February 28, 2005, the Company had entered into purchase agreements for the sale of the Company's St. Louis and Biloxi operations which were each approved by the Bankruptcy Court. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $2.6 million during the year ended February 28, 2005 compared to $2.9 million for the year ended February 29, 2004. Corporate overhead decreased $0.3 million primarily as the result of a decrease in payroll and payroll benefits.

  Operating income. As a result of the foregoing items, the Company had an operating loss of $2.6 million during fiscal 2005, compared to an operating loss of $2.9 million during fiscal 2004.

  Reorganization items. The Company incurred reorganization items of $1.7 million during the year ended February 28, 2005, compared to $0.3 million during the year ended February 29, 2004. Reorganization expense is largely attributable to legal fees associated with the Company's bankruptcy proceedings. The increase in reorganization costs is a result of the costs resulting from legal representation of the noteholders.

  Minority interest expense. The Company incurred $1.4 million in minority interest expense during the year ended February 28, 2005, compared to $1.3 million during the year ended February 29, 2004. During both periods the minority interest arises from Mr. Connelly's Class B Unit of the Broadwater Property.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $5.7 during fiscal year 2005 compared to a net loss from continuing operations of $4.5 million during fiscal year 2004.

  Discontinued operations.   Discontinued operations consists of the Company's
St. Louis segment, Biloxi segment and the former vessel leasing segment.

  St. Louis segment. On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur not earlier than the late summer of 2005.

  The Company's St. Louis operating segment had operating income of $7.9 million, consisting of revenues of $69.8 million and operating expenses of $61.9 million, during the year ended February 28, 2005, compared to operating income of $5.6 million, consisting of revenues of $70.8 million and operating expenses of $65.2 million, during the year ended February 29, 2004. Net revenues decreased $1.0 million primarily as a result in increased promotional allowances in response to the competitive environment. Operating expenses, other than depreciation, decreased $0.5 million. The decrease is primarily the result of a decrease in payroll and benefits and admissions taxes due to a decrease in volume, and decreased gaming taxes as a result of a decrease in revenue. Depreciation expense decreased $2.6 million as a result of ceasing to depreciate assets, in accordance with SFAS 144, effective with the Bankruptcy Court's approval of the sale agreement. The St. Louis segment had net income of $7.1 million for the year ended February 28, 2005, compared to net income of $4.6 million for the year ended February 29, 2004.

  Biloxi segment. On April 15, 2005, the Company consummated the sale of substantially all of the assets utilized in its Biloxi operations to Broadwater Development, LLP (the "Purchaser"). The sale was consummated pursuant to the terms and conditions of a Sale and Purchase Agreement, dated as of November 15, 2004, by and between President Mississippi, Vegas Vegas, Inc., PBLLC, (collectively, with President Mississippi and Vegas Vegas, the "Sellers") and Purchaser, as amended by the Amendment to Sale and Purchase Agreement dated as of November 19, 2004, and the Second Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (collectively, the "Sale Agreement"). Pursuant to the Sale Agreement, the Purchaser acquired from the Sellers substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations. Under the terms of the Sale Agreement, the purchase price was approximately $82.0 million, subject to certain post-closing adjustments. Approximately $6.8 million of the purchase price was paid by Silver Slipper Casino Venture LLC, which acquired the right to purchase the gaming casino assets under a separate transaction with the Purchaser.

  The Company's Biloxi operating segment had operating income of $1.2 million, consisting of revenues of $43.2 million and operating expenses of $42.0 million during the year ended February 28, 2005, compared to operating income of $3.0 million, consisting of revenues of $48.5 million and operating expenses of $45.5 million during the year ended February 29, 2004. The Company's Biloxi operations were closed from noon on September 14, 2004 until 7:00 a.m. on September 17, 2004 due to Hurricane Ivan. The Company's Biloxi properties received no significant damage. However, damage caused by Hurricane Ivan to areas east of Biloxi, principally Alabama and Florida, representing a significant portion of Biloxi's feeder market, was significant. As a result of the temporary closure and the damage in areas east of Biloxi, Biloxi's patron count decreased, resulting in a decline in revenues.
Operating expenses, other than depreciation, decreased $3.0 million as a result of decreased payroll and benefits due to a decrease in number of guests and decreased gaming taxes as a result of a decrease in revenue. Depreciation expense decreased $0.5 million as a result of ceasing to depreciate assets, in accordance with SFAS 144, effective with the Bankruptcy Court's approval of the sale agreement. The Biloxi segment had net income of $6.4 million for the year ended February 28, 2005, compared to a net loss of $0.4 million for the year ended February 29, 2004. Included in fiscal year 2005 net income is a $2.4 million gain resulting from the write down of the PBLLC debt to net realizable value due to the Court approved Mississippi Plan of Liquidation.
As a result of the sale of the Company's Biloxi operations on April 15, 2005, and the gain that resulted from the transaction, the Company recorded a reduction of the income tax valuation allowance resulting in a $5.7 million tax benefit during fiscal year 2005.

  Leasing segment. The leasing segment was operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. On June 11, 2003, as a result of the Company's default on the debt that the vessel collateralized, the United States Marshall's office served a warrant on the "President Riverboat Casino-Mississippi," the second vessel owned by the leasing segment. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid.

  The Company incurred a net loss of $0.1 million, before a gain on restructuring debt of $2.6 million, from the leasing segment during the year ended February 28, 2005, compared to a net loss of $2.4 million during the year ended February 29, 2004. On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing President Riverboat Casino-New York, Inc.'s Chapter 11 bankruptcy case. As a result of the segment no longer operating under the protection of Chapter 11, the Company accrued certain contractual obligations under the terms of the debt agreement collateralized by the M/V "President Riverboat Casino-Mississippi." Such amounts consist of $0.7 million of default interest arising since the inception of the bankruptcy filing, $0.5 million in contractual legal fees and $0.1 million in penalties. Additionally, the Company recognized a $0.3 million valuation allowance on the vessel. The sales proceeds did not cover the debt obligation. Subsequent to February 28, 2005, the Company and lender reached an agreement whereby the parties mutually agreed that all obligations related to the indebtedness and penalties for default thereon would be satisfied for $0.8 million. As a result of this agreement, the Company recognized a gain of $2.6 million on restructuring of debt.

  Net loss. The Company generated net income of $4.5 million during the year ended February 28, 2005, compared to a net loss of $2.7 million during the year ended February 28, 2004.

Fiscal 2004 Compared to Fiscal 2003

  Operating revenues from continuing operations. As of February 28, 2005, the Company had entered into purchase agreements for the sale of the Company's St. Louis and Biloxi operations which were each approved by the Bankruptcy Court. As such, revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $2.9 million during the year ended February 29, 2004 compared to $3.2 million for the year ended February 28, 2003. Corporate overhead decreased $0.3 million primarily as the result of a severance agreement with a former executive accrued during fiscal year 2003 of $0.3 million.

  Operating income. As a result of the foregoing items, the Company had an operating loss of $2.9 million during fiscal 2004, compared to an operating loss of $3.2 million during fiscal 2003.

  Interest expense, net. The Company incurred net interest expense of $17,000 during fiscal 2004, compared to $3.3 million during fiscal 2003. The decrease is the result of $3.3 million decrease in interest expense resulting from June 20, 2002 voluntary petition under Chapter 11 of the Bankruptcy Code, whereby the Noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be under-secured and as a result, interest ceased to accrue as of the date thereof.

  Reorganization items. The Company incurred reorganization items of $0.3 million during the year ended February 29, 2004, compared to $0.8 million during the year ended February 28, 2003. Reorganization expense is largely attributable to legal fees associated with the Company's bankruptcy proceedings. The decrease in reorganization costs is a result of the costs associated with the process of selling assets of the Company which were directly attributable to each of the discontinued operations.

  Minority interest expense. The Company incurred $1.3 million in minority interest expense during both fiscal years 2004 and 2003. During both periods the minority interest relates to Mr. Connelly's Class B Unit of the Broadwater Property.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $4.5 during fiscal year 2004 compared to a net loss from continuing operations of $8.6 million during fiscal year 2003.

  Discontinued operations.   Discontinued operations consists of the Company's
St. Louis segment, Mississippi segment and the former vessel leasing segment.

  St. Louis segment. On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis Operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur not earlier than the late summer of 2005.

  The Company's St. Louis operating segment had operating income of $5.6 million, consisting of revenues of $70.8 million and operating expenses of $65.2 million during the year ended February 29, 2004, compared to operating income of $4.9 million, consisting of revenues of $73.9 million and operating expenses of $69.0 million during the year ended February 28, 2003. Net revenues decreased $3.1 million primarily as a result in increased promotional allowances in response to the competitive environment. Operating expenses, other than depreciation, decreased $1.3 million as a result of decreased payroll and benefits as a result of a decrease in number of guests and decreased gaming taxes as a result of a decrease in revenue. The St. Louis segment had net income of $4.6 million for both years ended February 29, 2004, and February 28, 2003.

  Biloxi segment. On April 15, 2005, the Company announced that it had consummated the sale of substantially all of the assets utilized in its Biloxi operations to Broadwater Development, LLP (the "Purchaser"). The sale was consummated pursuant to the terms and conditions of a Sale and Purchase Agreement, dated as of November 15, 2004, by and between President Mississippi, Vegas Vegas, Inc., PBLLC, (collectively, with President Mississippi and Vegas Vegas, the "Sellers") and Purchaser, as amended by that certain Amendment to Sale and Purchase Agreement dated as of November 19, 2004, and that certain Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (collectively, the "Sale Agreement"). Pursuant to the Sale Agreement, the Purchaser acquired from the Sellers substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations. Under the terms of the Sale Agreement, the purchase price for the was approximately $82.0 million, subject to certain post-closing adjustments. Approximately $6.8 million of the purchase price was paid by Silver Slipper Casino Venture LLC, which acquired the right to purchase the gaming casino assets under a separate transaction with the Purchaser.

  The Company's Biloxi operating segment had operating income of $3.0 million, consisting of revenues of $48.5 million and operating expenses of $45.5 million during the year ended February 29, 2004, compared to operating income of $2.9 million, consisting of revenues of $49.8 million and operating expenses of $46.9 million during the year ended February 28, 2003. Operating expenses decreased $1.2 million as a result of decreased payroll and benefits as a result of a decrease in number of guests and decreased gaming taxes as a result of a decrease in revenue. The Biloxi segment had a net loss of $0.4 million for the year ended February 28, 2004, compared to a net loss of $2.1 million for the year ended February 28, 2003.

  Leasing segment. The leasing segment was operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. On June 11, 2003, as a result of the Company's default on the debt that the vessel collateralized, the United States Marshall's office served a warrant on the "President Riverboat Casino-Mississippi," the second vessel owned by the leasing segment. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid.

  The Company incurred a net loss of $2.4 million from the leasing segment during the year ended February 29, 2004, compared to a net loss of $2.9 million during the year ended February 28, 2003. On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing President Riverboat Casino-New York, Inc.'s Chapter 11 bankruptcy case. As a result of the segment no longer operating under the protection of Chapter 11, the Company accrued certain contractual obligations under the terms of the debt agreement collateralized by the M/V "President Riverboat Casino-Mississippi." Such amounts consist of $0.7 million of default interest arising since the inception of the bankruptcy filing, $0.5 million in contractual legal fees and $0.1 million in penalties. Additionally, the Company recognized a $0.3 million valuation allowance on the vessel. During fiscal 2003, the Company recognized a $1.2 million asset impairment, $0.6 million of depreciation expense and $1.0 million of selling, general and administrative expense related to the cost of maintaining the two vessels it then owned.

  Net loss. The Company incurred a net loss of $2.7 million during fiscal 2004, compared to a net loss of $9.1 million during fiscal 2003.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets.

  As discussed above, the Company and its operating subsidiaries, with the exception of PBLLC and President Riverboat Casino-New York, Inc., are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will continue to incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy, management believes that its liquidity and capital resources will be sufficient to maintain its St. Louis operations at current levels until the pending sale of the property. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of February 28, 2005, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  The Company's St. Louis operations require approximately $3.5 million to fund daily operations. As of February 28, 2005, the St. Louis operations had $21.9 million of non-restricted cash of which $3.0 million is included in "Assets of Discontinued Operations."

  The Company is heavily dependent on cash generated from operations to continue to operate as planned in its existing jurisdiction and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund all of its ongoing operations. The debt obligations will be stayed during the bankruptcy proceedings. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures or seek other sources of financing.

  The Company had $0.4 million in restricted short-term investments as of February 28, 2005, consisting of certificates of deposit guaranteeing a certain performance obligation required by the Mississippi Gaming Commission.

  The Company generated $6.4 million of cash from operating activities during the year ended February 28, 2005, compared to $7.8 million for the year ended February 29, 2004.

  Investing activities of the Company generated $2.3 million of cash during the year ended February 28, 2005, primarily as a result of proceeds from the sale of the Broadwater Tower of $6.4 million offset by expenditures for property and equipment of $4.3 million.

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

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC receive 100% of their claims. Under the Modified Plan, the obligations to the secured lender were modified with respect to the debt amount, the interest rate and the due date. On April 15, 2005, the Modified Indebtedness and accrued interest thereon were paid in full with the proceeds from the sale of the Broadwater Property.

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas, Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors SunAmerica Inc. and McKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became final on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds of the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, are being allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes in the aggregate outstanding principal amount of $75.0 million (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that (i) approximately $27.9 million of the indebtedness due the Noteholders could be paid, (ii) in respect of the liquidation preference of its Class B membership interest in PBLLC, JECA could receive approximately $16.6 million of the proceeds from the sale of the Mississippi Properties plus accrued interest, and approximately an additional $2.8 million of the proceeds of the sale of the Company's St. Louis operations (assuming the sale of the St. Louis operations is consummated in accordance with its present terms as described below and the Noteholders are paid in full).

  The Company defaulted under the terms of its "M/V "President Casino-Mississippi" note. The M/V "President Casino-Mississippi" is the vessel previously operated as a casino in Biloxi, Mississippi and Davenport, Iowa. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralize a term note payable which was also personally guaranteed by John
E. Connelly, Chairman and Chief Executive Officer of the Company. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $0.5 million.

  Because the Note was also guaranteed by the Company and President Mississippi, the payment of the personal guarantee triggered a right of contribution to Mr. Connelly from both the Company and the President Mississippi. In addition, Mr. Connelly became partially jointly subrogated to the lender's right under the Note to collect the payment by him from the Company's subsidiary that issued the Note. The Note remained outstanding at year end. The Company, President Mississippi, Mr. Connelly and the lender entered into an agreement whereby the Company would satisfy its obligations under the indebtedness, and related costs, for $0.8 million. Additionally, Mr. Connelly agreed to forego his rights and assignments. The terms are incorporated in the Plan of Reorganization for President Mississippi, which was confirmed on May 27, 2005, and became effective on June 7, 2005, at which time the Company paid the lender $0.8 million in satisfaction of its obligations. Pursuant to the agreement between the Company and other parties involved, the Company wrote down its obligations related to the M/V "President Casino-Mississippi" by $2.6 million in the fourth quarter of fiscal 2005, which is included in discontinued operations.

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

Recently Issued Accounting Standards

  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").
Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. Historically, the Company has elected to follow the guidance of APB 25 which allowed the Company to use the intrinsic value method of accounting to value its share-based payment transactions with employees.
Based on this method, the Company did not recognize compensation expense in its consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. The provisions of SFAS 123R are required to be adopted by the Company beginning March 1, 2006. The Company does not expect adoption of this standard to have a material impact, if any, on the Company's results of operations and such impact is contingent upon the number of future options granted, the selected transition method and the selection between acceptable valuation methodologies for valuing options.

Forward Looking Statements

  This Annual Report on Form 10-K and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Annual Report on Form 10-K and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects and operations;
(ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continuation of future operating and net losses by the Company; (ii) the inability of the Company to restructure its debt obligations; (iii) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations and continue as a going concern; (iv) the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; (v) risks associated with third parties proposing and obtaining confirmation of one or more plans of reorganization, or seeking and obtaining approval for the appointment of a Chapter 11 trustee or converting the cases to Chapter 7 cases; (vi) the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers; (vii) the Company's ability to maintain contracts that are critical to its operations; (viii) potential adverse developments with respect to the Company's liquidity and results of operations; (ix) developments or new initiatives by our competitors in the markets in which we compete; (x) our stock price; (xi) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (xii) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  As of February 28, 2005, the Company had $112.4 million of debt. Of this amount $75.0 million bears contractual interest at fixed rates and is classified as liabilities subject to compromise and $0.8 million bears contractual interest at a fixed rate and is classified as liabilities of discontinued operations. The remaining $36.6 million bears contractual interest at a variable rate. The $36.6 million Broadwater Property note bears interest at a stipulated variable rate at the greater of (i) 7.75% or (ii) 4.0% plus the LIBOR 30-day rate. As of February 28, 2005, the interest rate applicable to the debt carried a variable rate of 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of February 28, 2005, would increase the Company's annual contractual interest costs by approximately $0.4 million. The $39.0 million Broadwater Property note was paid in full during April 2005. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

  As of February 28, 2005, the Company is obligated to pay under the Class B Unit of Mr. Connelly in PBLLC a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of February 28, 2005, the minority interest on the balance sheet is comprised of $19.0 million, related to its obligation to redeem the Class B Unit for $10.0 million, plus any priority return accrued but not paid. As of February 28, 2005, the interest rate applicable to the debt carried a variable rate of 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of February 28, 2005, would increase the Company's annual contractual interest costs by approximately $0.2 million.

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

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure.

  Not applicable.

Item 9A.  Controls and Procedures.

  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of February 28, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

  There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

  Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

  As of the date hereof, the directors and executive officers of the Company, together with certain information about them, are set forth below.

         Name           Age    Director Since    Positions with the Company
         ----           ---    --------------    --------------------------
   John E. Connelly      79        1992          Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Class III)
   John S. Aylsworth     54        1995          President, Chief Operating
                                                   Officer and Director
                                                   (Class III)
   Terrence L. Wirginis  53        1993          Vice Chairman of the Board,
                                                   Vice President-Marine and
                                                   Development and Director
                                                   (Class II)
   Ralph J. Vaclavik     50         --           Senior Vice President and
                                                   Chief Financial Officer
   Karl G. Andren        58        1993          Director (Class I)
   Royal P. Walker, Jr.  45        1996          Director (Class I)

  The Company has a classified Board of Directors consisting of three classes. At each annual meeting of stockholders, the bylaws provide that directors are elected for a term of three years to succeed those directors whose terms are expiring. No annual meeting of stockholders has been held since August 2001 and none is scheduled for 2005. Each director will continue in office until his successor is duly elected and qualified.

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

  The Company's board of directors has a standing Audit Committee which is comprised of non-employee directors. Messrs. Andren and Walker comprise the Audit Committee. The Audit Committee acts pursuant to a written charter. The Audit Committee met four times during fiscal 2005. Each member of the Company's Audit Committee meets the independence requirement of the Securities Exchange Act of 1934, as amended, and is financially literate, knowledgeable and qualified to review financial statements. The Audit Committee does not have a financial expert designated by the board of directors. Messrs. Andren and Walker, who are the sole independent board members, are not financial experts by definition of Regulation S-K. Due to the bankruptcy proceedings and financial uncertainties of the Company, it has not been possible to recruit additional independent board members.

  The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A copy of the Code of Ethics is available from the Company at no charge.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. The Company has designated an officer who is available to the Company's Reporting Persons to assist them in filing the required reports. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended February 28, 2005 all Section 16(a) filing requirements applicable to the Reporting Persons were complied with.

Item 11.  Executive Compensation.

  The following table sets forth certain information with respect to compensation paid by the Company during the three fiscal years ended February 28, 2005 and February 29, 2004 and February 28, 2003, respectively, to each of the named executive officers of the Company.

                                    SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                        Annual Compensation     Compensation
                                        --------------------    ------------
                                                                 Securities          All
                                Fiscal                           Underlying         Other
Name and Principal Position      Year     Salary      Bonus     Options/SARs     Compensation (1)
---------------------------     ------    ------      -----     ------------     ----------------

John E. Connelly                 2005    $200,000    $    --          --            $ 4,090
Chairman of the Board and        2004     200,000         --          --              4,000
Chief Executive Officer          2003     200,000         --          --              3,375

John S. Aylsworth                2005    $450,000    $112,500         --            $ 4,446
President and Chief              2004     450,000     171,561         --              3,718
Operating Officer                2003     450,000      67,510         --              4,141

Terrence L. Wirginis             2005    $205,000    $ 30,750         --            $ 4,407
Vice Chairman of the             2004     205,000      46,894         --              3,923
Board and Vice President         2003     205,000      18,449         --              4,157
-Marine and Development

Ralph J. Vaclavik                2005    $180,000    $ 27,000         --            $ 4,238
Senior Vice President and        2004     180,000      41,174         --              3,923
Chief Financial Officer          2003     180,000      16,200         --              4,034

___________________

(1) Consists of contributions made to the Company's 401(k) plan for the account of the named executive.

  The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table during fiscal 2005. None of the named executive officers exercised any stock options during fiscal 2005.

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

(1)  As of February 28, 2005, no options were in the money.

Employment Arrangements

  In June 1998, the Company entered into separate Amended and Restated Employment Agreements with each of Messrs. Connelly, Aylsworth and Wirginis. The agreements with each of Messrs. Connelly, Aylsworth and Wirginis provide for a term of employment through June 1, 2003. The agreements are automatically renewable thereafter for successive two-year terms unless terminated by either party. The term of each of the contracts has been extended by the Company to June 30, 2005. Each of the employment agreements is an executory contract which has neither been accepted or rejected in the Company's bankruptcy proceedings.

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

  In May 2005, the Compensation Committee of the Board of Directors approved replacement employment agreements for Mr. Connelly, Mr. Aylsworth and Mr. Wirginis. The replacement employment agreements would have a six-month term beginning June 1, 2005, and would include a salary equal to each executive's current salary. The replacement employment agreements would also contain terms and conditions substantially similar to the current employment contracts; provided, however, that the replacement employment agreements do not contain a change in control clause. The Compensation Committee has recommended that each of the executives receive a bonus equal to three months of salary if the executive remains employed at the closing of the sale of the St. Louis operations. The Company has filed a motion with the Missouri Bankruptcy Court seeking approval of the replacement contracts, but such motion has not yet been heard or ruled upon. At this time, it is not possible to predict whether the replacement employment agreements will be approved in the form presented.

Compensation of Directors

  During fiscal 2005, directors who were not employees of the Company received annual director's fees of $36,000. Directors who are employees of the Company do not receive director's fees. Directors of the Company are entitled to receive discretionary grants of stock options. No such grants were made in fiscal 2005. In addition, under the Company's existing stock option plan, each non-employee director elected to the Board of Directors receives a grant of non-qualified stock options to purchase 5,000 shares of Common Stock at the fair market value of the Company's Common Stock on the date of grant. These stock options are exercisable immediately with respect to one-half of the shares and become exercisable with respect to the remainder of the shares in two equal annual installments.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of the June 14, 2005: (i) by each person known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) by each of the Company's directors;
(iii) by each of the executive officers of the Company listed in the Summary Compensation Table, and (iv) by all of directors and executive officers of the Company as a group.

  Name of Beneficial Owner          No. of Shares (1)     % of Class (1)
  ------------------------         ------------------     -------------
    John E. Connelly                     615,235 (2)          12.2%
    John S. Aylsworth                    492,318 (3)           9.1%
    Terrence L. Wirginis               1,250,603 (4)          24.3%
    Karl G. Andren                        69,500 (5)           1.4%
    Royal J. Walker, Jr.                  36,000 (6)            *
    Ralph J. Vaclavik                     29,114 (7)            *
    All executive officers and
     directors as a group (6 persons)  2,492,770 (8)          44.3%
________________________
* Less than 1%
                                    39

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

(2) Consists of an aggregate of 615,235 shares owned of record by an entity controlled by Mr. Connelly. Mr. Connelly's address is 2180 Noblestown Road, Pittsburgh, PA 15205.

(3) Includes 370,000 shares issuable pursuant to stock options which are currently exercisable. Mr. Aylsworth's address is 802 North First Street, St. Louis, MO 63102.

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

(8) Includes 593,500 shares issuable pursuant to stock options which are currently exercisable.

  The following table reflects information about the Company's equity compensation plans as of February 28, 2005.

                                                                         Number of securities
                    Number of securities                               remaining available for
                     to be issued upon     Weighted average exercise    future issuance under
                        exercise of           price of outstanding       equity compensation
Plan category        outstanding options          options                       plans
-------------         ------------------      ------------------          ------------------

Equity compensation
plans approved by
shareholders            688,609                     $ 0.87                    134,725

Equity compensation
plans not approved
by shareholders             --                          --                        --

Item 13.  Certain Relationships and Related Transactions

  J. Edward Connelly and Associates, Inc. ("JECA"), an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a

Class B membership interest in PBLLC. Under the operating agreement of PBLLC, such Class B interest is entitled to certain redemption rights and preferred returns on cash flows. In April 2001, PBLLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As part of the plan of reorganization filed by PBLLC in the bankruptcy proceedings, JECA will retain its membership interest but any payments by PBLLC to JECA shall be restricted until such time as all outstanding obligations to its lender and other interests receiving funds under the plan of reorganization are discharged.

  The M/V "President Casino-Mississippi" and various equipment aboard the M/V "President Casino-Mississippi" collateralized a term note payable which was also personally guaranteed by Mr. Connelly and his affiliates. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). The highest aggregate sum guaranteed on the Note in fiscal 2005 was $2.1 million. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Resources."

  In connection with the resolution of various bankruptcy issues with respect to the Company's Biloxi operations, JECA entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, Vice Chairman of the Board and Ralph J. Vaclavik, the Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties and the anticipated sale of the Company's St. Louis operations (if completed in accordance with its present terms) will be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC, Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive approximately $4.8 million, $4.8 million and $0.3 million, respectively, pursuant to the JECA Proceeds Distribution Agreement.

                                    PART IV

Item 14. Principal Accountant Fees and Services.

  The Audit Committee has appointed Deloitte & Touche LLP to serve as the Company's independent registered public accounting firm for 2005 and 2004.

  The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our the Company's financial statements, and fees billed for other services rendered by Deloitte & Touche LLP for the fiscal years shown.

                                            Year Ended February 28/29,
                                               2005            2004
                                              ------          ------

     Audit Fees (1)......................   $    228        $   228
     Audit-Related Fees (2)..............        131            131
     Tax Fees (3)........................        163             15
                                             ---------       --------
        Total                               $    522        $   374
                                             =========       ========

(1) Audit Fees consist of fees rendered for professional services rendered for the audit of our financial statements included in our Forms 10-K and 10-Q's during the 2005 and 2004 fiscal years and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagement.

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

  During 2005, the Audit Committee pre-approved non-audit services related to tax compliance and gaming compliance. The Audit Committee pre-approved 100% of the fees for services covered under the captions "Audit Related Fees" and "Tax Fees," for fiscal years 2005 and 2004.

  Prior to retaining Deloitte & Touche LLP to provide any non-audit services, the Audit Committee considered whether Deloitte & Touche LLP's provision of all these services was compatible with maintaining the independence of Deloitte & Touche LLP and determined that the provision of these services would not interfere with Deloitte & Touche LLP's independence.

Item 15.   Exhibits and Financial Statement Schedules.

(a) 1.     Financial Statements.

           See the Index to Financial Statements and Schedules on page F-1.

    2.     Financial Statement Schedules.

           See the Index to Financial Statements and Schedules on page F-1.

    3.     Exhibits.

           See Exhibit Index on page F-52.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC. (Debtors-in-Possession)
     Consolidated Financial Statements:
       Report of Independent Registered Public Accounting Firm...........F-2
       Consolidated Balance Sheets as of February 28, 2005 and
         February 29, 2004...............................................F-3
       Consolidated Statements of Operations for the Years
         Ended February 28, 2005, February 29, 2004 and
         February 28, 2003...............................................F-4
       Consolidated Statements of Stockholders' Equity (Deficit) for the
         Years Ended February 28, 2005 and February 29, 2004
         and February 28, 2003...........................................F-5
       Consolidated Statements of Cash Flows for the Years
         Ended February 28, 2005 and February 29, 2004 and
         February 28, 2003...............................................F-6
       Notes to Consolidated Financial Statements........................F-7
     Financial Statement Schedule:
       Schedule II--Valuation and Qualifying Accounts...................F-42
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.

II.  THE CONNELLY GROUP, L.P.
     Financial Statements:
       Report of Independent Registered Public Accounting Firm..........F-43
       Balance Sheets as of February 28, 2005 and February 29, 2004.....F-44
       Statements of Operations for the Years Ended February 28, 2005,
       February 29, 2004 and February 28, 2003..........................F-45
       Statements of Partners' Preferred Redeemable Capital and
         General Capital for the Years Ended February 28, 2005,
         February 29, 2004 and February 28, 2003........................F-46
       Statements of Cash Flows for the Years Ended
         February 28, 2005, February 29, 2004 and February 28, 2003.....F-47
       Notes to Financial Statements....................................F-48
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts..................F-50
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of the Board of Directors of President Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of President Casinos, Inc. (debtors-in-possession), (the "Company") as of February 28, 2005 and February 29, 2004, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended February 28, 2005. Our audits also include the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allocated for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the business.

The accompanying consolidated financial statements have been prepared assuming that the Company, will continue as a going concern. As discussed in Notes 1 and 2, the Company has suffered recurring losses from operations, generated negative cash flows from operations and has a net stockholders' deficit. Management's plans in regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the Company has entered into agreements to sell the St. Louis casino operations and the Biloxi, Mississippi operations.


/s/ Deloitte & Touch LLP
St. Louis, Missouri
May 27, 2005

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)

                                                                            February 28/29,
                                                                            2005       2004
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $ 20,706   $ 18,362
  Restricted cash and cash equivalents..................................     2,234      2,322
  Restricted short-term investments.....................................       350        350
  Assets of discontinued operations.....................................    93,237     95,568
  Prepaid expenses and other current assets.............................       173        209
                                                                          ---------  ---------
      Total current assets..............................................   116,700    116,811

Property and Equipment, net.............................................         5          7
                                                                          ---------  ---------
                                                                          $116,705   $116,818
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $    641   $    102
  Accrued payroll and benefits..........................................       339        577
  Other accrued liabilities.............................................     1,045        580
  Liabilities of discontinued operations................................     9,346     12,837
  Current maturities of long-term debt..................................    36,621        --
                                                                          ---------  ---------
      Total current liabilities.........................................    47,992     14,096

Long-Term Debt..........................................................       --      45,429
Minority Interest.......................................................    19,020     17,653
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................    67,012     77,178

Liabilities Subject to Compromise.......................................    91,850     91,989
                                                                          ---------  ---------
         Total liabilities..............................................   158,862    169,167
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (144,188)  (154,380)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................   (42,157)   (52,349)
                                                                          ---------  ---------
                                                                          $116,705   $116,818
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Years Ended February 28/29,
                                                  2005       2004       2003
                                                 ------     ------     ------


OPERATING REVENUES.........................    $    --    $    --    $    --
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Selling, general and administrative........       2,640      2,899      3,232
Depreciation and amortization..............           4          5         11
Development................................         --         --           5
                                               ---------  ---------  ---------
  Total operating costs and expenses.......       2,644      2,904      3,248
                                               ---------  ---------  ---------

OPERATING LOSS.............................      (2,644)    (2,904)    (3,248)
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Interest expense (contractual interest of
   $13,310, $12,335 and $11,000 for the
   years ended February 28/29, 2005,
   2004 and 2003)..........................         --          (1)    (3,300)
Interest income............................           8         18         43
Reorganization items, net..................      (1,738)      (342)      (756)
                                               ---------  ---------  ---------
Total other income (expense), net..........      (1,730)      (325)    (4,013)
                                               ---------  ---------  ---------
LOSS BEFORE MINORITY INTEREST
 AND DISCONTINUED OPERATIONS...............      (4,374)    (3,229)    (7,261)
Minority interest..........................       1,368      1,306      1,319
                                               ---------  ---------  ---------
LOSS FROM CONTINUING OPERATIONS............      (5,742)    (4,535)    (8,580)
                                               ---------  ---------  ---------
Income (loss) from discontinued operations.      15,934      1,800       (499)
                                               ---------  ---------  ---------
NET INCOME (LOSS)..........................    $ 10,192   $ (2,735)  $ (9,079)
                                               =========  =========  =========

Basic and diluted net loss per share
   from continuing operations..............     $ (1.14)   $ (0.90)   $ (1.70)
Basic and diluted net income (loss) per
   share from discontinued operations......        3.17       0.36      (0.10)
                                                --------   --------   --------
Basic and diluted net income (loss)
   per share...............................     $  2.03    $ (0.54)   $ (1.80)
                                                ========   ========   ========
Weighted average common and dilutive
 potential common shares outstanding.......       5,033      5,033      5,033
                                                 =======    =======    =======

See Notes to Consolidated Financial Statements.

                          PRESIDENT CASINOS, INC.
                          (DEBTORS-IN-POSSESSION)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (in thousands)

                                                Additional
                                      Common      Paid-In   Accumulated
                                       Stock      Capital     Deficit      Total
                                       -----      -------     --------     -----

Years Ended February 28, 2003,
  February 29, 2004 and
  February 28, 2005:

Balance as of March 1, 2002.......  $     302   $ 101,729   $(142,566)  $ (40,535)
Net loss..........................        --          --       (9,079)     (9,079)
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2003...        302     101,729    (151,645)    (49,614)
Net loss..........................        --          --       (2,735)     (2,735)
                                    ----------  ----------  ----------  ----------
Balance as of February 29, 2004...        302     101,729    (154,380)    (52,349)
Net income........................        --          --       10,192      10,192
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2005...  $     302   $ 101,729   $(144,188)  $ (42,157)
                                    ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                          Years Ended February 28/29,
                                                         2005        2004        2003
                                                        ------      ------      ------

Cash flows from operating activities:
Net income (loss)...................................   $ 10,192    $ (2,735)   $ (9,079)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization...................      4,934       8,114       8,923
    Gain on disposal of assets......................          8         150         117
    Impairment of long-lived assets.................        --          288       1,167
    Minority interest...............................      1,368       1,306       1,319
    Reorganization items............................     (5,059)        --          --
    Deferred income taxes...........................     (5,707)        --          --
    Net change in working capital accounts..........        703         633       7,659
                                                       ---------   ---------   ---------
      Net cash provided by operating activities.....      6,439       7,756      10,106
                                                       ---------   ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........     (4,344)     (2,464)     (5,592)
  Proceeds from the sale of property
     and equipment..................................      6,554       1,560          12
  Changes in restricted cash........................         87       2,982       1,638
  Purchase of short-term investments................        --          --          (12)
  Maturity of short-term investments................        --          322          75
                                                       ---------   ---------   ---------
       Net cash provided by (used in)
         investing activities.......................      2,297       2,400      (3,879)
                                                       ---------   ---------   ---------
Cash flows from financing activities:
  Payments on notes payable.........................     (6,392)     (3,551)       (105)
  Payment of minority interest......................        --           (2)        (73)
                                                       ---------   ---------   ---------
      Net cash used in financing activities.........     (6,392)     (3,553)       (178)
                                                       ---------   ---------   ---------
Net increase in cash and cash equivalents...........      2,344       6,603       6,049

Cash and cash equivalents at beginning of year......     22,762      16,159      10,110
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of year............   $ 25,106    $ 22,762    $ 16,159
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

--Overview

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

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, PCI was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of February 28, 2005, the outstanding principal consists of $56,250 of Senior Exchange Notes and $18,750 of Secured Notes.

  On June 20, 2002, President Casinos, Inc. and its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). On July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. ("President New York") and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where the latter proceeding is now pending and being administered.

  The Company and its operating subsidiaries, except President Broadwater Hotel, LLC and President New York, each continue in possession and use of their assets as debtors-in-possession. The Company and its operating subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated under the President Casinos, Inc. case.

  Prior to any of the cases being transferred to the Missouri Bankruptcy Court, the Mississippi Bankruptcy Court established "bar dates," all of which have expired, by which all claimants were required to submit and characterize claims against the Company. As part of the Company's Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the filings for the purpose of identifying certain pre-petition claims. In the Company's Chapter 11 cases, substantially all of the Company's liabilities as of the filing date are subject to adjustment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. Schedules have been filed by the Company with the Bankruptcy Courts setting forth the assets and liabilities of the debtors as of the filing dates as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization. Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts and unexpired leases, subject to Bankruptcy Court review.

  The consummation of a plan of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company, including setting forth the potential distributions on account of such claims and interests, if any. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Before a Plan may be distributed for balloting the Court must approve a Disclosure Statement by determining that the Disclosure Statement adequately describes the Plan. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors whose rights or interests are impaired under the Plan. If any impaired class of creditors does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

  On April 15, 2005, the Company sold its Biloxi operations for approximately $82,000. In addition, the Company has an agreement to sell its St. Louis operations for $57,000. If the sale of the Company's St. Louis operations is consummated under the agreed upon terms, the Company would not have any current ongoing business operations. At this time management is unable to predict with certainty whether the sale of its St. Louis operations will be consummated and whether the Company will be able to continue as a going concern or be liquidated.

  In light of the sale of the Company's Biloxi assets and leasing operations assets, and the pending contract for sale of the St. Louis operations, the Company has one reportable segment from continuing operations consisting of corporate administration.

-- Biloxi Casino and Hotel Operations

  President Mississippi, Vegas, Vegas, Inc. ("Vegas, Vegas") and President Broadwater Hotel, L.L.C. ("PBLLC") (collectively, the "Mississippi Affiliates") agreed, with the prior approval of the Bankruptcy Court, to sell substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations (the "Mississippi Properties") to Broadwater Development, LLP, a Mississippi limited liability partnership (or the assignee or designee thereof) for $82,000, and otherwise on the terms and conditions of a certain Sale and Purchase Agreement dated November 15, 2004 and executed by and among Broadwater Properties, LLC, as purchaser, and the Mississippi Affiliates, as sellers, as amended by an Amendment to Sale and Purchase Agreement dated as of November 29, 2004, assigned on or about January 13, 2005 by Broadwater Properties to Broadwater Development, LLP ("BDLLP", and together with any assignees or designees thereof, the "Mississippi Purchaser"), further modified by a certain Second Amendment to Sale and Purchase Agreement dated January 20, 2005 (as modified and amended, the "Mississippi Asset Sale Agreement"). The Mississippi Asset Sale Agreement further provides that the Mississippi Affiliates shall retain certain excluded assets as therein defined (the "Mississippi Excluded Assets", consisting primarily of cash in bank accounts. Pursuant to a separate Agreement Concerning Assignment dated March 30, 2005 ("Agreement Concerning Assignment") made by and between the Mississippi Affiliates, BDLLP and Silver Slipper Casino Venture, LLC, it was agreed, with the approval of the Bankruptcy Court, that the assets associated with the Company's Mississippi casino would be transferred at the closing of the transaction to Silver Slipper on certain terms and conditions therein stated.

  The sale of the Mississippi Properties closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for the Mississippi Affiliates that was jointly developed by the Company and its creditors SunAmerica Inc. and McKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became final on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds of the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together eith the proceeds from the liquidation of the Mississippi Excluded Assets, are being allocated and are being distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes in the aggregate outstanding principal amount of $75,000 (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that (i) approximately $27,900 of the indebtedness due the Noteholders could be paid,
(ii) in respect of the liquidation preference of its Class B membership interest in PBLLC, JECA could receive approximately $16,600 of the proceeds of the sale of the Mississippi Properties plus accrued interest, and approximately an additional $2,800 of the proceeds of the sale of the Company's St. Louis operations (assuming the sale of the St. Louis operations is consummated in accordance with its present terms as described below and the Noteholders are paid in full).

  JECA has entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Operating Officer and

Director of the Company, Terrence L. Wirginis, Vice Chairman of the Board and Ralph J. Vaclavik, the Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties and the anticipated sale of the Company's St. Louis operations (if completed in accordance with its present terms) will be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC, Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive approximately $4,800, $4,800 and $300, respectively, pursuant to the JECA Proceeds Distribution Agreement.

--St. Louis Casino Operations

  On September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50,000. On May 4, 2004, the Company and Isle of Capri Casinos, Inc. announced they had mutually agreed to terminate the agreement.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. ("Columbia Sussex") was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex have entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President Missouri Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the President Missouri Sale Agreement. The closing of the transaction is contingent upon approval by the Missouri Gaming Commission and other closing conditions. As more particularly described in the President Missouri Sale Agreement, certain assets of President Missouri are excluded from the transaction, including, among other things, an office building located in Laclede's Landing in the City of St. Louis, Missouri, and certain specified causes of action, cash on hand, tax refunds, insurance coverages and receivables, and certain inventory (the "Missouri Excluded Assets"). The President Missouri Sale Agreement calls for the sale to be closed on or before August 1, 2005, and any extension of such date will require the consent of both parties.

  The sale of the stock of President Missouri is subject to, among other things, the confirmation by the Missouri Bankruptcy Court of a Plan of Reorganization of President Missouri under Chapter 11 of the Bankruptcy Code. On May 25, 2005, the Company filed with the Missouri Bankruptcy Court a disclosure statement (the "Disclosure Statement") setting forth the terms of a Plan of Reorganization (the "Missouri Plan of Reorganization") that was jointly developed by the Company, its creditors SunAmerica Inc. and McKay Shields LLC, and the Official Unsecured Creditors' Committee in the Company's bankruptcy case. The Missouri Bankruptcy Court has scheduled a hearing on the sufficiency of the Disclosure Statement for June 16, 2005. If the Disclosure

Statement is approved, then the Missouri Bankruptcy Court will schedule a date for a hearing on confirmation of the Missouri Plan of Reorganization. Once confirmed, the Missouri Plan of Reorganization will not become effective unless and until all the other conditions to the closing of the sale to Columbia Sussex are satisfied, including, without limitation, approval of the Missouri Gaming Commission.

  Management estimates that the proceeds from the sale of the stock of President Missouri and the Missouri Excluded Assets would, if the sale is consummated on its present terms, provide sufficient funds to discharge all of the Company's remaining indebtedness, including the remaining balance due to the Noteholders. In the event the sale agreement is consummated on its terms and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time it is not possible to predict whether the sale of the St. Louis operations will be consummated or whether the Company will liquidate or continue business operations in some form.

--President Broadwater Hotel, LLC Bankruptcy Proceedings

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

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company initiated consummation of the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to the secured lender were modified with respect to the debt amount, the interest rate and the due date. On April 15, 2005, the Modified Indebtedness and accrued interest thereon were fully satisfied by PBLLC from the proceeds of the sale of the Company's Biloxi assets.

  --Other

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

  As of February 28, 2005, the Company had $20,706 of unrestricted cash and cash equivalents. The Company also had $4,400 held in discontinued operations, representing cash to be retained by the purchasers upon the sale of the properties. Of these amounts, the Company requires a minimum of approximately $4,000 for the St. Louis operations and $2,500 for the Biloxi operations as working capital. The Company is heavily dependant on cash generated from operations to continue to operate as planned and to make capital expenditures in St. Louis. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing St. Louis operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

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

  The accompanying consolidated balance sheets as of February 28, 2005 and February 29, 2004, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filings and proceedings which are required to be expensed as incurred.

3.  NATURE OF OPERATIONS

  The Company owns and operates dockside gaming casinos through its subsidiaries. The Company conducts dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi and in St. Louis, Missouri north of the Gateway Arch through its wholly-owned subsidiary, President Missouri. In addition, the Company owns and manages certain hotel and ancillary facilities associated with its gaming operations. President Broadwater Hotel, LLC, a limited liability company ("PBLLC") in which Broadwater Hotel, Inc. ("BHI") has a Class A ownership interest, owns approximately 240 acres in Biloxi, Mississippi, which includes a 111-slip marina which contains the mooring site of "President Casino-Broadwater", a hotel with approximately 333 rooms and an adjacent 18-hole golf course (collectively, the "Broadwater Property"). BHI is a wholly-owned subsidiary of the Company. The St. Louis gaming operations and Biloxi operations are classified as discontinued operations due to their pending sales as of February 28, 2005. As discussed in "Note 1. Bankruptcy Proceedings," the sale of the Biloxi gaming operations and the Broadwater Property was consummated on April 15, 2005.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

  Cash and cash equivalents include highly liquid investments, primarily certificates of deposit, with maturities of ninety days or less at date of purchase.

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

Property and Equipment

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

                                     2005       2004       2003
                                    ------     ------     ------
         Food and beverage......   $ 4,355    $ 4,051    $ 4,012
         Hotel..................     1,047      1,098        963
         Other..................       171        257        341
                                   --------   --------   --------
                                   $ 5,573    $ 5,406    $ 5,316
                                   ========   ========   ========

  All such revenues and promotional allowances are included in "Loss from Discontinued Operations."

Reorganization Items, Net

  Reorganization items, net, represent professional fees and U.S. Bankruptcy Trustee fees, net of forgiveness of certain pre-petition claims by certain professionals, incurred by the Company as a direct result of the Chapter 11 proceedings which are required to be expensed as incurred.

Minority Interest

  The Company recognizes net income (loss) in TCG, in which the Company has a 95% ownership interest, and PBLLC, in which BHI has 100% interest in the Class A Unit. In addition, the Company accrues minority interest at 5% of net income for TCG and recognizes a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of February 28, 2005 and February 29, 2004, the minority interest on the balance sheet is comprised of $19,020 and $17,653, respectively, related to its obligation to redeem the Class B Unit for $10,000, plus any priority return accrued but not paid. See "Note
16.  Minority Interest."

Stock-Based Compensation

  As of February 28, 2005, the Company has stock Option Plans, which are described more fully in "Note 17. Stock Option Plans." The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Substantially all of the Company's stock options were vested as of February 28, 2005. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been the same as the pro forma amounts.

Basic and Diluted Loss Per Share Information

  Loss per share information is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalent shares from diluted stock options from date of grant, using the treasury stock method. There is no difference between loss per share under the basic and diluted methods due to the anti-dilutive effect of the stock options, since the Company has either had losses or the exercise price of the stock options is in excess of the market value of the stock. See "Note 17. Stock Option Plans."

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

Recently Issued Accounting Standards

  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").
Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. Historically, the Company has elected to follow the guidance of APB 25 which allowed the Company to use the intrinsic value method of accounting to value its share-based payment transactions with employees.
Based on this method, the Company did not recognize compensation expense in its consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. The provisions of SFAS 123R are required to be adopted by the Company beginning March 1, 2006. The Company does not expect adoption of this standard to have a material impact, if any, on the Company's results of operations and such impact is contingent upon the number of future options granted, the selected transition method and the selection between acceptable valuation methodologies for valuing options.

Reclassifications

  Certain amounts have been reclassified to conform with fiscal 2005 financial statement presentation resulting from discontinued operations.

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

  The Company is required to collateralize certain performance bonds. To fulfill these requirements, the Company invests in certificates of deposit with maturities greater than ninety days and which do not exceed one year at date of purchase. Such amounts are classified as restricted short-term investments.

6.  PROPERTY AND EQUIPMENT

  On January 20, 2005, an auction was held under the terms of Section 363 of the United States Bankruptcy Code for the Company's Biloxi operations. Broadwater Development, LLP. was the winning over-bidder for the Biloxi operations. On February 7, 2005, the Missouri Bankruptcy Court approved the terms of the agreement. As such, property and equipment of the Biloxi operations have been classified as "Assets of Discontinued Operations" as of February 28, 2005 and February 29, 2004. See "Note 10. Discontinued Operations."

  On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code for the Company's St. Louis operations. Columbia Sussex, Inc. was the winning over-bidder for the common stock of the St. Louis casino operations. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. As such, property and equipment of the St. Louis operations has been reclassified to "Assets of Discontinued Operations" as of February 28, 2005 and February 29, 2004. See "Note 10. Discontinued Operations."

  The Company has entered into an agreement to sell its 36,000 square foot office building in St. Louis for $1,825, which is subject to the approval of the Bankruptcy Court. The building houses the Company's executive offices and other administrative staff. Upon closing, certain areas of the building will be leased back.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500 to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial lease through September 15, 2004, with the new owners whereby the Company will continue to operate the Broadwater Tower Hotel with options for additional extensions. The Company exercised its option to lease the hotel for an option period through January 15, 2005. Following January 15, 2005, the lease was extended under the same terms on a month-to-month basis with termination requiring 30 day notice by either of the parties. The options were extended on a month to month basis and remained in effect through the date on which the Biloxi operations were sold. No gain or loss was recorded on the sale of the Broadwater Tower during fiscal year 2005.

  During the fourth quarter of fiscal 2003, the Company held a sealed bid auction of the "Surfside Princess" in accordance with Section 363 of the United States Bankruptcy Code. In February, 2003, the auction closed and the winning bid was $1,500. The purchase agreement was consummated on May 2, 2003. The Company recognized a $1,167 asset impairment on the vessel in February 2003 to reduce the net book value to the bid price. The Company recorded a $36 loss on the sale of the vessel during the first quarter of fiscal 2004. See "Note 10. Discontinued Operations."

  In May 2003, the lender of the M/V "President Casino-Mississippi" filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $500. See "Note 10. Discontinued Operations."

7.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of February 28, 2005, and February 29, 2004, the Company's $75,000 noteholder debt is classified as liabilities subject to compromise. The M/V "President Casino-Mississippi" note is classified as liabilities of discontinued operations. See "Note 8. Liabilities Subject to Compromise and Reorganization Items, Net" and "Note 10. Discontinued Operations."

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provides that the unsecured creditors of PBLLC will receive 100% of their claims. Under the Modified Plan, the obligations to the lender were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On May 28, 2003, the Company paid the lender $3,551 pursuant to the Modified Plan. In March 2004, the Company paid $6,392 of principal from the proceeds of the sale of the Broadwater Tower. As of February 28, 2005, the principal amount of the Modified Indebtedness was $39,037, prior to adjustment for liquidation of PBLLC. The principal amount of the Modified Indebtedness earned interest at a rate of 12.75% per annum until the obligation was satisfied. The maturity date of the Modified Indebtedness was June 1, 2005. Interest was payable during the term of the Modified Indebtedness on the adjusted loan obligation amount. As of February 29, 2004, the adjusted loan obligation amount was $43,013. PBLLC was required to pay interest earned on the adjusted loan obligation monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating through the term of the Modified Indebtedness.

  On April 15, 2005, the Modified Indebedness and interest thereon were fully satisfied from the proceeds on the sale of the Broadwater property. The Company recognized a gain of $2,416 as of February 28, 2005 to write the principal amount down to the subsequent liquidated payment amount. This adjustment was recorded in discontinued operations.

  The Modified Plan contains an express waiver of rights by PBLLC to seek future bankruptcy protection. J. Edward Connelly Associates, Inc. ("JECA"), the holder of a Class B interest in PBLLC, retained its membership interest, but any payments by PBLLC to JECA were restricted until such time as all outstanding obligations to Lehman and other creditors receiving funds under the Modified Plan are discharged.

8.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                    2005         2004
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250     $  56,250
              Secured Notes, 12%,.............................     18,750        18,750
              Accrued interest................................     13,146        13,027
              Accounts payable and other accrued expenses.....      3,704         3,961
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 91,850      $ 91,989
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries are currently due and payable. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and was zero as of February 28, 2005 and February 29, 2004. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

9.  OPERATING LEASES

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

  Rent under the terms of the new lease consists of base rent plus a percent of adjusted gross receipts. The base rent was $27 annually through December 31, 2003 and is subject to rate change every five years based on the recommendation of the Port Commission. Effective January 1, 2004, the rent was adjusted to $29 annually. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80,000, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80,000 but which are equal to or less than $100,000, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100,000. Rent expense for the mooring sites for the years ended February 28, 2005, February 29, 2004 and February 28, 2003 was $1,459, $1,475 and $1,508,
respectively.

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

  Rental expense incurred under operating leases was $4,245, $4,710 and $5,270 for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

  Future minimum lease commitments under non-cancelable long-term operating leases as of February 28, 2005, are as follows:

                                          Non-cancelable
                                            Operating
                                              Leases
                                           ------------

           Years ending February 28/29:
             2006........................    $    734
             2007........................         320
             2008........................         196
             2009........................         162
             2010........................          29
             Thereafter..................         461
                                             ---------
                                             $  1,902
                                             =========

  The future minimum lease commitments under non-cancellable operating leases consist of 44 days of commitments for the Biloxi property, after which time the property was sold and the commitments were assumed by the purchasers, and the commitments of President Missouri. Thereafter, commitments are those of President Missouri only.

10. DISCONTINUED OPERATIONS

  Following an auction held on January 20, 2005, under the terms of Section 363 of the United States Bankruptcy Code, three subsidiaries of President Casinos, Inc., namely President Mississippi, Vegas Vegas, Inc., and PBLLC (collectively, "Sellers"), on the one hand, and Broadwater Development, LLP ("Purchaser") on the other, entered into a Second Amendment to Sale and Purchase Agreement (the "Second Amendment") pursuant to which the Purchaser agreed to acquire from the Sellers substantially all of the real and personal property associated with the Company's Biloxi operations for $82,000, subject to certain closing adjustments. Prior to the auction, on January 13, 2005, the Purchaser received an assignment of all the right, title and interest of Broadwater Properties, LLC in and to that certain Sale and Purchase Agreement dated as of November 15, 2004, as amended by the Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (as amended, the "Purchase Agreement") which had been previously executed by the Sellers with respect to the sale of the Company's Biloxi operations. A hearing to approve the auction results and sale to the Purchaser was held before the United States Bankruptcy Court for the Eastern District of Missouri on January 26, 2005, and the court issued an order approving the auction results and the sale on February 7, 2005. On April 15, 2005, the Company completed the sale, subject to certain post-closing adjustments, and is expected to generate a gain of approximately $33,700.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. ("Columbia Sussex") was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex have entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President Missouri Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of the Company to Columbia Sussex pursuant to the President Missouri Sale Agreement. The closing of the transaction is contingent upon approval by the Missouri Gaming Commission and other closing conditions. As more particularly described in the President Missouri Sale Agreement, certain assets of President Missouri are excluded from the transaction, including, among other things, an office building located at Laclede's Landing in the City of St. Louis, Missouri, and certain specified causes of action, cash on hand, tax refunds, insurance coverages and receivables, and certain inventory (the "Missouri Excluded Assets"). The President Missouri Sale Agreement calls for the sale to be closed on or before August 1, 2005, and any extension of such date will require the consent of both parties.

  The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel was foreclosed on by the lender which held a Preferred First Fleet Mortgage collateralizing debt owed to them.

  In accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," ("SFAS 144")the St. Louis and Biloxi operations and leasing segment are accounted for as discontinued operations, as follows:

                                                                  Feb. 28,     Feb. 29,
                                                                    2005         2004
                                                                   ------       ------

            ASSETS
              Cash and cash equivalents..................        $  4,400      $  4,400
              Receivables................................             784           666
              Inventories................................             947           940
              Prepaid expenses...........................           2,591         3,204
              Deferred tax asset.........................           5,707           --
              Property and equipment.....................          78,808        86,358
                                                                 ---------     ---------
                                                                 $ 93,237      $ 95,568
                                                                 =========     =========
            LIABILITIES
              M/V "President Casino-Mississippi"
                note payable.............................        $    750      $  2,100
              Accounts payable...........................           1,729         1,282
              Accrued payroll and benefits...............           2,741         3,848
              Accrued interest payable...................             221           989
              Other accrued liabilities..................           3,905         4,618
                                                                 ---------     ---------
                                                                 $  9,346      $ 12,837
                                                                 =========     =========

                                                                  Feb. 28,     Feb. 29,
                                                                    2005         2004
                                                                   ------       ------


            ASSETS
              St. Louis operations.......................        $ 37,082      $ 37,873
              Biloxi operations..........................          56,155        57,295
              New York leasing operations................             --            400
                                                                 ---------     ---------
                                                                 $ 93,237      $ 95,568
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $  5,246      $  5,089
              Biloxi operations..........................           3,350         4,102
              New York leasing operations................             750         3,646
                                                                 ---------     ---------
                                                                 $  9,346      $ 12,837
                                                                 =========     =========

  The Company's St. Louis segment had operating income of $7,901 consisting of revenues of $69,811 and operating expenses of $61,910 during the year ended February 28, 2005, compared to operating income of $5,652, consisting of revenues of $70,819 and operating expenses of $65,167 during the year ended February 28, 2004. The St. Louis segment had operating income of $4,870 consisting of revenues of $73,909 and operating expenses of $69,039 during the year ended February 28, 2003. Operating expenses of the St. Louis segment for the year ended February 28, 2005, include depreciation through October 2004, at which time depreciation of the related long-lived assets was suspended in accordance with SFAS 144.

  The Company's Biloxi segment had operating income of $1,173, consisting of revenues of $43,195 and operating expenses of $42,022 during the year ended February 28, 2005, compared to operating income of $2,984, consisting of revenues of $48,477 and operating expenses of $45,493 during the year ended February 29, 2004. The Biloxi segment had operating income of $2,802 consisting of revenues of $49,812 and operating expenses of $47,010 during the year ended February 28, 2003. The sale of the Biloxi property was completed April 15, 2005.

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

  The Company, President Mississippi, Mr. Connelly and the lender entered into an agreement whereby the Company would satisfy its obligations under the indebtedness, and related costs, for $750. Additionally, Mr. Connelly agreed to forego his rights and assignments. The terms are incorporated in the Plan of Reorganization for President Mississippi, which was confirmed on May 27, 2005, and became effective on June 7, 2005, at which time the Company paid the lender $750. Pursuant to the agreement between the Company and other parties involved, the Company wrote down its obligations related to the M/V "President Casino-Mississippi" by $2,643 in the fourth quarter of fiscal 2005 to reflect the resolution of the previously recorded contingent loss related to this obligation. Such amount is included in income from discontinued operations.

11.  INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. Given the level of operations, the increased competition and the overall uncertainty as to the timing of the Company's ability to return to profitability, management determined that the tax benefit did not satisfy the recognition criteria through the period ended February 29, 2004. Accordingly, a 100% valuation allowance was maintained against the Company's deferred tax assets through that time. During the year ended February 28, 2005, the valuation allowance decreased by $5,707 due primarily to the sale and subsequent closure of the Biloxi, Mississippi operations. The sale is expected to generate a gain which makes it more likely than not that a portion of the net operating loss carryforward will be realized. The reversal of this valuation allowance was recognized in discontinued operations.

  The components of the net deferred tax asset are as follows:

                                                     2005          2004
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 74,022      $ 72,754
       Pre-opening costs and intangible
         assets..............................        1,669         2,136
       Accounting reserves and liabilities...         (543)        2,735
       Tax credits...........................          280           280
       Other.................................           55           109
                                                  ---------     ---------
                                                    75,483        78,014
       Less: Valuation allowance.............      (61,379)      (69,911)
                                                  ---------     ---------
                                                    14,104         8,103
     Deferred tax liabilities:
       Property..............................        8,397         8,103
                                                  ---------     ---------
          Net deferred tax asset.............     $  5,707      $    --
                                                  =========     =========

  As of February 28, 2005, the Company had Federal, Missouri and Mississippi net operating loss carryforwards of $181,943, $209,088 and $54,671, respectively. These tax benefits will expire between 2008 and 2025 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the company or its subsidiaries.

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

  On April 1, 2004, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain Mississippi casino employees. The terms and conditions are the same as the Missouri key casino employee Retention Plan except the assets and operations refer to those of Mississippi and one key employee receiving his then twelve month salary rather than 50%. The aggregate amount of the Mississippi retention agreements was $322. Such amount was paid on April 15, 2005, upon consummation of the sale.

Litigation

  --Poulos, McElmore and Shreier, et al. v. Caesar's World, Inc. et al.

  In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against over thirty-eight
(38) casino operators, including the Company, and certain suppliers and distributors of video poker and electronic slot machines. This lawsuit was followed by several additional lawsuits of the same nature against the same and as well as additional defendants, all of which were consolidated into a single class-action in the United States District Court for the District of Nevada. The complaint alleges that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserts common law fraud and deceit, unjust enrichment and negligent misrepresentation. On March 23, 2005, the Company was dismissed from the lawsuit with prejudice by stipulation of the parties and order of the Court.

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

General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The President Missouri license was approved by the Missouri Gaming Commission in July 2004 and expires in May 2006.

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

  PBLLC is obligated to redeem the Class B Unit from JECA for a redemption price of $10,000 on the date on which the indebtedness (as defined in "Note
10. Discontinued Operations") is fully and finally discharged and the mortgage securing the Indebtedness is released. On June 7, 2005, the effective date of the Mississippi Plan of Liquidation, $14,437 of the Class B Unit was redeemed from the proceeds on the sale of the Biloxi assets. In addition, the Class B

Unit entitles JECA to a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the Redemption Agreement.

16.  EMPLOYEE BENEFIT PLANS

  The Company maintains an employee savings plan which covers all eligible employees as defined by the plan. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan, net of forfeitures, was $200, $228 and $199 for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

17.  STOCK OPTION PLANS

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

  On August 28, 2001, the Committee approved further amendments to certain of the outstanding stock option agreements. Pursuant to such amendments, options to purchase an aggregate of 811,618 shares of Common Stock at exercise prices ranging from $1.875 to $4.000, per share were repriced at an exercise price of

$0.87 per share. Except for such amendments, the other terms of the stock options were not changed. The Over the Counter fair market value of the Common Stock on August 28, 2001, was $0.87. Pursuant to the guidance of APB 25, "Accounting for Stock Issued to Employees" and related interpretations, the amendments to certain of the outstanding option agreements modified the options from being fixed stock option awards to variable stock option awards. As such, the Company recognizes compensation cost for increases or decreases in the intrinsic value of the modified award in periods subsequent to the modification until the award is exercised, forfeited or expires unexercised. However, compensation cost is not adjusted below the intrinsic value, if any, of the modified stock option at the date of modification unless the award is forfeited because the employee fails to fulfill an obligation. The Over the Counter closing market value of the Common Stock on February 28, 2005, was $0.15, therefore, as of February 28, 2005, no compensation cost has been recognized.

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

  Under the Company's plans, the Company is authorized to grant options up to an aggregate of 1,325,000 shares to management team members and directors. Of this amount, 341,660 shares have expired. As of February 28, 2005, 100,000 options have been exercised and 194,731 are available for grant. Options under the plans are generally granted at market value at the date of the grant and expire ten years from the date of grant. The outstanding options that have been granted under the plan generally vest either at (i) a rate of 20% each anniversary date or (ii) 20% on date of grant and 20% on each anniversary date thereafter. The Company has also granted stock options to external board members under a non-qualified plan. These options are granted at market value at the date of the grant; and generally vest at 50% on date of grant and 25% each anniversary date thereafter or 20% at the date of grant, 20% on the first anniversary and 60% on the second anniversary; and expire 10 years from date of grant.

  A summary of the status of the Company's stock option plans as of February 28, 2005, February 29, 2004 and February 28, 2003, and changes during the years ending on those dates is presented below:

                            2005                      2004                       2003
                 -------------------------  -------------------------  --------------------------
Variable                  Weighted-Average           Weighted-Average           Weighted-Average
Options          Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------------------------
Outstanding at
 beginning
 of year        674,526        $ 0.87        787,293      $ 0.87        989,621      $ 7.26
-------------------------------------------------------------------------------------------------
Granted             --            --             --          --             --          --
Forfeited          (500)         0.87        (90,183)       0.87       (184,828)      35.11
Expired          (2,084)         0.87         (5,917)       0.87        (17,500)       0.87
-------------------------------------------------------------------------------------------------
Outstanding
 at end
 of year        688,609          0.87        691,193        0.87        787,293        0.87
-------------------------------------------------------------------------------------------------
Options
 exercisable
 at year-end    671,942                      674,526                    770,626
Weighted-
 average fair
 value of options
 granted during
 the year          n/a                          n/a                        n/a
-------------------------------------------------------------------------------------------------

  The following table summarizes information about variable stock options outstanding at February 28, 2005:

-------------------------------------------------------------------------------------------------
                             Options Outstanding                       Options Exercisable
                ------------------------------------------------   ----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number        Weighted-
   Exercise     Outstanding       Remaining          Average       Exercisable      Average
    Prices      at 02/28/05   Contractual Life    Exercise Price   at 02/28/05   Exercise Price
-------------------------------------------------------------------------------------------------
$ 0.00 - 1.00     688,609        3.42 years           0.87         671,942         0.87
-------------------------------------------------------------------------------------------------

18.  SEGMENT INFORMATION

  The Company has one reportable segment from continuing operations consisting of corporate administration. All expenses, assets and additions to property and equipment consist of corporate items. See "Note 10. Discontinued Operations" for the results of the Company's discontinued operations.

  The Company has no inter-segment sales and accounts for transfers of property and inventory at its net book value at the time of such transfer.

19. RELATED PARTY TRANSACTIONS

  M/V "President Casino-Mississippi" Note

  The Company defaulted under the terms of its $2,100 M/V "President Casino-Mississippi" note. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralized a term note payable which was also personally guaranteed by Mr. Connelly. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2,100 principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1,200. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $500.

  Because the Note was also guaranteed by the Company and President Mississippi, the payment of the personal guarantee triggered a right of contribution to Mr. Connelly from both the Company and the President Mississippi. In addition, Mr. Connelly became subrogated to the lender's right under the Note to collect the payment by him from the Company's subsidiary that issued the Note. The Note remained outstanding as of February 28, 2005.

  The Company, President Mississippi, Mr. Connelly and the lender entered into an agreement whereby the Company would satisfy its obligations under the indebtedness, and related costs, for $750. Additionally, Mr. Connelly agreed to forego certain rights and assignments. The terms are incorporated in the Mississippi Plan of Liquidation, which was confirmed May 27, 2005, and became effective on June 7, 2005. The Company subsequently paid its agreed upon obligation.

  Mississippi Plan of Liquidation

  In connection with the resolution of various bankruptcy issues with respect to the Company's Biloxi operations, JECA entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, Vice Chairman of the Board and Ralph J. Vaclavik, the Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties and the anticipated sale of the Company's St. Louis operations (if completed in accordance with its present terms) will be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC, Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive approximately $4,800, $4,800 and $300, respectively, pursuant to the JECA Proceeds Distribution Agreement. See "Note 1. Bankruptcy Proceedings."

20.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts are as follows:

                                                  2005       2004       2003
                                                 ------     ------     ------

  Changes in working capital accounts:
    Receivables, net........................... $  (118)   $    (7)   $   164
    Prepaid expenses and other current assets..     643       (349)      (828)
    Accounts payable...........................     885       (643)     1,360
    Accrued payroll and benefits...............  (1,345)       687     (1,317)
    Other accrued expenses.....................     638        945      8,280
                                                --------   --------   --------
                                                $   703    $   633    $ 7,659
                                                ========   ========   ========

  During fiscal year 2005, the Company paid $19 in income taxes.  During
fiscal years 2004 and 2003, the Company paid no income taxes.   Interest paid
by the Company was $2,946, $2,977 and $88 for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 2005 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Revenues..........................  $    --    $    --    $    --    $     --

Operating loss....................      (636)      (606)      (676)      (725)

Loss before income tax,
  minority interest and
  discontinued operations.........      (814)      (955)      (967)    (1,638)

Income (loss) from
  continuing operations...........    (1,144)    (1,293)    (1,318)    (1,985)

Income from discontinued
  operations......................       594        548        550     14,240

Net income (loss).................      (550)      (745)      (768)    12,255
                                    =========  =========  =========  =========
Basic and diluted loss per
  share from continuing operations   $ (0.23)   $ (0.26)   $ (0.26)   $ (0.39)
Basic and diluted income
  per share from discontinued
  operations......................       .12       0.11       0.11       2.83
                                     --------   --------   --------   --------
Basic and diluted net income
  (loss) per share................   $ (0.11)   $ (0.15)   $ (0.15)   $  2.44
                                     ========   ========   ========   ========

  Income from discontinued operations for the fourth quarter of 2005 includes a $2,416 adjustment to the PBLLC debt, discussed in "Note 7. Long-Term Debt and Current Portion of Long-Term Debt," and a $2,643 adjustment to the obligation related to the M/V "President Casino-Mississippi," discussed in "Note 10. Discontinued Operations," resulting from the Court approved Mississippi Plan of Liquidation, and the $5,707 reduction of the income tax valuation allowance, discussed in "Note 11. Income Taxes." During the fourth quarter of 2005, discontinued operations also benefitted from the suspension of depreciation in accordance with SFAS 144. These unusual items contributed to the increase in income from discontinued operations during the fourth quarter of 2005.

                                           Fiscal 2004 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 29
                                    --------   ---------  ---------  ---------

Revenues..........................  $    --    $    --    $   --    $     --

Operating loss....................      (753)      (731)      (611)      (809)

Loss before income tax,
  minority interest and
  discontinued operations.........      (671)      (901)      (788)      (869)

Loss from continuing operations...    (1,012)    (1,213)    (1,111)    (1,199)

Income (loss) from discontinued
  operations......................     1,372      1,255     (1,484)       657

Net income (loss).................       360         42     (2,595)      (542)
                                    =========  =========  =========  =========
Basic and diluted loss per
  share from continuing operations   $ (0.20)   $ (0.24)   $ (0.22)   $ (0.22)
Basic and diluted income (loss)
  per share from discontinued
  operations......................       .27       0.25      (0.30)      0.13
                                     --------   --------   --------   --------
Basic and diluted net income
  (loss) per share................   $  0.07    $  0.01    $ (0.52)   $ (0.11)
                                     ========   ========   ========   ========

22. SUMMARIZED AND CONDENSED FINANCIAL INFORMATION OF THE COMPANY

  The following summarized and condensed financial information presents the separate financial information of the parent company, the combined financial information of the Non-Guarantors and the combined financial information of the Guarantors of the Company's Senior Exchange Notes and Secured Notes as of the dates presented. See "Note 7. Long-Term Debt and Current Portion of Long-Term Debt."

  The Company has incorporated a wholly-owned subsidiary which is a Non-Guarantor, BHI, and a limited liability company which is a Non-Guarantor, PBLLC. See "Note 15. Minority Interest."

  All of the Guarantors (other than TCG) are wholly-owned subsidiaries of the Company and are full joint and several guarantors of the Senior Exchange Notes (limited only to the extent necessary to insure that it does not constitute a fraudulent conveyance under applicable law). The guarantee of TCG, which is a 95% Company-owned partnership, is limited to the amount owed from time to time by TCG to PRC Holdings ($0 as of February 28, 2005 and February 29, 2004). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes and the Secured Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. Separate financial information for TCG is presented elsewhere herein.

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 28, 2005
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $      54   $  20,520   $     132    $    --    $  20,706
  Restricted cash and short-term
    investments.....................         --          350       2,234         --        2,584
  Related party notes receivable....      75,000     504,159       1,250    (580,409)        --
  Assets of discontinued operations.         --       51,664      42,342        (769)     93,237
  Other current assets..............      13,145         173         --      (13,145)        173
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............      88,199     576,866      45,958    (594,323)    116,700
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --            5         --          --            5
INVESTMENT IN SUBSIDIARIES..........       6,778         --          --       (6,778)        --
                                       ----------  ----------  ----------  ----------  ----------
                                       $  94,977   $ 576,871   $  45,958   $(601,101)  $ 116,705
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT
  TO COMPROMISE:
  Accounts payable..................   $     --    $     520    $    121   $     --    $     641
  Other current liabilities.........         507         877         --          --        1,384
  Due to related parties............         --           24         101        (125)        --
  Liabilities of discontinued
    operations......................         --       13,796       1,110      (5,560)      9,346
 Current maturities of
    long-term debt..................         --          --       36,621         --       36,621
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......         507      15,217      37,953      (5,685)     47,992
  Long-term liabilities from
    discontinued operations.........         --      155,019         --     (155,019)        --
  Due to related parties............         --      121,168         --     (121,168)        --
  Minority interest.................      19,020         --          --          --       19,020
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities not subject
      to compromise.................      19,527     291,404      37,953    (281,872)     67,012
LIABILITIES SUBJECT TO COMPROMISE...     117,607     304,427      11,713    (341,897)     91,850
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     137,134     595,831      49,666    (623,769)    158,862
                                       ----------  ----------  ----------  ----------  ----------
STOCKHOLDERS' DEFICIT...............     (42,157)    (18,960)     (3,708)     22,668     (42,157)
                                       ----------  ----------  ----------  ----------  ----------
                                       $  94,977   $ 576,871   $  45,958   $(601,101)  $ 116,705
                                       ==========  ==========  ==========  ==========  ==========

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 29, 2004
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $      94   $  16,527   $   1,741    $    --    $  18,362
  Restricted cash and short-term
    investments.....................         --          350       2,322         --        2,672
  Related party notes receivable....      75,000     503,522           5    (578,527)        --
  Assets of discontinued operations.         --       53,332      43,117        (881)     95,568
  Other current assets..............      13,027         209         --      (13,027)        209
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............      88,121     573,940      47,185    (592,435)    116,811
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --            7         --          --            7
                                       ----------  ----------  ----------  ----------  ----------
                                       $  88,121   $ 573,947   $  47,185   $(592,435)  $ 116,818
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT
  TO COMPROMISE:
  Accounts payable..................   $     --    $     102    $    --    $     --    $     102
  Other current liabilities.........          42       1,115         --          --        1,157
  Due to related parties............         --           10          11         (21)        --
  Investments in subsidiaries.......       5,286         --          --       (5,286)        --
  Liabilities of discontinued
    operations......................         --       15,275       1,455      (3,893)     12,837
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......       5,328      16,502       1,466      (9,200)     14,096

  Long-term debt....................         --          --       45,429         --       45,429
  Long-term liabilities from
    discontinued operations.........         --      155,019         --     (155,019)        --
  Due to related parties............         --       33,023         --      (33,023)        --
  Minority interest.................      17,653         --          --          --       17,653
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities not subject
      to compromise.................      22,981     205,544      46,895    (197,242)     77,178
LIABILITIES SUBJECT TO COMPROMISE...     117,489     392,713      11,713    (429,926)     91,989
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............     140,470     597,257      58,608    (627,168)    169,167
                                       ----------  ----------  ----------  ----------  ----------
STOCKHOLDERS' DEFICIT...............     (52,349)    (23,310)    (11,423)     34,733     (52,349)
                                       ----------  ----------  ----------  ----------  ----------
                                       $  88,121   $ 573,947   $  47,185   $(592,435)  $ 116,818
                                       ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                            (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ---------   ----------  ---------

Year Ended February 28, 2005:
Operating revenues.................  $     --    $    --     $     --    $     --    $     --
Operating costs and expenses.......         61       2,576           7         --        2,644
                                     ----------  ----------  ----------  ----------  ----------
  Operating income (loss)..........        (61)     (2,576)         (7)        --       (2,644)
Equity loss in consolidated
  subsidiaries.....................     (3,751)        --          --        3,751         --
Other income (expense):
  Interest income..................        --            2           6         --            8
  Reorganization items, net........       (562)       (601)       (575)        --       (1,738)
                                     ----------  ----------  ----------  ----------  ----------
    Other expense..................     (4,313)       (599)       (569)      3,751      (1,730)
                                     ----------  ----------  ----------  ----------  ----------
  Income (loss) before minority
   interest and discontinued
   operations......................     (4,374)     (3,175)       (576)      3,751      (4,374)
Minority interest..................     (1,368)        --          --          --       (1,368)
                                     ----------  ----------  ----------  ----------  ----------
Loss from continuing operations....     (5,742)     (3,175)       (576)      3,751      (5,742)
                                     ----------  ----------  ----------  ----------  ----------
Income from discontinued operations     15,934      10,965       4,969     (15,934)     15,934
                                     ----------  ----------  ----------  ----------  ----------
    Net income.....................  $  10,192   $   7,790   $   4,393   $ (12,183)  $  10,192
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 29, 2004:
Operating revenues.................  $     --    $     --    $    --    $     --     $     --
Operating costs and expenses.......         28       2,872          4         --         2,904
                                     ----------  ----------  ----------  ----------  ----------
  Operating loss...................        (28)     (2,872)        (4)         --       (2,904)
Equity loss in consolidated
  subsidiaries.....................     (3,200)        --          --        3,200         --
Other income (expense):
  Interest income, net.............        --            2          15         --           17
  Reorganization items, net........         (1)       (340)         (1)        --         (342)
                                     ----------  ----------  ----------  ----------  ----------
    Other expense..................     (3,201)       (338)         14       3,200        (325)
                                     ----------  ----------  ----------  ----------  ----------
  Income (loss) before minority
   interest and discontinued
   operations......................     (3,229)     (3,210)         10       3,200      (3,229)
Minority interest..................     (1,306)        --          --          --       (1,306)
                                     ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing
   operations......................     (4,535)     (3,210)         10       3,200      (4,535)
                                     ----------  ----------  ----------  ----------  ----------
Income from discontinued
   operations......................      1,800       1,288         512      (1,800)      1,800
                                     ----------  ----------  ----------  ----------  ----------
    Net income (loss)..............  $  (2,735)  $  (1,922)  $     522   $   1,400   $  (2,735)
                                     ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                      (in thousands)

Year Ended February 28, 2003:
Operating revenues.................  $     --    $     --    $     --    $     --    $     --
Operating costs and expenses.......         52       3,164          32         --        3,248
                                     ----------  ----------  ----------  ----------  ----------
  Operating loss...................        (52)     (3,164)        (32)        --       (3,248)
Equity loss in consolidated
  subsidiaries.....................     (7,208)        --          --        7,208         --
Other income (expense):
  Interest expense, net............        --       (3,281)         24         --       (3,257)
  Reorganization items, net........         (1)       (755)        --          --         (756)
                                     ----------  ----------  ----------  ----------  ----------
    Other expense..................     (7,209)     (4,036)         24       7,208      (4,013)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest
   and discontinued operations.....     (7,261)     (7,200)         (8)      7,208      (7,261)
Minority interest..................     (1,319)        --          --          --       (1,319)
                                     ----------  ----------  ----------  ----------  ----------
Loss from continuing
   operations......................     (8,580)     (7,200)         (8)      7,208      (8,580)
                                     ----------  ----------  ----------  ----------  ----------
Income (loss) from discontinued
   operations......................       (499)      1,980      (2,479)        499        (499)
                                     ----------  ----------  ----------  ----------  ----------
    Net loss.......................  $  (9,079)  $  (5,220)  $  (2,487)  $   7,707   $  (9,079)
                                     ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2005
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $ 10,192    $  4,467    $  7,716    $(12,183)   $ 10,192
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        4,769         165         --        4,934
  Gain on sale of fixed assets.......       --            8         --          --            8
  Deferred tax benefit...............       --          --       (5,707)        --       (5,707)
  Equity income in consolidated
    subsidiaries.....................   (12,183)        -           --       12,183         --
  Minority interest..................     1,368         --          --          --        1,368
  Reorganization items, net..........       --       (2,643)     (2,416)        --       (5,059)
  Net change in working
    capital accounts.................       583         400        (280)        --          703
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........       (40)      7,001        (522)        --        6,439
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (4,140)       (204)        --       (4,344)
  Proceeds from the sale of property.       --          119       6,435         --        6,554
  Changes in restricted cash.........       --          --           87         --           87
                                       ---------   ---------   ---------   ---------   ---------
    Net provided by (cash used) in
      investing activities...........       --       (4,021)      6,318          -        2,297
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --          --       (6,392)        --       (6,392)
  Change in intercompany accounts....       --        1,013      (1,013)         -          -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       --        1,013      (7,405)        -        (6,392)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............       (40)      3,993      (1,609)        --        2,344

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............        93      20,928       1,741         --       22,762
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $     53    $ 24,921    $    132    $    --     $ 25,106
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 29, 2004
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $ (2,735)   $ (1,922)   $    522      $ 1,400   $ (2,735)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        7,793         321         --        8,114
  (Gain) loss on disposal of assets..       --          150         --          --          150
  Impairment of long-lived assets....       --          288         --          --          288
  Equity loss in consolidated
    subsidiaries.....................     1,400         -           --       (1,400)        --
  Minority interest..................     1,306         --          --          --        1,306
  Net change in working
    capital accounts.................      (648)        953         328         --          633
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........      (677)      7,262       1,171         --        7,756
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (2,347)       (117)        --       (2,464)
  Proceeds from the sale of property.       --        1,560         --          --        1,560
  Changes in restricted cash.........       --          --        2,982         --        2,982
  Maturity of short-term investments.        -          322          -           -          322
                                       ---------   ---------   ---------   ---------   ---------
    Net provided by
      investing activities...........       --         (465)      2,865          -        2,400
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --          --       (3,551)        --       (3,551)
  Payment of minority interest.......        (2)        --          --          --           (2)
  Change in intercompany accounts....       674        (204)       (470)        --         -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       672        (204)     (4,021)        --       (3,553)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............        (5)      6,593          15         --        6,603

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............        98      14,335       1,726         --       16,159
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $     93    $ 20,928    $  1,741    $    --     $ 22,762
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2003
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................  $ (9,079)   $ (5,220)   $ (2,487)    $ 7,707    $ (9,079)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        8,451         472         --        8,923
  Gain on sale of fixed assets.......       --          117         --          --          117
  Impairment of long-lived assets....        -        1,167         -           -         1,167
  Equity loss in consolidated
    subsidiaries.....................     7,707         -           --       (7,707)        --
  Minority interest..................     1,319         --          --          --        1,319
  Net change in working
    capital accounts.................     3,367        (506)      4,798         --        7,659
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........     3,314       4,009      (1,058)        --       10,106
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (4,978)       (614)        --       (5,592)
  Proceeds from the sale of property.       --           10           2         --           12
  Changes in restricted cash.........       --        2,152        (514)         --        1,638
  Purchase of short-term investments.       --          (12)        --          --          (12)
  Maturity of short-term investments.        -           75          -           -           75
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      investing activities...........       --       (2,753)     (1,126)         -       (3,879)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable.........       --         (105)        --          --         (105)
  Payment of minority interest.......       (73)        --          --          --          (73)
  Change in intercompany accounts....    (3,144)      3,075          69          -          -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........    (3,217)      2,970          69         -          (178)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS...............        97       4,226       1,726         --        6,049

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............         1      10,109          -          --       10,110
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $     98    $ 14,335    $  1,726    $    --     $ 16,159
                                       =========   =========   =========   =========   =========

                                      PRESIDENT CASINOS, INC.
                                      (DEBTORS-IN-POSSESSION)
                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended February 29/28, 2005, 2004 and 2003
                                          (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------    ---------    ---------



Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2005...............    $   119      $    62      $  (133)(a)  $    48

Year ended February 29, 2004...............        189          135         (205)(a)      119

Year ended February 28, 2003...............        180          270         (261)(a)      189

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 28, 2005...............     69,911       (8,532)(b)      --        61,379

Year ended February 29, 2004...............     70,179         (268)(c)      --        69,911

Year ended February 28, 2003...............     67,345        2,834 (d)      --        70,179

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b) The decrease in the reserve is due to a decrease in net deferred tax assets of $2,825 and a decrease in the valuation allowance of $5,707 for that portion of the net operating loss carryforward which more likely than not will be realized. See "Note 11. Income Taxes."

(c) The decrease in the reserve is the result of a decrease in net deferred tax assets.

(d)  Recognition criteria under SFAS No. 109 not satisfied.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
The Connelly Group, L.P.:

We have audited the accompanying balance sheets of The Connelly Group, L.P., a limited partnership, (the "Partnership") as of February 28, 2005 and February 29, 2004 and the related statements of operations, partners' preferred redeemable capital and general capital, and cash flows for each of the three years in the period ended February 28, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of February 28, 2005 and February 29, 2004, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 27, 2005
                                  F-43

                          THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)

                                                       Feb. 28,    Feb. 29,
                                                         2005        2004
                                                        ------      ------

ASSETS

  Cash and cash equivalents......................      $     67    $     71
                                                       ---------   ---------
                                                       $     67    $     71
                                                       =========   =========

LIABILITIES, PARTNERS' PREFERRED REDEEMABLE
  CAPITAL AND GENERAL CAPITAL


  Accrued liabilities............................            11          15

  Commitments and contingent liabilities.........           --          --

  Partners' general capital......................            56          56
                                                       ---------   ---------
                                                       $     67    $     71
                                                       =========   =========

See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                Years Ended February 28/29,
                                               2005        2004        2003
                                              ------      ------      ------


Operating revenues.....................      $    --     $    --     $    --
                                             ---------   ---------   ---------
  Total operating revenues.............           --          --          --
                                             ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Selling, general and administrative....             1         (87)        (65)
                                             ---------   ---------   ---------
  Total operating costs and expenses...             1         (87)        (65)
                                             ---------   ---------   ---------

OPERATING INCOME (LOSS)................            (1)         87          65
                                             ---------   ---------   ---------
OTHER INCOME:
Interest income........................             1           1           7
                                             ---------   ---------   ---------
  Total other income...................             1           1           7
                                             ---------   ---------   ---------
NET INCOME.............................      $     --    $     88    $     72
                                             =========   =========   =========

See Notes to Financial Statements.

                                      THE CONNELLY GROUP, L.P.
                       STATEMENTS OF PARTNERS' PREFERRED REDEEMABLE CAPITAL
                                        AND GENERAL CAPITAL
                                           (in thousands)

                                                               Partners' General Capital
                                                         ---------------------------------------
                                             Partner's      Limited       General        Total
                                             Preferred     Partner's     Partner's     Partners'
                                             Redeemable     General       General       General
                                              Capital       Capital       Capital       Capital
                                             ---------     ---------     ---------     ---------

Years Ended February 28, 2003,
  February 29, 2004 and
  February 28, 2005:

Balance as of March 1, 2002...........      $    --       $     72      $  1,315      $  1,387
Capital distributions.................           --            (73)       (1,383)       (1,456)
Prior years allocation true-up........           --             (3)            3           --
Net income allocated..................           --              4            68            72
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2003.......           --            --              3             3
Capital distributions.................           --             (2)          (33)          (35)
 Net income allocated.................           --              4            84            88
                                           ---------     ---------     ---------     ---------
Balance as of February 29, 2004.......           --              2            54            56
Net income allocated..................           --            --            --            --
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2005.......      $    --       $      2      $     54      $     56
                                            =========     =========     =========     =========

See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                Years Ended February 28/29,
                                               2005        2004        2003
                                              ------      ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................   $    --     $     88    $     72
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Changes in assets and liabilities:
      Accrued liabilities.................         (4)       (106)       (144)
      Due to related parties..............        --           --         (24)
                                             ---------   ---------   ---------
Net cash used in operating activities.....         (4)        (18)        (96)
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Change in restricted cash...............        --          --        1,500
                                             ---------   ---------   ---------
Net cash provided by investing activities.        --          --        1,500
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital distributions...................        --          (35)     (1,456)
                                             ---------   ---------   ---------
Net cash used in financing activities.....        --          (35)     (1,456)
                                             ---------   ---------   ---------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS........................         (4)        (53)        (52)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR......................         71         124         176
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $     67    $     71    $    124
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

5.  RELATED PARTY TRANSACTIONS

  The Partnership is related to other entities through common ownership by its partners or principal officers. The Partnership entered into a management advisory agreement with the general partner for advisory services related to gaming and riverboat operations. The agreement provides for management fees based on a percentage of revenues. There were no transactions with related parties in fiscal years 2005, 2004 or 2003.

6.  COMMITMENTS AND CONTINGENT LIABILITIES

  The Partnership was a party to legal proceedings arising in the normal conduct of business. Management believes that there will not be a material adverse effect upon the Partnership's financial position as a result of any further matters.

7.  SUPPLEMENTAL CASH FLOWS DISCLOSURES

  There were no noncash investing and financing activities during fiscal years 2005, 2004 and 2003.

  No interest was paid by the Partnership during fiscal years 2005, 2004 and 2003.

                              THE CONNELLY GROUP, L.P.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended February 28/29, 2005, 2004 and 2003
                                  (in thousands)

                                                               Additions
                                              Balance at   Charged to
                                               Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------

Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2005...............     $ --         $  --        $ --          $ --

Year ended February 29, 2004...............        45           --          (45)(a)       --

Year ended February 28, 2003...............        54           --           (9)(a)        45


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

PRESIDENT CASINOS, INC.

By:     /s/ Ralph J. Vaclavik
    ---------------------------
    Name:   Ralph J. Vaclavik
    Title:  Senior Vice President
            and Chief Financial Officer

    Date:   June 14, 2005

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 14th day of June, 2005 by the following persons on behalf of the registrant in the capacities indicated.

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


  /s/ Karl G. Andren                Director
--------------------------
Karl G. Andren


  /s/ Royal P. Walker, Jr.          Director
--------------------------
Royal P. Walker, Jr.


  /s/ Terrence L. Wirginis          Vice Chairman, Vice President and Director
--------------------------
Terrence L. Wirginis


  /s/ Ralph J. Vaclavik             Senior Vice President and
--------------------------          Chief Financial Officer
Ralph J. Vaclavik


                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX
  Exhibits
   2.1      Asset Sale Agreement, dated as of July 19, 2000, by and among
            The Connelly Group, L.P. ("TCG"), TCG/Blackhawk, Inc. ("Blackhawk") (collectively, the "Sellers"), and IOC-Davenport, Inc. and Isle of Capri Casinos, Inc. ("Purchasers"). (23)
   2.2 Riverboat Casino Sale and Purchase Agreement entered into as of 30th day of September, 2004, by and among President Casinos, Inc. debtor and debtor-in-possession in a Chapter 11 bankruptcy case, Case No. 02-53005 pending in the United States Bankruptcy Court for the Eastern District of Missouri, President Riverboat Casino-Missouri, Inc. and Columbia Sussex, Inc. (33)
   2.3 Sale and Purchase Agreement, dated as of November 15,2004, by and between The President Riverboat Casino-Mississippi, Inc., Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President Broadwater Hotel, LLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (34)
   2.4 Amendment to Sale and Purchase Agreement, dated as of November 29, 2004, by and between The President Riverboat Casino-Mississippi, Inc., Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President Broadwater Hotel, LLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (35)
   2.5 Second Amendment to Sale and Purchase Agreement executed and delivered the 20th day of January, 2005, by Broadwater Development, LLP to President Riverboat Casino-Mississippi,
            Inc., Vegas Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri, and President Broadwater Hotel, LLC. (36)
   3.1      Restated Articles of Incorporation of the Company. (26)
   3.2      By-Laws of the Company, as amended. (13)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York
            ("U.S. Trust"). (6)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (6)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (6)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (16)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc.

            ("President Philadelphia"), Vegas, Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (18)
   4.3.1    Indenture dated as of December 3, 1998, among The Company,
            President Iowa, President Missouri, President Mississippi,
            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President
            Casino New Yorker, Inc., PRC Holdings Corporation, PRC
            Management, PRCX Corporation, President Philadelphia, Vegas,
            Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (18)
   4.4.2    President Casinos, Inc. Supplemental Indenture with respect to
            $25,000,000 12% Notes due September 15, 2001. (24)
   4.4.3    President Casinos, Inc. Supplemental Indenture with respect to
            $75,000,000 13% Senior Notes due September 15, 2001. (24)
   10.1     Amended and Restated Agreement of Limited Partnership of TCG.
            (1)
   10.2     Agreement between the Company and John E. Connelly. (2)
   10.3     Employment Agreement dated November 4, 1992, between the Company and Mr. Connelly. (2)
   10.3.1   Amendment No. 1 to Employment Agreement dated December 15, 1994, between the Company and Mr. Connelly. (7)
   10.3.2   Amended and Restated Employment Agreement, dated June 26, 1998, by and between the Company and Mr. Connelly. (17)
 * 10.4     The Company's 1992 Stock Option Plan, as amended. (5)
 * 10.4.1   The Company's 1996 Amended and Restated Stock Option Plan. (11)
 * 10.4.2   The Company's 1997 Stock Option Plan. (15)
 * 10.4.3   The Company's 1999 Incentive Stock Plan. (21)
   10.5     Management Advisory Agreement for TCG. (1)
   10.6     Lease Agreement dated August 7, 1986, between the City of St.
            Louis and St. Louis River Cruise Lines, Inc. (the "'Belle'
            Lease"). (1)
   10.6.1   Amended Lease Agreement dated July 16, 1990, amending the
            "Belle" Lease. (1)
   10.6.2   Second Amendment to Lease Agreement, effective June 19, 1992, amending the "Belle" Lease. (1)
   10.7     Lease Agreement dated December 20, 1983 between the City of St.
            Louis and S.S. Admiral Partners (the "'Admiral' Lease"). (1)
   10.7.1   Amendment and Assignment of Mooring Lease dated December 12,
            1990, amending the "Admiral" Lease. (1)
   10.7.2   Second Amendment to Lease Agreement effective June 19, 1992, amending the "Admiral" Lease. (1)
   10.8     Promissory Note (Vessel-Term) dated July 8, 1992, from President
            Mississippi to Caterpillar. (3)
   10.8.1   Loan Agreement dated July 31, 1992, between President
            Mississippi and Caterpillar. (1)
   10.8.2   Preferred Fleet Mortgage dated July 8, 1992, between President
            Mississippi and Caterpillar. (1)
   10.9     Form of Indemnification Agreement for Directors and Officers.
            (1)
   10.10    Employment Agreement dated March 13, 1995, by and between the
            Company and John S. Aylsworth. (7)
   10.10.1  Option Agreement dated March 13, 1995, by and between Mr.
            Aylsworth and the Company. (9)
   10.10.2  Amended and Restated Employment Agreement, dated June 26, 1998 by and between the Company and Mr. Aylsworth. (17)
   10.11    Promissory Note dated February 17, 1995, from BH Acquisition
            Corp. ("BHAC") to PRC Management. (9)
   10.11.1 Surety Agreement dated February 13, 1995, between Mr. Connelly and PRC Management. (9)
   10.11.2  Amended and Restated Promissory Note dated February 15, 1996, from BHAC to PRC Management. (10)
   10.11.3  Promissory Note dated February 15, 1996, from BHAC to PRC
            Management. (10)
   10.11.4  Amended and Restated Surety Agreement dated February 15, 1996, between Mr. Connelly and PRC Management. (10)
   10.11.5  Collateral Pledge Agreement dated February 15, 1996, between
            Connelly Hotel Associates, Inc. and PRC Management. (10)
   10.12    Employment Agreement dated November 1, 1995, by and between the
            Company and James A. Zweifel. (8)
   10.12.1  Amended and Restated Employment Agreement, dated June 26, 1998 by and between the Company and Mr. Zweifel. (17)
   10.13    Independent Contractor Consulting Agreement dated May 15, 1996, by and between the Company and Mr. Wirginis. (10)
   10.13.1  Employment Agreement dated May 1, 1996, by and between the
            Company and Mr. Wirginis. (10)
   10.13.2  Amended and Restated Employment Agreement, dated June 26, 1998 by and between the Company and Mr. Wirginis. (17)
 * 10.14    1998 Fiscal Year Management Incentive Plan Participant Form.
            (13)
   10.15    Promissory Note dated July 22, 1997, by and between President
            Broadwater Hotel, L.L.C. (Broadwater LLC) and Lehman Brothers
            Holdings Inc. ("Lehman"). (12)
   10.15.1  Redemption Agreement dated July 22, 1997, by and among J. Edward
            Connelly Associates, Inc. ("JECA") and Broadwater LLC and
            Broadwater Hotel, Inc. (12)
   10.15.2  Indemnity Agreement dated July 22, 1997, by Broadwater LLC, the
            Company and President Mississippi, jointly and severally, in favor of Lehman. (12)
   10.15.3  Indemnity and Guaranty Agreement dated July 22, 1997, by the
            Company and President Mississippi in favor of Lehman. (15)
   10.15.4  Unconditional Guaranty of Lease Obligations dated July 22, 1997, by the Company. (12)
   10.15.5  Amended and Restated Limited Liability Company Operating
            Agreement, dated as of July 22, 1997, by and between JECA and
            President Broadwater Hotel, Inc. (12)
   10.16    Public Trust Tidelands Lease Agreement dated August 6, 1992, by and between the Secretary of State, with the approval of the
            Governor, for and on behalf of the State of Mississippi, and
            BHAC. (19)
   10.16.1  Amendment to Public Trust Tidelands Lease Agreement dated
            November 10, 1993, by and between the Secretary of State, with the approval of the Governor, for and on behalf of the State of
            Mississippi, and BHAC. (19)
   10.16.2  Amendment No. 1 to the Lessee's Assignment of Public Trust
            Tidelands Lease dated July 22, 1997, between JECA, successor by merger to BHAC, and President Broadwater Hotel, LLC. (19)
   10.17    Public Trust Tidelands Lease of Fast Lands dated December 31,
            1996, by and between the Secretary of State, with approval of the Governor, for and on behalf of the State of Mississippi, and
            BHAC. (19)
   10.17.1  Amendment No. 1 to the Lessee's Assignment of Fast Lands Lease
            dated July 22, 1997, between JECA, successor by merger to BHAC and President Broadwater Hotel, Inc. (19)
   10.18    Sale and Purchase of Real Estate Agreement dated March 30, 1999, by and among R. David Sanders, James W. Sanders, Julia Sheila
            Sanders and June Sanders Clement and President Casinos, Inc.
            (20)
   10.18.1  Deer Island Agreement dated March 30, 1999, by and between Eric
            Clark and President Casinos, Inc. (20)
   10.19    Relocation Funding Agreement entered into January 18, 2000, by and among the City of St. Louis, Missouri, the Port Authority of the City of St. Louis, President Missouri and Mercantile Bank
            National Association. (22)
   10.19.1  Lease and Sublease Agreement entered into January 18, 2000, among the City of St. Louis, the Port Authority of the City of
            St. Louis and President Missouri. (22)
   10.19.2  Escrow Agreement made as of January 18, 2000, by and among
            Mercantile Bank, President Missouri and U.S. Title Guaranty
            Company, Inc. (22)
   10.19.3  Escrow Agreement made as of January 18, 2000, by and among the
            Port Authority of the City of St. Louis, President Missouri and
            U.S. Title Guaranty Company, Inc. (22)
   10.20    Agreement, dated as of October 10, 2000, entered into by and among the Company, PRC Holdings Corporation, PRC Management,
            PRCX, Inc., President Philadelphia, P.R.C. Louisiana, Inc.,
            Vegas Vegas, Inc., President New York, President Mississippi
            Charter Corp., President Missouri, President Mississippi,
            Broadwater Hotel, Inc., President Iowa, Blackhawk, President
            Casino New Yorker, Inc., TCG, and President Broadwater Hotel,
            LLC, and each of the undersigned holders of the US $100.0
            million 13% Senior Notes, due September 15, 2001 issued pursuant to that certain indenture dated as of August 26, 1994 by and between the Company and United States Trust Company of New York,
            as trustee, of which US $75.0 million in principal amount is outstanding, and holders of the US $25.0 million 12% Notes, due
            September 15, 2001 issued pursuant to that certain indenture dated as of December 3, 1998, by and between the Company and
            U.S. Trust Company of Texas, N.A., as trustee. (23)
   10.21    Bareboat charter and purchase agreement, dated March, 29, 2001, by and between President New York and Southern Gaming, LLC. (25)
   10.22    Purchase agreement, dated April 30, 2001, by and between
            President Missouri and the Bi-State Development Agency of the
            Missouri-Illinois Metropolitan District. (25)
   10.23    Amended and Restated Promissory Note dated as of May 28, 2003 by and between President Broadwater Hotel, LLC and Lehman Brothers
            Holdings Inc. (27)
   10.23.1  Amended and Restated Deed of Trust, Security Agreement and
            Fixture Filing made as of the 28th day of May, 2003, by
            President Broadwater Hotel, LLC for the benefit of Lehman
            Brothers Holdings Inc. (27)
   10.23.2  Amended and Restated Security Agreement and Lockbox Agreement
            dated as of May 28,2003 by and among President Broadwater Hotel,
            LLC, Lehman Brothers Holdings Inc. and Trimont Real Estate
            Advisors. (27)
   10.23.3  Amended and Restated Security Agreement and Assignment of
            Contractual Agreements Affecting Real Estate made as of May 28,
            2003, by President Broadwater Hotel, LLC in favor of Lehman
            Brothers Holdings Inc. (27)
   10.24    Riverboat Casino Sale and Purchase Agreement entered into as of
            25th day of September, 2003, by and between President Missouri, debtor-in-possession in Case No. 02-53404-SEG pending in the
            United States Bankruptcy Court for the Eastern District of
            Missouri, and STLP, L.L.C.  (28)
   10.24.1  Eighth Amendment to Riverboat Casino Sale and Purchase Agreement
            entered into as of the 2nd day of December, 2003, by and between
            President Missouri, debtor-in-possession in Case No. 02-53404-
            SEG pending in the United States Bankruptcy Court for the
            Eastern District of Missouri, and IOC-City of St. Louis, LLC,
            f/k/a STLP, L.L.C. (31)
   10.25    Agreement for Sale and Purchase of Real and Personal Property,
            Dated June 2, 2003, between President Broadwater Hotel, LLC and
            A.D. Julden Enterprises, LLC. (29)
   10.25.1  Amendment to Agreement for Sale and Purchase of Real and
            Personal Property, dated August 29, 2003, between President
            Broadwater Hotel, LLC and A.D. Julden Enterprises, LLC. (29)
   10.25.2  Second Amendment to Agreement for Sale and Purchase of Real and
            Personal Property, dated October 8, 2003, between President
            Broadwater Hotel, LLC and A.D. Julden Enterprises, LLC. (29)
   10.25.3  Third Amendment to Agreement for Sale and Purchase of Real and
            Personal Property, effective October 23, 2003, by and between
            President Broadwater Hotel, LLC and A. D. Juldan Enterprises,
            LLC. (30)
   10.26    Agreement for Purchase and Sale of President Broadwater Tower
            by and between President Broadwater Hotel, LLC and Site Realty
            Inc., a subsidiary of Morgan Niko, Inc. (32)
   21       Schedule of subsidiaries of the Company.
   23.1     Consent of Deloitte & Touche, L.L.P. with respect to the
            Company's Registration Statements on Form S-8, as filed on June
            8, 1994, January 8, 1998 and October 10, 2001.
   31.1     Certification of Chief Executive Officer Pursuant to 18 Rule
            131-14(a) under the Securities Exchange Act of 1934, as amended.
   31.2     Certification of Chief Financial Officer Pursuant to 18 Rule
            131-14(a) under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

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

     December 30, 2003.
(32) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004 filed July 14, 2004.
(33) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 31, 2004.
(34) Incorporated by reference from the Company's Report on Form 8-K dated November 15, 2004.
(35) Incorporated by reference from the Company's Report on Form 8-K dated November 29, 2004.
(36) Incorporated by reference from the Company's Report on Form 8-K dated January 20, 2005.

 * Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.