Form 10-Q
period 2005-05-31
PRESIDENT CASINOS INC
filed 2005-07-13
CIK 888507

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

              For the quarterly period ended May 31, 2005

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

           1000 North Leonor K. Sullivan Blvd., St. Louis, Missouri 63102
             ----------------------------------------------------
               Address of principal executive offices-Zip Code

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of July 13, 2005.

==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 28, 2005..................................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three Months Ended May 31, 2005 and 2004....................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 2005 and 2004....................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................20

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....32

  Item 4.  Controls and Procedures.......................................33

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................33

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...33

  Item 3.  Defaults Upon Senior Securities...............................33

  Item 4.  Submission of Matters to a Vote of Security Holders...........34

  Item 5.  Other Information.............................................34

  Item 6.  Exhibits......................................................34

Signatures...............................................................38

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)

                                                                           May 31,   Feb. 28,
                                                                            2005       2005
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $ 67,828   $ 20,706
  Restricted cash and cash equivalents..................................       --       2,234
  Restricted short-term investments.....................................       350        350
  Assets of discontinued operations.....................................    38,496     93,237
  Account receivable....................................................       168        --
  Prepaid expenses and other current assets.............................       134        173
                                                                          ---------  ---------
      Total current assets..............................................   106,976    116,700

Property and Equipment, net.............................................         4          5
                                                                          ---------  ---------
                                                                          $106,980   $116,705
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $    156   $    641
  Accrued payroll and benefits..........................................       282        339
  Other accrued liabilities.............................................     1,577      1,045
  Liabilities of discontinued operations................................     6,827      9,346
  Current maturities of long-term debt..................................       --      36,621
                                                                          ---------  ---------
      Total current liabilities.........................................     8,842     47,992

Minority Interest.......................................................    19,376     19,020
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................    28,218     67,012

Liabilities Subject to Compromise.......................................    91,844     91,850
                                                                          ---------  ---------
         Total liabilities..............................................   120,062    158,862
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (115,113)  (144,188)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................   (13,082)   (42,157)
                                                                          ---------  ---------
                                                                          $106,980   $116,705
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    Three Months Ended May 31,
                                                         2005        2004
                                                        ------      ------

OPERATING REVENUES...............................      $    --     $    --

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative............           736         635
  Depreciation and amortization..................             1           1
                                                       ---------   ---------
    Total operating costs and expenses...........           737         636
                                                       ---------   ---------
OPERATING LOSS...................................          (737)       (636)
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income................................           168           3
  Reorganization items, net......................          (937)       (181)
                                                       ---------   ---------
    Total other income (expense).................          (769)       (178)
                                                       ---------   ---------
LOSS BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATIONS........................        (1,506)       (814)
Minority interest................................           355         330
                                                       ---------   ---------
LOSS FROM CONTINUING OPERATIONS..................        (1,861)     (1,144)
                                                       ---------   ---------
INCOME FROM DISCONTINUED OPERATIONS (net of
 income tax expense of $6,007 and $0)............        30,936         594
                                                       ---------   ---------
NET INCOME (LOSS)................................      $ 29,075    $   (550)
                                                       =========   =========

Basic and diluted net loss
  per share from continuing operations...........      $  (0.37)   $  (0.23)

Basic and diluted income per share
 from discontinued operations....................      $   6.15    $   0.12
                                                       ---------   ---------

Basic and diluted net income (loss) per share....      $   5.78    $  (0.11)
                                                       =========   =========
Weighted average common and dilutive
 potential shares outstanding....................         5,033       5,033
                                                       =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                    Three Months Ended May 31,
                                                         2005        2004
                                                        ------      ------

Net cash used in operating activities.............    $ (1,444)   $   (882)
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........        (447)       (690)
  Changes in restricted cash, net.................       2,234         293
  Proceeds from the sale of property
    and equipment.................................      82,000       6,502
                                                      ---------   ---------
      Net cash provided by investing activities...      83,787       6,105
                                                      ---------   ---------
Cash flows from financing activities:
  Payments on notes payable.......................     (36,621)     (6,392)
                                                      ---------   ---------
      Net cash used in financing activities.......     (36,621)     (6,392)
                                                      ---------   ---------
Net increase (decrease) in cash
  and cash equivalents............................      45,722      (1,169)

Cash and cash equivalents at beginning of period..      25,106      22,762
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 70,828    $ 21,593
                                                      =========   =========

Cash classified in continuing operations..........    $ 67,828    $ 17,193
Cash classified in discontinued operations........       3,000       4,400
                                                      ---------   ---------
                                                      $ 70,828    $ 21,593
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $    465    $    740
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

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

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, PCI was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of May 31, 2005, the outstanding principal consists of $56,250 of Senior Exchange Notes and $18,750 of Secured Notes and outstanding interest consists of $10,060 on the Senior Exchange Notes and $3,086 on the Secured Notes.

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

-- Biloxi Casino and Hotel Operations

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

  The sale of the Mississippi Properties closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for the Mississippi Affiliates that was jointly developed by the Company and its creditors SunAmerica Inc. and McKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became final on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds of the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together with the proceeds from the liquidation of the Mississippi Excluded Assets, are being allocated and are being distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes in the aggregate outstanding principal amount of $75,000 (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. The Company currently estimates that (i) an aggregate of approximately $27,900 of the indebtedness due the Noteholders could be paid, (ii) in respect of the liquidation preference of its Class B membership interest in PBLLC, JECA could receive approximately $16,600 of the proceeds of the sale of the Mississippi Properties plus accrued interest, and an additional approximately $2,800 of the proceeds of the sale of the Company's St. Louis operations (assuming the sale of the St. Louis operations is consummated in accordance with its present terms as described below and the Noteholders are paid in full). On June 7, 2005, the Company paid $25,625 of the indebtedness due to the Noteholders. Of this amount, $12,028 was applied to principal, $13,146 was applied to accrued interest and $451 to accrued trustee and legal fees incurred by the Noteholders. Additionally, the Company redeemed $14,375 of JECA's Class B membership interest in PBLLC.

  JECA has entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, Vice President and Vice Chairman of the Board and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties and the anticipated sale of the Company's St. Louis operations (if completed in accordance with its present terms) will be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively, pursuant to the JECA Distribution Agreement. On June 7, 2005, distributions of $3,539, $3,539 and $219 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $14,375 Class B membership interest redemption.

  The Mississippi Plan of Liquidation established August 8, 2005 as the Administrative Bar Date, whereby each person or entity may file a claim arising on or after July 9, 2002 and before May 25, 2005 for President Mississippi or arising after July 11, 2002 and before May 25, 2005 for Vegas Vegas and BHI. The Company has attempted to notify its creditors that failure to file a claim against President Mississippi, Vegas Vegas and/or BHI will result in the claim being forever barred and discharged.

--St. Louis Casino Operations

  On September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50,000. On May 4, 2004, the Company and Isle of Capri Casinos, Inc. announced they had mutually agreed to terminate the agreement.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. ("Columbia Sussex") was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex have entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President Missouri Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the President Missouri Sale Agreement. The closing of the transaction is contingent upon approval by the Missouri Gaming Commission and other closing conditions. As more particularly described in the President Missouri Sale Agreement, certain assets of President Missouri are excluded from the transaction, including, among other things, an office building located in Laclede's Landing in the City of St. Louis, Missouri, and certain specified causes of action, cash on hand, tax refunds, insurance coverages and receivables, and certain inventory (the "Missouri Excluded Assets"). The deadline for closing the President Missouri

Sale Agreement was extended from August 1, 2005 to October 31, 2005, and any extension beyond this date will require the consent of both parties.

  The sale of the stock of President Missouri is subject to, among other things, the confirmation by the Missouri Bankruptcy Court of a Plan of Reorganization of President Missouri under Chapter 11 of the Bankruptcy Code. On May 25, 2005, the Company filed with the Missouri Bankruptcy Court a disclosure statement (the "Disclosure Statement") setting forth the terms of a Plan of Reorganization (the "Missouri Plan of Reorganization") that was jointly developed by the Company, its creditors SunAmerica Inc. and McKay Shields LLC, and the Official Unsecured Creditors' Committee in the Company's bankruptcy case. The Missouri Bankruptcy Court approved the sufficiency of the Disclosure Statement at a hearing held June 16, 2005. The Missouri Bankruptcy Court has scheduled a hearing for August 31, 2005 on confirmation of the Missouri Plan of Reorganization. Once confirmed, the Missouri Plan of Reorganization will not become effective unless and until all the other conditions to the closing of the sale to Columbia Sussex are satisfied, including, without limitation, approval of the Missouri Gaming Commission.

  Pursuant to the Missouri Plan of Reorganization, on the effective date of the Plan the Noteholders and holders of general unsecured claims would be entitled to receive, to the extent funds are available, the amount of their unsecured claims and, in addition, a pro rata share of a separate fund equal to fifty percent of President Missouri's "Adjusted EBITDA" for the period beginning August 1, 2005 and ending on the closing date of the sale of stock of President Missouri. For purposes of such fund, the "Adjusted EBITDA" of President Missouri for such period would be equal to President Missouri's earnings before interest, taxes, depreciation and amortization, less unreimbursed capital expenditures and certain authorized expenses associated with the Company's bankruptcy proceedings and corporate expenses of the Company's affiliates. Management estimates that the proceeds from the sale of the stock of President Missouri and the Missouri Excluded Assets would, if the sale is consummated on its present terms, provide sufficient funds to discharge all of the Company's remaining indebtedness, including the remaining balance due to the Noteholders. In the event the sale agreement is consummated on its terms and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time it is not possible to predict whether the sale of the St. Louis operations will be consummated or whether the Company will liquidate or continue business operations in some form.

--President Broadwater Hotel, LLC Bankruptcy Proceedings

  PBLLC, a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, was in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. PBLLC continued in possession and use of its assets as a debtor-in-possession and had an agreement with its secured lender and largest creditor, approved by the Mississippi Bankruptcy Court, which allowed PBLLC's use of its cash collateral.

  On October 16, 2001, PBLLC filed its plan of reorganization which would permit PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered the confirmation order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company initiated consummation of the Modified Plan at that time. The Modified Plan provided that the unsecured creditors of PBLLC would receive 100% of their claims. Under the Modified Plan, the obligations to the secured lender were modified with respect to the debt amount, the interest rate and the due date. On April 15, 2005, the Modified Indebtedness and accrued interest thereon were fully satisfied by PBLLC from the proceeds of the sale of the Company's Biloxi assets.

  --Other

  The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including selling assets on a timely basis under acceptable terms and conditions, and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

  The descriptions of the Company's business, financial condition and prospects contained in this Quarterly Report on Form 10-Q are qualified in their entirety by the foregoing description of the significant risks associated with the Company's bankruptcy proceedings.

  As of May 31, 2005, the Company had $67,828 of unrestricted cash and cash equivalents. The Company also had $3,000 classified in discontinued operations, representing cash to be retained by the purchasers upon the sale of the St. Louis operations. The Company requires a minimum of approximately $4,000 as working capital for the St. Louis operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures and/or seek additional financing.

2.  BASIS OF PRESENTATION

  The condensed consolidated financial statements set forth herein include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest and in which an entity wholly-owned by the Chairman of the Board of the Company owns a Class B Unit and has preferred rights to certain cash flows. All material intercompany balances and transactions have been eliminated.

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

  The accompanying consolidated balance sheets as of May 31, 2005 and February 28, 2005, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

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

  The condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ending February 28, 2005. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

3.  NATURE OF OPERATIONS

  The Company currently owns and operates a dockside gaming casino in St. Louis, Missouri through its wholly-owned subsidiary, President Missouri. The Company conducted dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi through April 14, 2005, at which time the assets were sold. In addition, the Company owned and managed certain hotel and ancillary facilities associated with its gaming operations in Biloxi, through April 14, 2005, when they, too, were sold. As a result of the sale of the Biloxi operations and the pending sale of the St. Louis operations, the St. Louis gaming operations and Biloxi operations are classified as discontinued operations.

4.  PROPERTY AND EQUIPMENT

  On January 20, 2005, an auction was held under the terms of Section 363 of the United States Bankruptcy Code for the Company's Biloxi operations. Broadwater Development, LLP. was the winning over-bidder for the Biloxi operations. On April 15, 2005, the assets of the Biloxi operations were sold. The Company recognized a gain of $27,657, net of income tax expense of $6,007, on the transaction. See "Note 7. Discontinued Operations."

  On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code for the Company's St. Louis operations. Columbia Sussex, Inc. was the winning over-bidder for the common stock of the St. Louis casino operations. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. As such, property and equipment of the St. Louis operations have been classified as "Assets of Discontinued Operations" as of May 31, 2005 and February 28, 2005. See "Note 7. Discontinued Operations."

  The Company consummated a sale agreement for its 36,000 square foot office building in St. Louis for $1,825 on June 23, 2005. Management estimates that a gain of approximately $370 will be recognized during the second quarter.
The building houses the Company's executive offices and certain casino administrative staff. Upon closing, certain areas of the building were leased back by the Company. Approximately 5,400 square feet is being leased by the Company's casino operation, with such lease's initial term ending November 30, 2005 with two one-month extensions. An additional area of approximately 1,400 square feet is being leased by the Company's corporate administration with such lease's initial term ending December 31, 2005 with three one-month extensions at the option of the Company, and three additional months that can be terminated at the discretion of either the landlord or tenant.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500 to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the Company's subsidiary, PBLLC. In connection with the transaction the Company also entered into an initial lease and options to renew the lease. The options were extended on a month to month basis and remained in effect through the date on which the Biloxi operations were sold.

5.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of May 31, 2005, and February 28, 2005, the Company's $75,000 noteholder debt was classified as liabilities subject to compromise. The M/V "President Casino-Mississippi" note was classified as liabilities of discontinued operations. See "Note 6. Liabilities Subject to Compromise and
Reorganization Items, Net" and "Note 7.  Discontinued Operations."

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

6.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                   May 31,     Feb. 28,
                                                                    2005         2005
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 56,250     $  56,250
              Secured Notes, 12%,.............................     18,750        18,750
              Accrued interest................................     13,146        13,146
              Accounts payable and other accrued expenses.....      3,698         3,704
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 91,844      $ 91,850
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries are currently due and payable. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and was zero as of May 31, 2005 and February 28, 2005. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  See "Note 1. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes.

7. DISCONTINUED OPERATIONS

  Following an auction held on January 20, 2005, under the terms of Section 363 of the United States Bankruptcy Code, three subsidiaries of President Casinos, Inc., namely President Mississippi, Vegas Vegas, Inc., and PBLLC (collectively, "Sellers"), on the one hand, and Broadwater Development, LLP ("Purchaser") on the other, entered into a Second Amendment to Sale and Purchase Agreement (the "Second Amendment") pursuant to which the Purchaser agreed to acquire from the Sellers substantially all of the real and personal property associated with the Company's Biloxi operations for $82,000, subject to certain closing adjustments. Prior to the auction, on January 13, 2005, the Purchaser received an assignment of all the right, title and interest of Broadwater Properties, LLC in and to that certain Sale and Purchase Agreement dated as of November 15, 2004, as amended by the Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (as amended, the "Purchase Agreement") which had been previously executed by the Sellers with respect to the sale of the Company's Biloxi operations. A hearing to approve the auction results and sale to the Purchaser was held before the United States Bankruptcy Court for the Eastern District of Missouri on January 26, 2005, and the court issued an order approving the auction results and the sale on February 7, 2005. On April 15, 2005, the Company completed the sale, subject to certain post-closing adjustments. The Company recognized a gain of $27,657, net of income tax expense of $6,007, as a result of the transaction.

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

Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. ("Columbia Sussex") was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex have entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President Missouri Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of the Company to Columbia Sussex pursuant to the President Missouri Sale Agreement. The closing of the transaction is contingent upon approval by the Missouri Gaming Commission and other closing conditions. As more particularly described in the President Missouri Sale Agreement, certain assets of President Missouri are excluded from the transaction, including, among other things, an office building located at Laclede's Landing in the City of St. Louis, Missouri, and certain specified causes of action, cash on hand, tax refunds, insurance coverages and receivables, and certain inventory (the "Missouri Excluded Assets"). The deadline for the closing of the President Missouri Sale Agreement has been extended from August 1, 2005 to October 31, 2005, and any extension beyond this date will require the consent of both parties.

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

  In accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," ("SFAS 144")the St. Louis and Biloxi operations and leasing segment are accounted for as discontinued operations, as follows:

                                                                   May 31,     Feb. 28,
                                                                    2005         2005
                                                                   ------       ------

            ASSETS
              Cash and cash equivalents..................        $  3,000      $  4,400
              Receivables................................             246           784
              Inventories................................             517           947
              Prepaid expenses...........................           2,506         2,591
              Deferred tax asset.........................             --         5,707
              Property and equipment.....................          32,227        78,808
                                                                 ---------     ---------
                                                                 $ 38,496      $ 93,237
                                                                 =========     =========
            LIABILITIES
              M/V "President Casino-Mississippi"
                note payable.............................        $    750      $    750
              Accounts payable...........................             782         1,729
              Accrued payroll and benefits...............           1,868         2,741
              Accrued income tax payable.................             300           --
              Accrued interest payable...................             --            221
              Other accrued liabilities..................           3,127         3,905
                                                                 ---------     ---------
                                                                 $  6,827      $  9,346
                                                                 =========     =========

                                                                   May 31,     Feb. 28,
                                                                    2005         2005
                                                                   ------       ------

            ASSETS
              St. Louis operations.......................        $ 38,486      $ 37,082
              Biloxi operations..........................              10        56,155
                                                                 ---------     ---------
                                                                 $ 38,496      $ 93,237
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $  5,074      $  5,246
              Biloxi operations..........................           1,003         3,350
              New York leasing operations................             750           750
                                                                 ---------     ---------
                                                                 $  6,827      $  9,346
                                                                 =========     =========

  The Company's St. Louis segment had operating income of $3,073 consisting of revenues of $17,891 and operating expenses of $14,818 during the three-month period ended May 31, 2005, compared to operating income of $1,202, consisting of revenues of $17,540 and operating expenses of $16,338 during the three-month period ended May 31, 2004. Operating expenses include depreciation of $1,495 for the three-month period ended May 31, 2004. The current three-month period excludes depreciation in accordance with SFAS 144.

  The Company's Biloxi segment had operating income of $453, consisting of revenues of $5,547 and operating expenses of $5,094 during the three-month period ended May 31, 2005, compared to operating income of $350, consisting of revenues of $11,677 and operating expenses of $11,327 during the three-month period ended May 31, 2004. Operating expenses include depreciation of $465 for the three-month period ended May 31, 2004. The sale of the Biloxi property was completed April 15, 2005.

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

  The Company, President Mississippi, Mr. Connelly and the lender entered into an agreement whereby the Company would satisfy its obligations under the indebtedness, and related costs, for $750. Additionally, Mr. Connelly agreed to forego his rights and assignments. The terms are incorporated in the Mississippi Plan of Liquidation, which was confirmed on May 27, 2005, and became effective on June 7, 2005. Subsequently, the Company paid the lender $750. Pursuant to the agreement between the Company and other parties involved, the Company wrote down its obligations related to the M/V "President Casino-Mississippi" by $2,643 in the fourth quarter of fiscal 2005 to reflect the resolution of the previously recorded contingent loss related to this obligation. Such amount is included in income from discontinued operations.

8.  INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. Given the level of operations, the increased competition and the overall uncertainty as to the timing of the Company's ability to return to profitability, management determined that the tax benefit did not satisfy the recognition criteria through the period ended February 29, 2004. Accordingly, a 100% valuation allowance was maintained against the Company's deferred tax assets through that time. During the year ended February 28, 2005, the valuation allowance decreased by $5,707 due primarily to the sale and subsequent closure of the Biloxi, Mississippi operations. The sale was expected to generate a gain which made it more likely than not that a portion of the net operating loss carryforward would be realized. The tax benefit related to the reversal of this valuation allowance was recognized in discontinued operations.

  The gain on the sale of the Company's Biloxi assets has generated federal income taxes of $5,707 which has been offset by a portion of the Company's net operating loss carryforward. The use of the Company's net operating loss carryforward generated an additional $300 of alternative minimum tax liability and credit. Given the level of operations, the increased competition, the contingencies related to the closing of the sale of the St. Louis operations and the overall uncertainty as to the timing of the Company's ability to return to profitability, management determined that the remaining tax benefits do not satisfy the recognition criteria and accordingly the Company maintains a 100% valuation allowance against the Company's deferred tax assets. All state income taxes related to this sale are offset by appropriate state net operating losses. The Company's total income tax expense of $6,007 for the period ending May 31, 2005 is reflected in discontinued operations. There was no income tax expense for the period ending May 31, 2004.

  The components of the net deferred tax asset are as follows:

                                                    May 31,      Feb. 28,
                                                     2005          2005
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 68,315      $ 74,022
       Pre-opening costs and intangible
         assets..............................        1,318         1,669
       Accounting reserves and liabilities...          331          (543)
       Tax credits...........................          280           280
       Other.................................           34            55
                                                  ---------     ---------
                                                    70,278        75,483
       Less: Valuation allowance.............      (62,731)      (61,379)
                                                  ---------     ---------
                                                     7,547        14,104
     Deferred tax liabilities:
       Property..............................        7,547         8,397
                                                  ---------     ---------
          Net deferred tax asset.............     $     -       $  5,707
                                                  =========     =========

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

9.  STOCK-BASED COMPENSATION

  As of May 31, 2005, the Company has three stock Option Plans. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. All of the Company's stock options were vested as of May 31, 2005. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income
(loss) per share would be the same. There were no options granted during either the three-month period ended May 31, 2005 or the fiscal year ended February 28, 2005.

10. COMMITMENTS AND CONTINGENT LIABILITIES

Bankruptcy Actions

  On June 20, 2002, the Company together with its subsidiary, President Missouri, which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Mississippi. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except President Riverboat Casino-New York, Inc. and PBLLC, to the United States Bankruptcy Court for the Eastern District of Missouri, where they are now pending and being administered. President Riverboat Casino-New York, Inc. subsequently had its Chapter 11 case dismissed and PBLLC subsequently emerged from Chapter 11. The Company and its subsidiaries, except as noted above, each continue in possession and use of their assets as debtors-in-possession. See "Note 1. Bankruptcy Proceedings."

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans for certain Missouri key casino employees, certain key employees will receive 50% of their then salary which will be due and payable on the earlier of the following dates: (i) the date on which all or substantially all of President Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then current salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments. The aggregate amount of the Missouri retention agreements, including corporate, is $505.

  On April 1, 2004, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain Mississippi casino employees. The terms and conditions are the same as the Missouri key casino employee Retention Plan except the assets and operations refer to those of Mississippi and one key employee receiving his then twelve month salary rather than 50%. The aggregate amount of the Mississippi retention agreements was $314. Such amount was paid on April 15, 2005, upon consummation of the sale.

  In May 2005, the Compensation Committee of the Board of Directors approved replacement employment agreements for Mr. Connelly, Mr. Aylsworth and Mr. Wirginis. The replacement employment agreements have a six-month term beginning June 1, 2005, and include a salary equal to each executive's current salary. The replacement employment agreements also contain terms and conditions substantially similar to the former employment contracts; provided, however, that the replacement employment agreements do not contain a change in control clause. The Compensation Committee also recommended that each of the executives receive a bonus equal to three months of salary if the executive remains employed at the closing of the sale of the St. Louis operations. The Missouri Bankruptcy Court granted a motion seeking approval of the replacement employment agreements on May 27, 2005.

Litigation

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

11.  SEGMENT INFORMATION

  The Company has one reportable segment from continuing operations consisting of corporate administration. All expenses, assets and additions to property and equipment consist of corporate items. See "Note 6. Discontinued Operations" for the results of the Company's discontinued operations.

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

13. RELATED PARTY TRANSACTIONS

  In connection with the resolution of various bankruptcy issues with respect to the Company's Biloxi operations, JECA entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, Vice President and Vice Chairman of the Board and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties and the anticipated sale of the Company's St. Louis operations (if completed in accordance with its present terms) will be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Pursuant to the terms of the Proceeds Distribution Agreement, Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively. See "Note 1. Bankruptcy Proceedings."

  On June 7, 2005, the Company made a distribution from the proceeds of the sale of the Biloxi assets. JECA's Class B membership interest was partially redeemed for $14,375, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,539, $3,539 and $219, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report and with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001. As of May 31, 2005, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively. The Company subsequently paid $19.4 million and $6.2 million on the Senior and Secured Notes, respectively, from the proceeds of the sale of the Biloxi assets.

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

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of the Company was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. was the winning over-bidder for the purchase of all of the Company's outstanding stock for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of the Company to Columbia Sussex. The closing of the transaction, is contingent upon approval by the Missouri Gaming Commission and other closing conditions. The deadline for closing of the sale agreement has been extended from August 1, 2005 to October 31, 2005, and any extension beyond this date will require the consent of both parties.

  The purchase of the stock of President Missouri is also subject to the confirmation by the Missouri Bankruptcy Court of a plan of reorganization of the Company under Chapter 11 of the Bankruptcy Code (a "Plan of Reorganization"). On May 25, 2005, the Company filed with the Missouri Bankruptcy Court a disclosure statement (the "Disclosure Statement") setting forth the terms of a Plan of Reorganization that was jointly developed by the Company, its creditors SunAmerica Inc. and McKay Shields LLC, and the Official Unsecured Creditors' Committee in the Company's bankruptcy case. The Missouri Bankruptcy Court approved the sufficiency of the Disclosure Statement at a hearing held on June 16, 2005. The Missouri Bankruptcy Court scheduled a hearing on confirmation of the Plan of Reorganization for August 31, 2005. Once confirmed, the Plan of Reorganization will not become effective unless and until all the other conditions to the closing of the sale to Columbia Sussex are satisfied, including, without limitation, approval of the Missouri Gaming Commission.

  On April 15, 2005, the Company consummated the sale of its Biloxi, Mississippi operations to Broadwater Properties, LLP for approximately $82.0 million, subject to certain post-closing adjustments. The sale was pursuant to an auction and sale process approved by the Missouri Bankruptcy Court. From the proceeds, the Company paid $37.1 million to the lender of the PBLLC debt, to satisfy the outstanding principal and interest in full. The Company invested $45.7 million in certificates of deposit pending approval of the

Mississippi Plan of Liquidation by the Bankruptcy Court.

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

  Pursuant to the Missouri Plan of Reorganization, on the effective date of the Plan the Noteholders and holders of general unsecured claims would be entitled to receive, to the extent funds are available, the amount of their unsecured claims and, in addition, a pro rata share of a separate fund equal to fifty percent of President Missouri's "Adjusted EBITDA" for the period beginning August 1, 2005 and ending on the closing date of the sale of stock of President Missouri. For purposes of such fund, the "Adjusted EBITDA" of President Missouri for such period would be equal to President Missouri's earnings before interest, taxes, depreciation and amortization, less unreimbursed capital expenditures and certain authorized expenses associated with the Company's bankruptcy proceedings and corporate expenses of the Company's affiliates. Management estimates that the sale agreement for the St. Louis operations would, if consummated on its present terms, provide sufficient funds to discharge the Company's indebtedness. In the event the sale agreement is consummated on its terms and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time it is not possible to predict whether the sale of the St. Louis operations will be consummated or whether the Company will liquidate or continue business operations in some form.

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

  As a result of the sale of the Biloxi operations in April 2005 and the pending sale agreement for the St. Louis operations, discussed above, the results of operations for these segments are classified in discontinued operations.

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

  --Economic Environment

  The Company's business involves leisure and entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that the St. Louis market suffers adverse economic conditions, the Company's revenues may be materially adversely affected.

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

Results of Operations

  The results of continuing operations for the three-month periods ended May 31, 2005 and May 31, 2004 include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) are classified as discontinued operations as a result of the sale of the assets in April 2005. The pending sale of the St. Louis casino requires the Company to classify the St. Louis operations in discontinued operations. Also included in discontinued operations is the Company's former leasing operations.

  The following table highlights the results of the Company's operations during the periods presented.

                                              Three Months Ended May 31,
                                                  2005        2004
                                                 ------      ------
                                                    (in millions)


             Continuing Operations

             Corporate Administration
               and Development
               operating loss                    $ (0.7)     $ (0.6)

             Discontinued Operations

             St. Louis, Missouri Segment
               Operating revenues                  17.9        17.5
               Operating income                     3.1         1.2

             Biloxi, Mississippi Segment
               Operating revenues                   5.5        11.7
               Operating income                     0.5         0.4

             Leasing Segment
               Operating loss                       --         (0.1)

             St. Louis operating margin            17.4%        6.9%
             Biloxi operating margin                n/a         n/a

  The following table highlights cash flows of the Company's operations.

                                              Three Months Ended May 31,
                                                  2005        2004
                                                 ------      ------
                                                    (in millions)

             Cash flows used in
               operating activities             $ (1.4)      $ (0.9)
             Cash flows provided by
               investing activities               83.8          6.1
             Cash flows used in
               financing activities              (36.6)        (6.4)
             Cash paid for interest                0.5          0.7

Three Month Period Ended May 31, 2005 Compared to the Three Month Period Ended May 31, 2004

  Operating revenues from continuing operations. As of May 31, 2005, the Company had sold it Biloxi operations and had entered into a purchase agreement for the sale of the Company's St. Louis operations which was approved by the Bankruptcy Court. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $0.7 million during the three-month period ended May 31, 2005 compared to $0.6 million during the three-month period ended May 31, 2004. Corporate overhead increased $0.1 million primarily as the result of a increase in payroll and payroll benefits due to the accrual of severance for employees who are no longer employed by the Company.

  Operating income (loss). As a result of the foregoing items, the Company had an operating loss of $0.7 million during the three-month period ended May 31, 2005 compared to an operating loss of $0.6 million during the three-month period ended May 31, 2004.

  Interest income. The Company had $0.2 million in interest income during the three-month period ended May 31, 2005 compared to less than $0.1 million during the three-month period ended May 31, 2004. The increase in the result of interest earned on the certificates of deposit that were purchased with the proceeds from the sale of the Biloxi assets.

  Reorganization items. The Company incurred reorganization items of $0.9 million during the three-month period ended May 31, 2005 compared to $0.2 million during the three-month period ended May 31, 2004. Reorganization expense is largely attributable to legal fees associated with the Company's bankruptcy proceedings. The increase in reorganization costs is primarily the result of the costs associated with the Mississippi Plan of Liquidation and $0.5 million accrued for the attorneys of the Noteholders.

  Minority interest expense. The Company incurred $0.4 million in minority interest expense during the three-month period ended May 31, 2005 compared to $0.3 million during the three-month period ended May 31, 2004. During both periods the minority interest arises from Mr. Connelly's Class B Unit of the Broadwater Property.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $1.3 during the three-month period ended May 31, 2005 compared to a net operating loss of $1.1 million during the three-month period ended May 31, 2004.

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

  The Company's St. Louis operating segment had operating income of $3.1 million, consisting of revenues of $17.9 million and operating expenses of $14.8 million, during the three-month period ended May 31, 2005, compared to operating income of $1.2 million, consisting of revenues of $17.5 million and operating expenses of $16.3 million, during the three-month period ended May 31, 2004. Net revenues increased $0.4 million primarily as a result in a decreased emphasis on promotional allowances for cash back promotions compared to the prior year and increased food and beverage as a result of an increase in volume in the buffet. Operating expenses, other than depreciation, remained the same for both three-month periods. Depreciation expense decreased $1.5 million as a result of ceasing to depreciate assets, in accordance with SFAS 144, effective October 2004. The St. Louis segment had net income of $3.4 million during the three-month period ended May 31, 2005, compared to net income of $1.1 million during the three-month period ended May 31, 2004.

  Biloxi segment. On April 15, 2005, the Company consummated the sale of substantially all of the assets utilized in its Biloxi operations to Broadwater Development, LLP (the "Purchaser"). The sale was consummated pursuant to the terms and conditions of a Sale and Purchase Agreement, dated as of November 15, 2004, by and between President Mississippi, Vegas Vegas, Inc., PBLLC, (collectively, with President Mississippi and Vegas Vegas, the "Sellers") and Purchaser, as amended by the Amendment to Sale and Purchase Agreement dated as of November 19, 2004, and the Second Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (collectively, the "Sale Agreement"). Pursuant to the Sale Agreement, the Purchaser acquired from the Sellers substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations. Under the terms of the Sale Agreement, the purchase price was $82.0 million, subject to certain post-closing adjustments. Of this amount, $6.8 million was paid by Silver Slipper Casino Venture LLC, which acquired the right to purchase the gaming casino assets under a separate transaction with the Purchaser.

  The Company's Biloxi operating segment had operating income of $0.5 million, consisting of revenues of $5.6 million and operating expenses of $5.1 million during the three-month period ended May 31, 2005, compared to operating income of $0.4 million, consisting of revenues of $11.7 million and operating expenses of $11.3 million, during the three-month period ended May 31, 2004. During the current fiscal year, the Biloxi segment operated for 45 days before it was sold. Prior year operating expenses include depreciation expense $0.5 million with no comparable expense in the current year. The Company ceased to depreciate assets, in accordance with SFAS 144, effective with the Bankruptcy Court's approval of the sale agreement. The Biloxi segment had net income of $27.6 million during the three-month period ended May 31, 2005, compared to a net loss of $0.3 million during the three-month period ended May 31, 2004. Included in net income for the three-month period ended May 31, 2005 is a $27.7 million gain, net of tax expense of $6.0 million, resulting from the sale of the Biloxi assets.

  Leasing segment. The leasing segment was operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. On June 11, 2003, as a result of the Company's default on the debt that the vessel collateralized, the United States Marshall's office served a warrant on the "President Riverboat Casino-Mississippi," the second vessel owned by the leasing segment. On April 7, 2004, the vessel was auctioned.

  The Company incurred no net income or loss from the leasing segment during the three-month period ended May 31, 2005, compared to a net loss of $0.1 million during the three-month period ended May 31, 2004. On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing President Riverboat Casino-New York, Inc.'s Chapter 11 bankruptcy case. As a result of the segment no longer operating under the protection of Chapter 11, the Company accrued interest of $0.1 million on the debt collateralized by the M/V "President Riverboat Casino-Mississippi." The Company also incurred $0.1 million of expense for maintaining the "President Riverboat Casino-Mississippi" until the vessel was auctioned.

  Net loss. The Company generated net income of $29.1 million during the three-month period ended May 31, 2005, compared to a net loss of $0.6 million during the three-month period ended May 31, 2004.

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

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of May 31, 2005, principal due on the Senior and Secured Notes was $56.2 million and $18.8 million, respectively.

  The Company's St. Louis operations require approximately $4.0 million to fund daily operations. As of May 31, 2005, the St. Louis operations had $23.2 million of non-restricted cash of which $3.0 million is included in "Assets of Discontinued Operations."

  Included in cash and cash equivalents is $47.2 million invested in short-term investments with maturities of 90 days or less, which arose primarily from the sale of the Biloxi Properties.

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

  The Company had $0.4 million in restricted short-term investments as of May 31, 2005, consisting of a certificate of deposit guaranteeing a certain performance obligation required by the Mississippi Gaming Commission.

  The Company used $1.4 million of cash from operating activities during the three-month period ended May 31, 2005, compared to $0.9 million during the three-month period ended May 31, 2004.

  Investing activities of the Company generated $83.8 million of cash during the three-month period ended May 31, 2005, compared to $6.1 million during the three-month period ended May 31, 2004. During the three-month period ended May 31, 2005, the Company received proceeds from the sale of the Biloxi assets of $82.0 million. During the three-month period ended May 31, 2004, the Company received proceeds from the sale of the Broadwater Tower of $6.5 million.

  Financing activities of the Company used $36.6 million of cash during the three-month period ended May 31, 2005, compared to $6.4 million during the three-month period ended May 31, 2004. During the three-month period ended May 31, 2005, the Company used proceeds from the sale of the Biloxi assets to pay the debt obligation of PBLLC. During the three-month period ended May 31, 2004, the Company used proceeds from the sale the Broadwater Tower to partially pay PBLLC's debt obligation.

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

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas, Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors SunAmerica Inc. and McKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became final on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds of the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, are being allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes in the aggregate outstanding principal amount of $75.0 million (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. The Company currently estimates that (i) an aggregate of approximately $27.9 million of the indebtedness due the Noteholders could be paid, (ii) in respect of the liquidation preference of its Class B membership interest in PBLLC, JECA could receive approximately $16.6 million of the proceeds of the sale of the Mississippi Properties plus accrued interest, and an additional approximately $2.8 million of the proceeds of the sale of the Company's St. Louis operations (assuming the sale of the St. Louis operations is consummated in accordance with its present terms as described below and the Noteholders are paid in full).

  On June 7, 2005, the Company paid $25.6 million of the indebtedness due to the Noteholders. Additionally, the Company redeemed $14.4 million of JECA's Class B membership interest in PBLLC.

  The Mississippi Plan of Liquidation established August 8, 2005 as the Administrative Bar Date, whereby each person or entity may file a claim arising on or after July 9, 2002 and before May 25, 2005 for President Mississippi or arising after July 11, 2002 and before May 25, 2005 for Vegas Vegas and BHI. The Company has attempted to notify creditors that failure to file a claim against President Mississippi, Vegas Vegas and/or BHI will result in the claim being forever barred and discharged.

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

  Because the Note was also guaranteed by the Company and President Mississippi, the payment of the personal guarantee triggered a right of contribution to Mr. Connelly from both the Company and the President Mississippi. In addition, Mr. Connelly became partially jointly subrogated to the lender's right under the Note to collect the payment by him from the Company's subsidiary that issued the Note. The Note remained outstanding at year end. The Company, President Mississippi, Mr. Connelly and the lender entered into an agreement whereby the Company would satisfy its obligations under the indebtedness, and related costs, for $0.8 million. Additionally, Mr. Connelly agreed to forego his rights and assignments. The terms are incorporated in the Plan of Reorganization for President Mississippi, which was confirmed on May 27, 2005, and became effective on June 7, 2005, subsequent to which the Company paid the lender $0.8 million in satisfaction of its obligations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of May 31, 2005, the Company had $75.8 million of debt. Of this amount $75.0 million bears contractual interest at fixed rates and is classified as liabilities subject to compromise and $0.8 million bears contractual interest at a fixed rate and is classified as liabilities of discontinued operations. The Company does not have variable rate debt instruments. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

  As of May 31, 2005, the Company is obligated to pay under the Class B Unit of Mr. Connelly in PBLLC a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of May 31, 2005, the minority interest on the balance sheet is comprised of $19.4 million, related to its obligation to redeem the Class B Unit for $10.0 million, plus any priority return accrued but not paid. On June 7, 2005, the Company redeemed $14.4 million of the Class B Unit, resulting in an outstanding minority interest of $5.0 million. As of May 31, 2005, the interest rate applicable to the debt carried a variable rate of 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of May 31, 2005, would increase the Company's annual contractual interest costs by approximately $0.2 million.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: July 13, 2005                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
   2 Riverboat Casino Sale and Purchase Agreement entered into as of 30th day of September, 2004, by and among President Casinos, Inc., debtor and debtor-in-possession in a Chapter 11 bankruptcy case, Case No. 02-53005 pending in the United
            States Bankruptcy Court for the Eastern District of
            Missouri (the "Company"), President Riverboat Casino-Missouri, Inc. ("President Missouri") and Columbia Sussex, Inc. (9)
   2.1 Sale and Purchase Agreement, dated as of November 15, 2004, by and between The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President
            Broadwater Hotel, LLC ("PBLLC"), on the one hand, and Broadwater Properties, LLC, on the other hand. (10)
   2.2      Amendment to Sale and Purchase Agreement, dated as of November
            29, 2004, by and between President Mississippi, Vegas, Vegas,
            Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), PBLLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (11)
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Missouri, President Mississippi, TCG/Blackhawk, Inc. ("Blackhawk"), P.R.C.-Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and The Conelly Group, LP ("TCG") and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)

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