Form 10-Q
period 2005-08-31
PRESIDENT CASINOS INC
filed 2005-10-13
CIK 888507

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

              For the quarterly period ended August 31, 2005

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of October 13, 2005.

==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 28, 2005...............................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three Months and Six Months Ended
      August 31, 2005 and 2004............................................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 2005 and 2004...................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................21

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....36

  Item 4.  Controls and Procedures.......................................36

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................37

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...37

  Item 3.  Defaults Upon Senior Securities...............................37

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

  Item 6.  Exhibits......................................................37

Signatures...............................................................38

Part I.  Financial Information
Item 1.  Financial Statements

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)

                                                                          Aug. 31,   Feb. 28,
                                                                            2005       2005
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $ 25,082   $ 20,706
  Restricted cash and cash equivalents..................................       --       2,234
  Restricted short-term investments.....................................       350        350
  Assets of discontinued operations.....................................    38,392     93,237
  Prepaid expenses and other current assets.............................       182        173
                                                                          ---------  ---------
      Total current assets..............................................    64,006    116,700

Property and Equipment, net.............................................         3          5
                                                                          ---------  ---------
                                                                          $ 64,009   $116,705
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $     41   $    641
  Accrued payroll and benefits..........................................       207        339
  Other accrued liabilities.............................................       932      1,045
  Liabilities of discontinued operations................................     6,150      9,346
  Current maturities of long-term debt..................................       --      36,621
                                                                          ---------  ---------
      Total current liabilities.........................................     7,330     47,992

Minority Interest.......................................................     3,737     19,020
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................    11,067     67,012

Liabilities Subject to Compromise.......................................    63,897     91,850
                                                                          ---------  ---------
         Total liabilities..............................................    74,964    158,862
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (112,986)  (144,188)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................   (10,955)   (42,157)
                                                                          ---------  ---------
                                                                          $ 64,009   $116,705
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                                     PRESIDENT CASINOS, INC.
                                     (DEBTORS-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                             (in thousands, except per share data)

                                                   Three Months                Six Months
                                                 Ended August 31,           Ended August 31,
                                                 2005        2004           2005        2004
                                                ------      ------         ------      ------

OPERATING REVENUES.........................    $    --     $    --        $    --     $    --

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative......         676         605          1,412       1,240
  Depreciation and amortization............           1           1              2           2
                                               ---------   ---------      ---------   ---------
    Total operating costs and expenses.....         677         606          1,414       1,242
                                               ---------   ---------      ---------   ---------
OPERATING LOSS.............................        (677)       (606)        (1,414)     (1,242)
                                               ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................          62           2            230           5
  Reorganization items, net................         191       (351)           (746)       (532)
                                               ---------   ---------      ---------   ---------
    Total other expense....................         253       (349)           (516)       (527)
                                               ---------   ---------      ---------   ---------
LOSS BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............        (424)       (955)        (1,930)     (1,769)
Minority interest..........................         137         338            492         668
                                               ---------   ---------      ---------   ---------
LOSS FROM CONTINUING OPERATIONS............        (561)     (1,293)        (2,422)     (2,437)
                                               ---------   ---------      ---------   ---------
Income from discontinued operations........       2,688         549         33,624       1,143
                                               ---------   ---------      ---------   ---------
NET INCOME (LOSS)..........................    $  2,127    $   (744)      $ 31,202    $ (1,294)
                                               =========   =========      =========   =========
Basic and diluted net loss per
   share from continuing operations........    $  (0.11)   $  (0.26)      $  (0.48)   $  (0.48)

Basic and diluted net income per share
   from discontinued operations............    $   0.53    $   0.11       $   6.68    $   0.22
                                               ---------   ---------      ---------   ---------
Basic and diluted net income (loss)
   per share...............................    $   0.42    $  (0.15)      $   6.20    $  (0.26)
                                               =========   =========      =========   =========
Weighted average common and dilutive
 potential shares outstanding..............       5,033       5,033          5,033       5,033
                                               =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.


                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Six Months Ended August 31,
                                                         2005        2004
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $(13,908)   $    638
                                                      ---------   ---------
Cash flows from investing activities of
  continuing operations:
    Expenditures for property and equipment.......      (1,945)     (2,088)
    Change in restricted cash.....................       2,234         267
    Proceeds from sales of property and equipment.      83,711       6,502
                                                      ---------   ---------
      Net cash provided by investing activities...      84,000       4,681
                                                      ---------   ---------
Cash flows from financing activities of
  continuing operations:
    Repayment of notes payable....................     (51,341)     (6,392)
    Payment of minority interest..................     (15,775)        --
                                                      ---------   ---------
      Net cash used in financing activities.......     (67,116)     (6,392)
                                                      ---------   ---------
Net increase (decrease) in cash and
  cash equivalents................................       2,976      (1,073)
Cash and cash equivalents at beginning of period..      25,106      22,762
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 28,082    $ 21,689
                                                      =========   =========

Cash classified in continuing operations..........    $ 25,082    $ 17,289
Cash classified in discontinued operations........       3,000       4,400
                                                      ---------   ---------
                                                      $ 28,082    $ 21,689
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $ 13,346    $  1,495
  Cash paid for income taxes......................         313         --
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

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

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, PCI was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of August 31, 2005, the outstanding principal consists of $46,232 on Senior Exchange Notes and $14,798 on Secured Notes with no outstanding interest.

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

  The consummation of a plan of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company, including setting forth the potential distributions on account of such claims and interests, if any. Confirmation of a Plan is subject to certain statutory findings by the Bankruptcy Court. Before a Plan may be distributed for balloting, the Court must approve a Disclosure Statement by determining that the Disclosure Statement adequately describes the Plan. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors whose rights or interests are impaired under the Plan. If any impaired class of creditors does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be confirmed by the Bankruptcy Court, or that any such Plan will be consummated.

  On April 15, 2005, the Company sold its Biloxi operations for approximately $82,000. In addition, the Company has an agreement to sell its St. Louis operations for $57,000. If the sale of the Company's St. Louis operations is consummated under the agreed upon terms, the Company would not have any current ongoing business operations. In the event the sale agreement is consummated on its terms and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time management is unable to predict whether the sale of the St. Louis operations will be consummated or whether the Company will liquidate or continue business operations in some form.

  In light of the sale of the Company's Biloxi assets and leasing operations assets, and the pending contract for sale of the St. Louis operations, the Company has one reportable segment from continuing operations consisting of corporate administration.

-- Biloxi Casino and Hotel Operations

  President Mississippi, Vegas, Vegas, Inc. ("Vegas, Vegas") and President Broadwater Hotel, L.L.C. ("PBLLC") (collectively, the "Mississippi Affiliates") agreed, with the prior approval of the Bankruptcy Court, to sell substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations (the "Mississippi Properties") to Broadwater Development, LLP, a Mississippi limited liability partnership (or the assignee or designee thereof) for $82,000, and otherwise on the terms and conditions of a certain Sale and Purchase Agreement dated November 15, 2004 and executed by and among Broadwater Properties, LLC, as purchaser, and the Mississippi Affiliates, as sellers, as amended by an Amendment to Sale and Purchase Agreement dated as of November 29, 2004, assigned on or about January 13, 2005 by Broadwater Properties to Broadwater Development, LLP ("BDLLP", and together with any assignees or designees thereof, the "Mississippi Purchaser"), further modified by a certain Second Amendment to Sale and Purchase Agreement dated January 20, 2005 (as modified and amended, the "Mississippi Asset Sale Agreement"). The Mississippi Asset Sale Agreement further provides that the Mississippi Affiliates shall retain certain excluded assets (the "Mississippi Excluded Assets") consisting primarily of cash in bank accounts. Pursuant to a separate Agreement Concerning Assignment dated March 30, 2005 ("Agreement Concerning Assignment") made by and between the Mississippi Affiliates, BDLLP and Silver Slipper Casino Venture, LLC, it was agreed, with the approval of the Bankruptcy Court, that the assets associated with the Company's Mississippi casino would be transferred at the closing of the transaction to Silver Slipper on certain terms and conditions therein stated.

  The sale of the Mississippi Properties closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for the Mississippi Affiliates that was jointly developed by the Company and its creditors SunAmerica Inc. and McKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became final on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds of the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together with the proceeds from the liquidation of the Mississippi Excluded Assets, are being allocated and are being distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes in the aggregate outstanding principal amount of $75,000 (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. The Company currently estimates that (i) an aggregate of approximately $27,900 of the indebtedness due the Noteholders could be paid, (ii) in respect of the liquidation preference of its Class B membership interest in PBLLC, JECA could receive approximately $16,600 of the proceeds of the sale of the Mississippi Properties plus accrued interest, and an additional approximately $2,800 of the proceeds of the sale of the Company's St. Louis operations (assuming the sale of the St. Louis operations is consummated in accordance with its present terms as described below and the Noteholders are paid in full). On June 7, 2005, the Company paid $25,625 of the indebtedness due to the Noteholders. Of this amount, $12,570 was applied to principal, $12,644 was applied to accrued interest and $411 to accrued trustee and legal fees incurred by the Noteholders. Additionally, the Company redeemed $14,375 of JECA's Class B membership interest in PBLLC. During August 2005, the Company made a second distribution from the proceeds consisting of $1,400 to the Noteholders and $1,400 redemption of JECA's Class B membership interest.

  JECA has entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, Vice President and Vice Chairman of the Board and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties and the anticipated sale of the Company's St. Louis operations (if completed in accordance with its present terms) will be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively, pursuant to the JECA Distribution Agreement. On June 7, 2005, distributions of $3,539, $3,539 and $219 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $14,375 Class B membership interest redemption. During August 2005, additional distributions of $333, $333 and $70 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $1,400 Class B membership interest redemption.

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

  The sale of the stock of President Missouri is subject to, among other things, the confirmation by the Missouri Bankruptcy Court of a Plan of Reorganization of President Missouri under Chapter 11 of the Bankruptcy Code. On May 25, 2005, the Company filed with the Missouri Bankruptcy Court a disclosure statement (the "Disclosure Statement") setting forth the terms of a Plan of Reorganization (the "Missouri Plan of Reorganization") that was jointly developed by the Company, its creditors SunAmerica Inc. and McKay Shields LLC, and the Official Unsecured Creditors' Committee in the Company's bankruptcy case. The Missouri Bankruptcy Court approved the sufficiency of the Disclosure Statement at a hearing held June 16, 2005. The Missouri Bankruptcy Court confirmed the Missouri Plan of Reorganization at a hearing on August 31, 2005. The Missouri Plan of Reorganization will not become effective unless and until all the other conditions to the closing of the sale to Columbia Sussex are satisfied, including, without limitation, approval of the Missouri Gaming Commission.

  Pursuant to the Missouri Plan of Reorganization, on the effective date of the Plan the Noteholders and holders of general unsecured claims would be entitled to receive, to the extent funds are available, the amount of their unsecured claims and, in addition, a pro rata share of a separate fund equal to fifty percent of President Missouri's "Adjusted EBITDA" for the period beginning August 1, 2005 and ending on the closing date of the sale of the stock of President Missouri. For purposes of such fund, the "Adjusted EBITDA" of President Missouri for such period would be equal to President Missouri's earnings before interest, taxes, depreciation and amortization, less unreimbursed capital expenditures and certain authorized expenses associated with the Company's bankruptcy proceedings and corporate expenses of the Company's affiliates. Such amount for the period from August 1, 2005 through August 31, 2005 is $120. Management estimates that the proceeds from the sale of the stock of President Missouri and the Missouri Excluded Assets would, if the sale is consummated on its present terms, provide sufficient funds to discharge all of the Company's remaining indebtedness, including the remaining balance due to the Noteholders. In the event the sale agreement is consummated on its terms and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time it is not possible to predict whether the sale of the St. Louis operations will be consummated or whether the Company will liquidate or continue business operations in some form.

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

  As of August 31, 2005, the Company had $25,082 of unrestricted cash and cash equivalents. The Company also had $3,000 classified in discontinued operations, representing cash to be retained by the purchasers upon the sale of the St. Louis operations. The Company requires a minimum of approximately

$4,000 as working capital for the St. Louis operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally have been stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period.

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

  The accompanying consolidated balance sheets as of August 31, 2005 and February 28, 2005, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

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

4.  PROPERTY AND EQUIPMENT

  On January 20, 2005, an auction was held under the terms of Section 363 of the United States Bankruptcy Code for the Company's Biloxi operations. Broadwater Development, LLP was the winning over-bidder for the Biloxi operations. On April 15, 2005, the assets of the Biloxi operations were sold. The Company recognized a gain of $27,575, net of income tax expense of $6,007, on the transaction. See "Note 7. Discontinued Operations."

  On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code for the Company's St. Louis operations. Columbia Sussex, Inc. was the winning over-bidder for the common stock of the St. Louis casino operations. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. As such, property and equipment of the St. Louis operations have been classified as "Assets of Discontinued Operations" as of August 31, 2005 and February 28, 2005. See "Note 7. Discontinued Operations."

  The Company consummated a sale agreement for its 36,000 square foot office building in St. Louis for $1,825 on June 23, 2005. A gain of approximately $368 was recognized during the second quarter. The building houses the Company's executive offices and certain casino administrative staff. Upon closing, certain areas of the building were leased back by the Company. Approximately 5,400 square feet is being leased by the Company's casino operation, with such lease's initial term ending November 30, 2005 with two one-month extensions. An additional area of approximately 1,400 square feet is being leased by the Company's corporate administration with such lease's initial term ending December 31, 2005 with three one-month extensions at the option of the Company, and three additional months that can be terminated at the discretion of either the landlord or tenant.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500 to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of the PBLLC. In connection with the transaction the Company also entered into an initial lease and options to renew the lease. The options were extended on a month to month basis and remained in effect through the date on which the Biloxi operations were sold.

5.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of August 31, 2005, and February 28, 2005, the Company's Noteholder debt was classified as liabilities subject to compromise. The M/V "President Casino-Mississippi" note was classified as liabilities of discontinued operations as of February 28, 2005, and was paid in full prior to August 31, 2005. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net" and "Note 7. Discontinued Operations."

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered an order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provided that the unsecured creditors of PBLLC would receive 100% of their claims. Under the Modified Plan, the obligations to the lender were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On May 28, 2003, the Company paid the lender $3,551 pursuant to the Modified Plan.
In March 2004, the Company paid $6,392 of principal from the proceeds of the sale of the Broadwater Tower. The principal amount of the Modified

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

6.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                  Aug. 31,     Feb. 28,
                                                                    2005         2005
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 46,232     $  56,250
              Secured Notes, 12%,.............................     14,798        18,750
              Accrued interest................................        --         13,146
              Accounts payable and other accrued expenses.....      2,867         3,704
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 63,897      $ 91,850
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries and are currently due and payable. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP is limited in amount and was zero as of August 31, 2005 and February 28, 2005. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  See "Note 1. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes.

7. DISCONTINUED OPERATIONS

  Following an auction held on January 20, 2005, under the terms of Section 363 of the United States Bankruptcy Code, three subsidiaries of President Casinos, Inc., namely President Mississippi, Vegas Vegas, Inc., and PBLLC (collectively, "Sellers"), on the one hand, and Broadwater Development, LLP ("Purchaser") on the other, entered into a Second Amendment to Sale and Purchase Agreement (the "Second Amendment") pursuant to which the Purchaser agreed to acquire from the Sellers substantially all of the real and personal property associated with the Company's Biloxi operations for $82,000, subject to certain closing adjustments. Prior to the auction, on January 13, 2005, the Purchaser received an assignment of all the right, title and interest of Broadwater Properties, LLC in and to that certain Sale and Purchase Agreement dated as of November 15, 2004, as amended by the Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (as amended, the "Purchase Agreement") which had been previously executed by the Sellers with respect to the sale of the Company's Biloxi operations. A hearing to approve the auction results and sale to the Purchaser was held before the Missouri Bankruptcy Court on January 26, 2005, and the court issued an order approving the auction results and the sale on February 7, 2005. On April 15, 2005, the Company completed the sale, subject to certain post-closing adjustments. The Company recognized a gain of $27,575, net of income tax expense of $6,007, as a result of the transaction.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. ("Columbia Sussex") was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex have entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President Missouri Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the President Missouri Sale Agreement. The closing of the transaction is contingent upon approval by the Missouri Gaming Commission and other closing conditions. As more particularly described in the President Missouri Sale Agreement, certain assets of President Missouri are excluded from the transaction, including, among other things, an office building located at Laclede's Landing in the City of St. Louis and certain specified causes of action, cash on hand, tax refunds, insurance coverages and receivables, and certain inventory (the "Missouri Excluded Assets"). The deadline for the closing of the President Missouri Sale Agreement has been extended from August 1, 2005 to October 31, 2005, and any extension beyond this date will require the consent of both parties.

  The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel was foreclosed on by the lender which held a Preferred First Fleet Mortgage collateralizing debt owed to them.

  In accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," ("SFAS 144") the St. Louis and Biloxi operations and leasing segment are accounted for as discontinued operations, as follows:

                                                                  Aug. 31,     Feb. 28,
                                                                    2005         2005
                                                                   ------       ------

            ASSETS
              Cash and cash equivalents..................        $  3,000      $  4,400
              Receivables................................             309           784
              Inventories................................             490           947
              Prepaid expenses...........................           2,191         2,591
              Deferred tax asset.........................             --          5,707
              Property and equipment.....................          32,402        78,808
                                                                 ---------     ---------
                                                                 $ 38,392      $ 93,237
                                                                 =========     =========
            LIABILITIES
              M/V "President Casino-Mississippi"
                note payable.............................        $    --       $    750
              Accounts payable...........................             807         1,729
              Accrued payroll and benefits...............           1,539         2,741
              Accrued interest payable...................             --            221
              Other accrued liabilities..................           3,804         3,905
                                                                 ---------     ---------
                                                                 $  6,150      $  9,346
                                                                 =========     =========

                                                                  Aug. 31,     Feb. 28,
                                                                    2005         2005
                                                                   ------       ------
            ASSETS
              St. Louis operations.......................        $ 38,392      $ 37,082
              Biloxi operations..........................             --         56,155
                                                                 ---------     ---------
                                                                 $ 38,392      $ 93,237
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $  5,157      $  5,246
              Biloxi operations..........................             993         3,350
              New York leasing operations................             --            750
                                                                 ---------     ---------
                                                                 $  6,150      $  9,346
                                                                 =========     =========

  The Company's St. Louis segment had operating income of $2,125 consisting of revenues of $16,022 and operating expenses of $13,897 during the three-month period ended August 31, 2005, compared to operating income of $1,223, consisting of revenues of $17,552 and operating expenses of $16,329 during the three-month period ended August 31, 2004. The Company's St. Louis segment had operating income of $5,198 consisting of revenues of $33,913 and operating expenses of $28,715 during the six-month period ended August 31, 2005, compared to operating income of $2,425, consisting of revenues of $35,092 and operating expenses of $32,667 during the six-month period ended August 31, 2004. Operating expenses include depreciation of $1,432 and $2,927 for the three-month and six-month periods ended August 31, 2004, respectively. The current three-month and six-month periods exclude depreciation in accordance with SFAS 144.

  The Company's Biloxi segment had an operating loss of $129, consisting entirely of operating expenses during the three-month period ended August 31, 2005, compared to operating income of $352, consisting of revenues of $11,685 and operating expenses of $11,333 during the three-month period ended August 31, 2004. The Company's Biloxi segment had operating income of $324, consisting of revenues of $5,547 and operating expenses of $5,223 during the six-month period ended August 31, 2005, compared to operating income of $701, consisting of revenues of $23,361 and operating expenses of $22,660 during the six-month period ended August 31, 2004. Operating expenses include depreciation of $455 and $919 for the three-month and six-month periods ended August 31, 2004, respectively. The sale of the Biloxi property was completed April 15, 2005.

M/V "President Casino-Mississippi" Note

  The Company defaulted under the terms of its M/V "President Casino-Mississippi" note. The M/V "President Casino-Mississippi" was originally operated by the Company as a casino in Biloxi, Mississippi. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralized a term note payable which was also personally guaranteed by Mr. Connelly. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2,100 principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1,200. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $500.

  The Company, President Mississippi, Mr. Connelly and the lender entered into an agreement whereby the Company would satisfy its obligations under the indebtedness, and related costs, for $750. Additionally, Mr. Connelly agreed to forego his rights and assignments. The terms are incorporated in the Mississippi Plan of Liquidation, which was confirmed on May 27, 2005, and became effective on June 7, 2005. Subsequently, the Company paid the lender $750. Pursuant to the agreement between the Company and other parties involved, the Company wrote down its obligations related to the by $2,643 during the fourth quarter of fiscal 2005 to reflect the resolution of the previously recorded contingent loss related to this obligation. Such amount is included in income from discontinued operations.

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

  The gain on the sale of the Company's Biloxi assets has generated federal income taxes of $5,707 which has been offset by a portion of the Company's net operating loss carryforward. The use of the Company's net operating loss carryforward generated an additional $300 of alternative minimum tax liability and credit. Given the level of operations, the increased competition, the contingencies related to the closing of the sale of the St. Louis operations and the overall uncertainty as to the timing of the Company's ability to return to profitability, management determined that the remaining tax benefits do not satisfy the recognition criteria and accordingly the Company maintains a 100% valuation allowance against the Company's deferred tax assets. All state income taxes related to this sale are offset by appropriate state net operating losses. The Company's total income tax expense of $6,007 for the six-month period ending August 31, 2005 is reflected in discontinued operations. There was no income tax expense for the six-month period ending August 31, 2004.

  The components of the net deferred tax asset are as follows:

                                                   Aug. 31,      Feb. 28,
                                                     2005          2005
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 67,615      $ 74,022
       Pre-opening costs and intangible
         assets..............................        1,318         1,669
       Accounting reserves and liabilities...          331          (543)
       Tax credits...........................          280           280
       Other.................................           34            55
                                                  ---------     ---------
                                                    69,578        75,483
       Less: Valuation allowance.............      (62,031)      (61,379)
                                                  ---------     ---------
                                                     7,547        14,104
     Deferred tax liabilities:
       Property..............................        7,547         8,397
                                                  ---------     ---------
          Net deferred tax asset.............     $     -       $  5,707
                                                  =========     =========

                                   17

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

9.  STOCK-BASED COMPENSATION

  As of August 31, 2005, the Company has three stock Option Plans. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. All of the Company's stock options were vested as of August 31, 2005. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's pro forma net income
(loss) and net income (loss) per share would be the same. There were no options granted during either the six-month period ended August 31, 2005 or the fiscal year ended February 28, 2005.

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

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the Retention Plans. Under the terms of the Retention Plans for certain Missouri key casino employees, certain key employees will receive 50% of their salary on the date of the agreements which will be due and payable on the earlier of the following dates: (i) the date on which all or substantially all of President

Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his salary on the date of the agreement on the date he is discharged from employment and the other named key employees will receive 50% of their then current salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments. The aggregate amount of the Missouri retention agreements, including corporate, is $505.

  On April 1, 2004, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain Mississippi casino employees. The terms and conditions were the same as the Missouri key employee Retention Plans except the assets and operations refer to those of Mississippi and one key employee to receive his then twelve month salary rather than 50%. The aggregate amount of the Mississippi retention agreements was $314. Such amount was paid on April 15, 2005, upon consummation of the sale.

  In May 2005, the Compensation Committee of the Board of Directors approved replacement employment agreements for Mssrs. Connelly, Aylsworth and Wirginis. The replacement employment agreements have a six-month term beginning June 1, 2005, and include a salary equal to each executive's current salary. The replacement employment agreements also contain terms and conditions substantially similar to the former employment contracts; provided, however, that the replacement employment agreements do not contain a change in control clause. The Compensation Committee also recommended that each of the executives receive a bonus equal to three months of salary if the executive remains employed at the closing of the sale of the St. Louis operations. The Missouri Bankruptcy Court granted a motion seeking approval of the replacement employment agreements on May 27, 2005.

Litigation

  The Company is from time to time a party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business. Management of the Company does not believe that the outcome of any such litigation will have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming license of the Company's St. Louis operations.

11.  SEGMENT INFORMATION

  The Company has one reportable segment from continuing operations consisting of corporate administration. All expenses, assets and additions to property and equipment consist of corporate items. See "Note 7. Discontinued Operations" for the results of the Company's discontinued operations.

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

13. RELATED PARTY TRANSACTIONS

  In connection with the resolution of various bankruptcy issues with respect to the Company's Biloxi operations, JECA entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, Vice President and Vice Chairman of the Board and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties and the anticipated sale of the Company's St. Louis operations (if completed in accordance with its present terms) will be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Pursuant to the terms of the JECA Proceeds Distribution Agreement, Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively. See "Note 1. Bankruptcy Proceedings."

  On June 7, 2005, the Company made a distribution from the proceeds of the sale of the Biloxi assets. JECA's Class B membership interest was partially redeemed for $14,375, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,539, $3,539 and $219, respectively. During August 2005, JECA's Class B membership interest was further redeemed for $1,400, of which additional distributions of $333, $333 and $70 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively.

  In May 2005, the Compensation Committee of the Board of Directors approved replacement employment agreements for Mssrs. Connelly, Aylsworth and Wirginis. The replacement employment agreements have a six-month term beginning June 1, 2005, and include a salary equal to each executive's current salary. The replacement employment agreements also contain terms and conditions substantially similar to the former employment contracts; provided, however, that the replacement employment agreements do not contain a change in control clause. The Compensation Committee also recommended that each of the executives receive a bonus equal to three months of salary if the executive remains employed at the closing of the sale of the St. Louis operations. The Missouri Bankruptcy Court granted a motion seeking approval of the replacement employment agreements on May 27, 2005.

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

  The Company entered into agreements to sell its St. Louis, Missouri and Biloxi, Mississippi gaming operations. The agreement to sell the Biloxi operations was consummated on April 15, 2005. If the St. Louis agreement is consummated under the current terms, the Company would not have any current ongoing business operations. The sale of the St. Louis operations is subject to numerous closing conditions, including approvals of gaming regulatory authorities. At this time, management is unable to predict with certainty whether the sale of the St. Louis operations will be consummated under the terms of the current agreement. In the event that the sale of the St. Louis operations are not consummated under the current terms, management is unable to predict the amount of sale proceeds to be realized by the Company or whether such sale proceeds will be sufficient to discharge the Company's existing indebtedness, and the Company's future ability to continue as a going concern.

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75.0 million 13.0% Senior Exchange Notes (the "Senior Exchange Notes") and the $25.0 million 12% Secured Notes (the "Secured Notes" and collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes. On August 11, 2000, the holders declared the unpaid principal and interest to be due and payable.

  On October 10, 2000, the Company sold the assets of its Davenport, Iowa operations for aggregate consideration of $58.2 million in cash. On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provided for a proposed restructuring of the Company's debt obligations under the Notes and the application of certain of the proceeds received by the Company from the sale of the Davenport assets. Approximately $43.0 million of the proceeds from the sale were deposited with a trustee. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Notes; $25.0 million was used to partially redeem the Notes; and $5.2 million was used to pay interest due March 15, 2001 on the Notes. Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001.

  On June 7, 2005, the effective date of the Mississippi Plan of Liquidation, the Company deposited $25.6 million with the trustees from the proceeds of the sale of the Biloxi assets. Of this amount, $12.6 million was used for missed interest payments, $12.6 million was used to partially redeem the Notes and $0.4 million was used to pay the legal costs and trustee fees incurred by the Noteholders. On August 26, 2005, a second distribution of $1.4 million was made from the proceeds of the sale of the Biloxi assets. As of August 31, 2005, principal due on the Senior and Secured Notes was $46.2 million and $14.7 million, respectively.

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

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of the President Missouri was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. was the winning over-bidder for the purchase of all of the outstanding stock of President Missouri for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock to Columbia Sussex. The closing of the transaction is contingent upon approval by the Missouri Gaming Commission and other closing conditions. The deadline for closing of the sale agreement has been extended from August 1, 2005 to October 31, 2005, with any extension beyond this date requiring the consent of both parties.

  The purchase of the stock of President Missouri is also subject to the confirmation by the Missouri Bankruptcy Court of a plan of reorganization of the Company under Chapter 11 of the Bankruptcy Code (a "Plan of Reorganization"). On May 25, 2005, the Company filed with the Missouri Bankruptcy Court a disclosure statement (the "Disclosure Statement") setting forth the terms of a Plan of Reorganization that was jointly developed by the Company, its creditors SunAmerica Inc. and McKay Shields LLC, and the Official Unsecured Creditors' Committee in the Company's bankruptcy case. The Missouri Bankruptcy Court approved the sufficiency of the Disclosure Statement at a hearing held on June 16, 2005. The Missouri Bankruptcy Court confirmed the Plan of Reorganization on August 31, 2005. The Plan of Reorganization will not become effective unless and until all the other conditions to the closing of the sale to Columbia Sussex are satisfied, including, without limitation, approval of the Missouri Gaming Commission.

  On April 15, 2005, the Company consummated the sale of its Biloxi, Mississippi operations to Broadwater Properties, LLP for approximately $82.0 million, subject to certain post-closing adjustments. The sale was pursuant to an auction and sale process approved by the Missouri Bankruptcy Court. From the proceeds, the Company paid $37.1 million to the lender of the PBLLC debt to satisfy the outstanding principal and interest obligations in full. The Company paid the Noteholders and their assignees $27.0 million to partially satisfy its obligation and redeemed $15.8 million of Mr. Connelly's Class B membership interest.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6.5 million to Ocean Beach Club at Biloxi, LLC. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of PBLLC. In connection with the transaction the Company also entered into an initial lease through September 15, 2004, with the new owners whereby the Company would continue to operate the Broadwater Tower Hotel with options for additional extensions. The Company renewed its options through the date of the aforementioned sale.

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

  Pursuant to the Missouri Plan of Reorganization, on the effective date of the Plan the Noteholders and holders of general unsecured claims would be entitled to receive, to the extent funds are available, the amount of their unsecured claims and, in addition, a pro rata share of a separate fund equal to fifty percent of President Missouri's "Adjusted EBITDA" for the period beginning August 1, 2005 and ending on the closing date of the sale of stock of President Missouri. For purposes of such fund, the "Adjusted EBITDA" of President Missouri for such period would be equal to President Missouri's earnings before interest, taxes, depreciation and amortization, less unreimbursed capital expenditures and certain authorized expenses associated with the Company's bankruptcy proceedings and corporate expenses of the Company's affiliates. Such amount for the period from August 1, 2005 through August 31, 2005 is $0.1 million, which will not be recorded until the plan becomes effective. Management estimates that the sale agreement for the St. Louis operations would, if consummated on its present terms, provide sufficient funds to discharge the Company's indebtedness. In the event the sale agreement is consummated on its terms and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time it is not possible to predict whether the sale of the St. Louis operations will be consummated or whether the Company will liquidate or continue business operations in some form.

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

  A project proposed by Pinnacle Entertainment, Inc. was selected and approved by the City of St. Louis as its recommendation before the Missouri Gaming Commission. Its proposal includes a casino two blocks from the "Admiral."
The St. Louis County Council approved a separate Pinnacle Entertainment, Inc. project in Lemay, Missouri. Various other gaming companies filed proposals. On September 1, 2004, the Missouri Gaming Commission approved Pinnacle Entertainment, Inc. for formal license investigations for both the St. Louis City and St. Louis County projects. Each of the proposals submitted requires significant construction of new infrastructure for the casino and entertainment complexes. Pending licensing, it is estimated that the City of St. Louis casino development will open in 2007. Management believes that the licensing of a new casino or casinos in metropolitan St. Louis would have a material adverse effect on the Company's financial condition and results of operations.

  --Regulatory Matters

  The Company's Missouri gaming license was renewed on July 8, 2004 for a period through May 2006. Missouri regulations limit the loss per "simulated" cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500 (the "loss limit"). The company in Maryland Heights, Missouri that operates adjacent casinos is able to offer guests who reach the two-hour loss limit the ability to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players. Additionally, their guests are not burdened with the administrative requirements related to the loss limits, which includes the presentation of government issued identification. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operations.

  --Economic Environment

  The Company's business involves leisure and entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that the St. Louis demographic market suffers adverse economic conditions, the Company's revenues may be materially adversely affected.

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

Results of Operations

  The results of continuing operations for the three-month and six-month periods ended August 31, 2005 and August 31, 2004 include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) are classified as discontinued operations as a result of the sale of the assets in April 2005. The pending sale of the St. Louis casino requires the Company to classify the St. Louis operations in discontinued operations. Also included in discontinued operations is the Company's former leasing operations.

  The following table highlights the results of the Company's operations during the periods presented.

                                    Three Months            Six Months
                                   Ended August 31,       Ended August 31,
                                    2005      2004         2005      2004
                                   ------    ------       ------    ------
                                                 (in millions)

Continuing Operations

Corporate Administrative
  Operating loss                  $ (0.7)   $ (0.6)      $ (1.4)   $ (1.2)

Discontinued Operations

St. Louis, Missouri Operations
  Operating revenues               $ 16.0    $ 17.5       $ 33.9    $ 35.1
  Operating income                    2.1       1.2          2.4       2.4

Biloxi, Mississippi Operations
  Operating revenues               $  --     $ 11.7       $  5.7    $ 23.4
  Operating income (loss)            (0.1)      0.3          0.3       0.7

Leasing Segment
 Operating loss                    $  --     $  --        $   --    $ (0.1)


  The following table highlights cash flows of the Company's operations.

                                             Six Months
                                           Ended August 31,
                                           2005      2004
                                          ------    ------
                                            (in millions)

Cash flows provided by (used in)
  operating activities                    $(13.9)    $ 0.6
Cash flows provided by
  investing activities                      84.0       4.7
Cash flows used in
  financing activities                     (67.1)     (6.4)
Cash paid for interest                      13.3       1.5
Cash paid for income taxes                   0.3       --

Three-Month Period Ended August 31, 2005 Compared to the Three-Month Period Ended August 31, 2004

  Operating revenues of continuing operations. As of August 31, 2005, the Company had sold it Biloxi operations and had entered into a purchase agreement for the sale of the Company's St. Louis operations which was approved by the Bankruptcy Court. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $0.7 million during the three-month period ended August 31, 2005 compared to $0.6 million during the three-month period August 31, 2004. The increase is the result of an accrual for the management incentive plan.

  Operating income (loss). As a result of the foregoing items, the Company had an operating loss of $0.7 million during the three-month period ended August 31, 2005 compared to $0.6 million during the three-month period ended August 31, 2004.

  Interest income. The Company had $0.1 million in interest income during the three-month period ended August 31, 2005 compared to less than $0.1 million during the three-month period ended August 31, 2004. The increase is the result of interest earned on the certificates of deposit that were purchased with the proceeds from the sale of the Biloxi assets prior to the proceeds distribution.

  Reorganization items. The Company incurred income from reorganization items of $0.2 million during the three-month period ended August 31, 2005 compared to expense of $0.4 million during the three-month period ended August 31, 2004. Reorganization expense is largely attributable to legal fees associated with the Company's bankruptcy proceedings. The decrease in reorganization costs is primarily the result of a change in estimate related to pre-petition liabilities.

  Minority interest expense. The Company incurred $0.1 million in minority interest expense during the three-month period ended August 31, 2005 compared to $0.3 million during the three-month period ended August 31, 2004. During both periods the minority interest arises from Mr. Connelly's Class B Unit of PBLLC. The decrease is a result of the Company redeeming $15.8 million Class B membership interest during the three-month period ended August 31, 2005.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $0.6 million during the three-month period ended August 31, 2005 compared to a net loss from continuing operations of $1.3 million during the three-month period ended August 31, 2004.

  Discontinued operations.   Discontinued operations consists of the Company's
St. Louis segment, Biloxi segment and the former vessel leasing segment.

  St. Louis segment. On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur on or before October 31, 2005.

  The Company's St. Louis operating segment had operating income of $2.1 million, consisting of revenues of $16.0 million and operating expenses of $13.9 million, during the three-month period ended August 31, 2005, compared to operating income of $1.2 million, consisting of revenues of $17.6 million and operating expenses of $16.4 million, during the three-month period ended August 31, 2004. Net revenues decreased $1.6 million primarily as a result of a decrease in volume due to continued strong advertising and promotions by two competitors in the St. Louis market which have significantly greater name recognition and financial resources and due to the casino floor being upgraded which can result in a disruption in play during periods when machines are upgraded and moved. Operating expenses, other than depreciation, decreased to $13.9 million from $14.9 million as a result of decreased gaming and admission taxes resulting from decreased gaming revenue and a decrease in payroll and payroll benefits due to a reduction in workforce in response to a lower volume of guests. Depreciation expense decreased $1.5 million as a result of ceasing to depreciate assets, in accordance with SFAS 144, effective October 2004.
The St. Louis segment had net income of $2.8 million during the three-month period ended August 31, 2005, compared to net income of $0.9 million during the three-month period ended August 31, 2004.

  Biloxi segment. On April 15, 2005, the Company consummated the sale of substantially all of the assets utilized in its Biloxi operations to Broadwater Development, LLP (the "Purchaser"). The sale was consummated pursuant to the terms and conditions of a Sale and Purchase Agreement, dated November 15, 2004, by and between President Mississippi, Vegas Vegas, Inc. and PBLLC, (collectively, with President Mississippi and Vegas Vegas, the "Sellers") and Purchaser, as amended by the Amendment to Sale and Purchase Agreement dated as of November 19, 2004, and the Second Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (collectively, the "Sale Agreement"). Pursuant to the Sale Agreement, the Purchaser acquired from the Sellers substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations. Under the terms of the Sale Agreement, the purchase price was $82.0 million, subject to certain post-closing adjustments. Of this amount, $6.8 million was paid by Silver Slipper Casino Venture LLC, which acquired the right to purchase the gaming casino assets under a separate transaction with the Purchaser.

  The Company's Biloxi operating segment had a net operating loss of $0.1 million, consisting exclusively of operating expenses during the three-month period ended August 31, 2005, compared to operating income of $0.4 million, consisting of revenues of $11.7 million and operating expenses of $11.3 million, during the three-month period ended August 31, 2004. During the current fiscal year, the Biloxi segment operated for 45 days before it was sold. Prior year operating expenses include depreciation expense $0.5 million with no comparable expense in the current year. The Company ceased to depreciate assets, in accordance with SFAS 144, effective with the Bankruptcy Court's approval of the sale agreement. The Biloxi segment had a net loss of $0.2 million during the three-month period ended August 31, 2005, compared to a net loss of $0.3 million during the three-month period ended August 31, 2004.

  Leasing segment. The leasing segment was operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two remaining vessels owned by this segment, the "Surfside Princess" was sold in May 2003. On June 11, 2003, as a result of the Company's default on the debt that the vessel collateralized, the United States Marshall's office served a warrant on the M/V "President Casino-Mississippi," the last vessel owned by the leasing segment. On April 7, 2004, the vessel was sold at auction.

  The Company incurred net income from the leasing segment of $0.1 million during the three-month period ended August 31, 2005 compared to no income during the three-month period ended August 31, 2004. During the three-month period ended August 31, 2005, the Company recognized income on the sale of gaming chips which were purchased in 1998 in conjunction with pursuing a gaming licence in New York City. The Company incurred no income or expense during the three-month period ended August 31, 2004 due to the M/V "President Casino-Mississippi" being sold during the first quarter of fiscal 2005.

  Net income. The Company generated net income of $2.1 million during the three-month period ended August 31, 2005, compared to a net loss of $0.7 million during the three-month period ended August 31, 2004.

Six-Month Period Ended August 31, 2005 Compared to the Six-Month Period Ended August 31, 2004

  Operating revenues from continuing operations. As of August 31, 2005, the Company had sold it Biloxi operations and had entered into a purchase agreement for the sale of the Company's St. Louis operations which was approved by the Bankruptcy Court. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $1.4 million during the six-month period ended August 31, 2005 compared to $1.2 million during the six-month period ended August 31, 2004. Corporate overhead increased $0.1 million as the result of a increase in payroll and payroll benefits due to the accrual of severance for employees who are no longer employed by the Company and an accrual for the management incentive plan.

  Operating income (loss). As a result of the foregoing items, the Company had an operating loss of $1.4 million during the six-month period ended August 31, 2005, compared to an operating loss of $1.2 million during the six-month period ended August 31, 2004.

  Interest income. The Company had $0.2 million in interest income during the six-month period ended August 31, 2005 compared to less than $0.1 million during the six-month period ended August 31, 2004. The increase is the result of interest earned on certificates of deposit that were purchased with the proceeds from the sale of the Biloxi assets prior to the distribution of the proceeds.

  Reorganization items. The Company incurred reorganization items of $0.7 million during the six-month period ended August 31, 2005 compared to $0.5 million during the six-month period ended August 31, 2004. Reorganization expense is largely attributable to legal fees associated with the Company's bankruptcy proceedings. The increase in reorganization costs is primarily the result of the costs associated with the Mississippi Plan of Liquidation and $0.5 million accrued for the attorneys of the Noteholders, offset by a change in estimate related to pre-petition liabilities.

  Minority interest expense. The Company incurred $0.5 million in minority interest expense during the six-month period ended August 31, 2005 compared to $0.7 million during the six-month period ended August 31, 2004. During both periods the minority interest arises from Mr. Connelly's Class B Unit of the Broadwater Property. The decrease is the result of the Company redeeming $15.8 million of the membership interest during June and August 2005.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $2.4 during both six-month periods ended August 31, 2005 and August 31, 2004.

  Discontinued operations.   Discontinued operations consists of the Company's
St. Louis segment, Biloxi segment and the former vessel leasing segment.

  St. Louis segment. On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction, which is contingent upon licensing by the Missouri Gaming Commission and other typical closing conditions, is anticipated to occur on or before October 31, 2005.

  The Company's St. Louis operating segment had operating income of $5.2 million, consisting of revenues of $33.9 million and operating expenses of $28.7 million, during the six-month period ended August 31, 2005, compared to operating income of $2.4 million, consisting of revenues of $35.1 million and operating expenses of $32.7 million, during the six-month period ended August 31, 2004. Net revenues decreased $1.2 million primarily as a result of a decrease in volume due to continued strong advertising and promotions by two competitors in the St. Louis market which have significantly greater name recognition and financial resources and due to the casino floor being upgraded which can result in a disruption in play during periods when machines are upgraded and moved. Operating expenses, other than depreciation, decreased $1.0 million during the six-month period ended August 31 ,2005 compare to the six-month period ended August 31, 2004 as a result of decreased gaming and admission taxes resulting from decreased gaming revenue and a decrease in payroll and payroll benefits due to a reduction in workforce in response to a lower volume of guests. Depreciation expense decreased $2.9 million as a result of ceasing to depreciate assets, in accordance with SFAS 144, effective October 2004. The St. Louis segment had net income of $6.1 million during the six-month period ended August 31, 2005, compared to net income of $1.9 million during the six-month period ended August 31, 2004.

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

  The Company's Biloxi operating segment had operating income of $0.3 million, consisting of revenues of $5.5 million and operating expenses of $5.2 million during the six-month period ended August 31, 2005, compared to operating income of $0.7 million, consisting of revenues of $23.4 million and operating expenses of $22.7 million, during the six-month period ended August 31, 2004. During the current fiscal year, the Biloxi segment operated for 45 days before it was sold. Prior year operating expenses include depreciation expense of $0.9 million with no comparable expense in the current year. The Company ceased to depreciate assets, in accordance with SFAS 144, effective with the Bankruptcy Court's approval of the sale agreement. The Biloxi segment had net income of $33.5 million during the six-month period ended August 31, 2005, compared to a net loss of $0.7 million during the six-month period ended August 31, 2004. Included in net income for the six-month period ended August 31, 2005 is a $27.7 million gain, net of tax expense of $6.0 million, resulting from the sale of the Biloxi assets.

  Leasing segment. The leasing segment was operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the remaining two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. On June 11, 2003, as a result of the Company's default on the debt that the vessel collateralized, the United States Marshall's office served a warrant on the "President Casino-Mississippi," the last vessel owned by the leasing segment. On April 7, 2004, the vessel was sold at auction.

  The Company incurred net income of $0.1 million from the leasing segment during the six-month period ended August 31, 2005, compared to a net loss of $0.1 million during the six-month period ended August 31, 2004. During the current year, the Company recognized income on the sale of gaming chips which were purchased in 1998 in conjunction with pursuing a gaming licence in New York City. During the prior year, the Company incurred certain expenses associated with the M/V "President Casino-Mississippi" prior to the auction of the vessel.

  Net loss. The Company generated net income of $31.2 million during the six-month period ended August 31, 2005, compared to a net loss of $1.3 million during the six-month period ended August 31, 2004.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets.

  As discussed above, the Company and its operating subsidiaries, with the exception of PBLLC and President Riverboat Casino-New York, Inc., are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will continue to incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy, management believes that its liquidity and capital resources will be sufficient to maintain its St. Louis operations at current levels until the pending sale of the property. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its St. Louis operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes. On August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of August 31, 2005, principal due on the Senior and Secured Notes was $46.2 million and $14.8 million, respectively.

  As of August 31, 2005, the Company had $28.1 million of non-restricted cash and cash equivalents. The Company's St. Louis operations require approximately $4.0 million to fund daily operations. As of August 31, 2005, the St. Louis operations had $24.9 million of non-restricted cash of which $3.0 million is included in "Assets of Discontinued Operations." Included in cash and cash equivalents is $20.3 million invested in short-term investments with maturities of 90 days or less.

  The Company is heavily dependent on cash generated from operations to continue to operate as planned in St. Louis and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations. The debt obligations are generally stayed during the bankruptcy proceedings.

  The Company had $0.4 million in restricted short-term investments as of August 31, 2005, consisting of a certificate of deposit guaranteeing a certain performance obligation required by the Mississippi Gaming Commission.

  The Company used $13.9 million of cash from operating activities during the six-month period ended August 31, 2005, compared to $0.6 million generated during the six-month period ended August 31, 2004. Included in cash used in operating activities are payments of interest of $13.3 million.

  Investing activities of the Company generated $84.0 million of cash during the six-month period ended August 31, 2005, compared to $4.7 million during the six-month period ended August 31, 2004. During the six-month period ended August 31, 2005, the Company received proceeds from the sale of the Biloxi assets of approximately $82.0 million and proceeds from the sale of its office building in St. Louis of approximately $1.7 million. During the six-month period ended August 31, 2004, the Company received proceeds from the sale of the Broadwater Tower of approximately $6.5 million.

  Financing activities of the Company used $67.1 million of cash during the six-month period ended August 31, 2005, compared to $6.4 million during the six-month period ended August 31, 2004. During the six-month period ended August 31, 2005, the Company used proceeds from the sale of the Biloxi assets to pay in full $36.6 million of the principal debt obligation of PBLLC, $13.9 million to partially pay the principal debt obligation to the Noteholders and $750,000 to pay in full the note on the M/V "President Casino-Mississippi." Additionally, the Company redeemed $15.8 million of the Class B membership interest in PBLLC. During the six-month period ended August 31, 2004, the Company used proceeds from the sale the Broadwater Tower to partially pay PBLLC's debt obligation.

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas, Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors SunAmerica Inc. and McKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Affiliates, following adjustments required under the Mississippi Asset Sale Agreement, have been allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. The Company currently estimates that (i) an aggregate of approximately $27.9 million of the indebtedness due the Noteholders could be paid, (ii) in respect of the liquidation preference of its Class B membership interest in PBLLC, JECA could receive approximately $16.6 million of the proceeds of the sale of the Mississippi Affiliates plus accrued interest, and an additional approximately $2.8 million of the proceeds of the sale of the Company's St. Louis operations (assuming the sale of the St. Louis operations is consummated in accordance with its present terms as described below and the Noteholders are paid in full). During the six-month period ended August 31, 2005, the Company paid $27.0 million of indebtedness to the Noteholders and redeemed $15.8 million of JECA's Class B membership interest in PBLLC.

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

  The Company defaulted under the terms of its "M/V "President Casino-Mississippi" note. The M/V "President Casino-Mississippi" was the vessel originally operated as a casino in Biloxi, Mississippi and later as a substitute casino in Davenport, Iowa. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralized a term note payable which was also personally guaranteed by Mr. Connelly. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $0.5 million.

  Because the Note was also guaranteed by the Company and President Mississippi, the payment of the personal guarantee triggered a right of contribution to Mr. Connelly from both the Company and the President Mississippi. In addition, Mr. Connelly became partially jointly subrogated to the lender's right under the Note to collect the payment by him from the Company's subsidiary that issued the Note. The Company, President Mississippi, Mr. Connelly and the lender entered into an agreement whereby the Company would satisfy its obligations under the indebtedness, and related costs, for $750,000. Additionally, Mr. Connelly agreed to forego his rights and assignments. The terms are incorporated in the Plan of Liquidation for President Mississippi, which was confirmed on May 27, 2005, and became effective on June 7, 2005, subsequent to which the President Mississippi paid the lender $750,000 in satisfaction of the Company's obligations.

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

Forward Looking Statements

  This Quarterly Report on Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects and operations; (ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continuation of future operating and net losses that may be incurred by the Company; (ii) the inability of the Company to restructure its debt obligations; (iii) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations and continue as a going concern;
(iv) the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; (v) risks associated with third parties proposing and obtaining confirmation of one or more plans of reorganization, or seeking and obtaining approval for the appointment of a Chapter 11 trustee or converting the cases to Chapter 7 cases; (vi) the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers; (vii) the Company's ability to maintain contracts that are critical to its operations; (viii) potential adverse developments with respect to the Company's liquidity and results of operations; (ix) developments or new initiatives by our competitors in the markets in which we compete; (x) our stock price; (xi) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (xii) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of August 31, 2005, the Company had $61.0 million of debt which bears contractual interest at fixed rates and is classified as liabilities subject to compromise. The Company does not have variable rate debt instruments. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

  As of August 31, 2005, the Company is obligated to pay under the Class B Unit of Mr. Connelly in PBLLC a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement. As of August 31, 2005, the minority interest on the balance sheet consisted of $3.7 million, related to its obligation to redeem the Class B Unit. On June 7, 2005 and August 25, 2005, the Company redeemed $14.4 million and $1.4 million of the Class B Unit, respectively. As of August 31, 2005, the interest rate applicable to the debt carried a variable rate of 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of August 31, 2005, would not significantly increase the Company's annual contractual interest costs.

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

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in "Note 10. Commitments and Contingent Liabilities" of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. In November 2000, the Company paid (i) $12.8 million interest and (ii) $18.75 million and $6.25 million principal on the Senior Exchange Notes and Secured Notes, respectively. The Company did not make the interest payments due September 15, 2001 and March 15, 2002. On June 20, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date of thereof. Total arrearage as of June 20, 2002, was $56.25 million of principal and $10.0 million of interest on the Senior Exchange Notes and $18.75 million of principal and $3.1 million of interest on the Secured Notes. On June 7, 2005, the Company paid $12.6 million of interest and $12.6 million of principal to the Noteholders. On August 26, 2005, the Company paid $1.1 million and $0.3 million on the Senior Exchange Notes and Secured Notes, respectively.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: October 13, 2005                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
   2 Riverboat Casino Sale and Purchase Agreement entered into as of 30th day of September, 2004, by and among President Casinos, Inc., debtor and debtor-in-possession in a Chapter 11 bankruptcy case, Case No. 02-53005 pending in the United
            States Bankruptcy Court for the Eastern District of
            Missouri (the "Company"), President Riverboat Casino-Missouri, Inc. ("President Missouri") and Columbia Sussex, Inc. (9)
   2.1 Sale and Purchase Agreement, dated as of November 15, 2004, by and between The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President
            Broadwater Hotel, LLC ("PBLLC"), on the one hand, and Broadwater Properties, LLC, on the other hand. (10)
   2.2 Amendment to Sale and Purchase Agreement, dated as of November 29, 2004, by and between President Mississippi, Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), PBLLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (11)
   2.3 First Amended Jointly Proposed Chapter 11 Plan of Reorganization dated June 23, 2005 for Debtor President Riverboat Casino-Missouri, Inc.
   2.4 Modifications to First Amended Jointly Proposed Plan of Reorganization of President Riverboat Casino-Missouri, Inc., dated June 23, 2005.
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Missouri, President Mississippi, TCG/Blackhawk, Inc. ("Blackhawk"), P.R.C.-Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and The Conelly Group, LP ("TCG") and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi,

            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   10.1 Amended and Restate Employment Agreement effective June 1st, 2005 by and between the Company and John E. Connelly.
   10.2 Amended and Restate Employment Agreement effective June 1st, 2005 by and between the Company and John S. Aylsworth.
   10.3 Amended and Restate Employment Agreement effective June 1st, 2005 by and between the Company and Terrence L. Wirginis.
   31.1 Certification of Chief Executive Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   31.2 Certification of Chief Financial Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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