Form 10-Q
period 2005-11-30
PRESIDENT CASINOS INC
filed 2006-01-17
CIK 888507

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

              For the quarterly period ended November 30, 2005

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of January 17, 2006.

==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 28, 2005.............................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three and Nine Months Ended November 30, 2005 and 2004......2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 2005 and 2004................3

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

Signature................................................................38

Part I.  Financial Information
Item 1.  Financial Statements

                                   PRESIDENT CASINOS, INC.
                                   (DEBTORS-IN-POSSESSION)
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                          (in thousands, except share per data)

                                                                         Nov. 30,   Feb. 28,
                                                                           2005       2005
                                                                         --------   --------
ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $ 30,681   $ 20,706
  Restricted cash and cash equivalents..................................       --       2,234
  Restricted short-term investments.....................................       --         350
  Assets of discontinued operations.....................................    35,376     93,237
  Prepaid expenses and other current assets.............................       232        173
                                                                          ---------  ---------
      Total current assets..............................................    66,289    116,700

Property and Equipment, net.............................................         3          5
                                                                          ---------  ---------
                                                                          $ 66,292   $116,705
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $     68   $    641
  Accrued payroll and benefits..........................................       215        339
  Other accrued liabilities.............................................       607      1,045
  Liabilities of discontinued operations................................     7,073      9,346
  Current maturities of long-term debt..................................       --      36,621
                                                                          ---------  ---------
      Total current liabilities.........................................     7,963     47,992

Minority Interest.......................................................     3,809     19,020
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................    11,772     67,012

Liabilities Subject to Compromise.......................................    63,758     91,850
                                                                          ---------  ---------
         Total liabilities..............................................    75,531    158,862
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (111,270)  (144,188)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................    (9,239)   (42,157)
                                                                          ---------  ---------
                                                                          $ 66,292   $116,705
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                                      PRESIDENT CASINOS, INC.
                                      (DEBTORS-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                             (in thousands, except per share data)

                                                 Three Months               Nine Months
                                                Ended Nov. 30,             Ended Nov. 30,
                                               2005        2004           2005        2004
                                              ------      ------         ------      ------

OPERATING REVENUES.........................  $    --     $    --        $    --     $    --

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative......       575         675          1,987       1,915
  Depreciation and amortization............       --            1              2           3
                                             ---------   ---------      ---------   ---------
    Total operating costs and expenses.....       575         676          1,989       1,918
                                             ---------   ---------      ---------   ---------
OPERATING LOSS.............................      (575)       (676)        (1,989)     (1,918)
                                             ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................        18           2            248           7
  Reorganization items, net................        (5)       (293)          (751)       (825)
                                             ---------   ---------      ---------   ---------
    Total other income (expense)...........        13        (291)          (503)       (818)
                                             ---------   ---------      ---------   ---------
LOSS BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............      (562)       (967)        (2,492)     (2,736)
Minority interest..........................        72         351            564       1,020
                                             ---------   ---------      ---------   ---------
LOSS FROM CONTINUING OPERATIONS............      (634)     (1,318)        (3,056)     (3,756)
                                             ---------   ---------      ---------   ---------
Income from discontinued operations........     2,350         550         35,974       1,693
                                             ---------   ---------      ---------   ---------
NET INCOME (LOSS)..........................  $  1,716    $   (768)      $ 32,918    $ (2,063)
                                             =========   =========      =========   =========
Basic and diluted net loss per
   share from continuing operations........  $  (0.13)   $  (0.26)      $  (0.61)   $  (0.75)

Basic and diluted net income per
   share from discontinued operations......  $   0.47    $   0.11       $   7.15    $   0.34
                                             ---------   ---------      ---------   ---------
Basic and diluted net income (loss)
   per share...............................  $   0.34    $  (0.15)      $   6.54    $  (0.41)
                                             =========   =========      =========   =========
Weighted average common and dilutive
 potential shares outstanding..............     5,033       5,033          5,033       5,033
                                             =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Nine Months Ended Nov. 30,
                                                         2005        2004
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $(11,179)   $  3,205
                                                      ---------   ---------
Cash flows from investing activities from
   continuing operations:
  Expenditures for property and equipment.........      (2,438)     (2,662)
  Change in restricted cash.......................       2,234         208
  Proceeds from sales of property and equipment...      83,724       6,501
  Maturity of short-term investments..............         350         --
                                                      ---------   ---------
    Net cash provided by investing
     activities from continuing operations........      83,870       4,047
                                                      ---------   ---------
Cash flows from financing activities from
    continuing operations:
  Repayment of notes payable......................     (51,341)     (6,392)
  Minority interest payments......................     (15,775)        --
                                                      ---------   ---------
    Net cash used in financing activities
      from continuing operations..................     (67,116)     (6,392)
                                                      ---------   ---------
Net increase in cash and cash equivalents.........       5,575         860

Cash and cash equivalents at beginning of period..      25,106      22,762
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 30,681    $ 23,662
                                                      =========   =========
Cash and cash equivalents from
  continuing operations...........................      30,681      19,262
Cash and cash equivalents from
  discontinued operations.........................         --        4,400
                                                      ---------   ---------
 Total cash and cash equivalents..................    $ 30,681    $ 23,662
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $ 13,346    $  2,220
  Cash paid for income taxes......................         313         --

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BANKRUPTCY PROCEEDINGS

--Overview

  As used herein, the term "Company" refers to President Casinos, Inc. ("PCI"), its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by the Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows. As described below, President Casinos, Inc. and certain of its subsidiaries are currently in bankruptcy proceedings.

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of November 30, 2005, the outstanding principal consists of $46,232 of Senior Exchange Notes and $14,798 of Secured Notes.

  On June 20, 2002, PCI and its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). On July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. ("President New York") and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where the latter proceeding is now pending and being administered.

  PCI and its operating subsidiaries, except President Broadwater Hotel, LLC and President New York, each continue in possession and use of their assets as debtors-in-possession. PCI and its operating subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated under the President Casinos, Inc. case.

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

  On April 15, 2005, the Company sold its Biloxi operations for approximately $82,000. In addition, the Company is negotiating a new agreement to sell its St. Louis operations after the agreement with the previous perspective buyer was terminated. If the sale of the Company's St. Louis operations is consummated, the Company would not have any current ongoing business operations. In the event a sale agreement is consummated and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time management cannot predict whether the sale of the St. Louis operations will be consummated or whether the Company will liquidate or continue business operations in some form.

  In light of the sale of the Company's Biloxi assets and leasing operations assets, and the anticipated sale of the St. Louis operations, the Company has one reportable segment from continuing operations consisting of corporate administration.

-- Biloxi Casino and Hotel Operations

  President Mississippi, Vegas, Vegas, Inc. ("Vegas, Vegas") and President Broadwater Hotel, LLC ("PBLLC") (collectively, the "Mississippi Affiliates") agreed, with the prior approval of the Bankruptcy Court, to sell substantially all of the real and personal property associated with the Company's Biloxi operations (the "Mississippi Properties") to Broadwater Development, LLP, a Mississippi limited liability partnership (or the assignee or designee thereof) for $82,000, and otherwise on the terms and conditions of a certain Sale and Purchase Agreement dated November 15, 2004 and executed by and among Broadwater Properties, LLC, as purchaser, and the Mississippi Affiliates, as sellers, as amended by an Amendment to Sale and Purchase Agreement dated as of November 29, 2004, assigned on or about January 13, 2005 by Broadwater Properties to Broadwater Development, LLP ("BDLLP", and together with any assignees or designees thereof, the "Mississippi Purchaser"), further modified by a certain Second Amendment to Sale and Purchase Agreement dated January 20, 2005 (as modified and amended, the "Mississippi Asset Sale Agreement"). The Mississippi Asset Sale Agreement further provided that the Mississippi Affiliates would retain certain excluded assets as therein defined (the "Mississippi Excluded Assets"), consisting primarily of cash in bank accounts. Pursuant to a separate Agreement Concerning Assignment dated March 30, 2005 ("Agreement Concerning Assignment") made by and between the Mississippi Affiliates, BDLLP and Silver Slipper Casino Venture, LLC, it was agreed, with the approval of the Bankruptcy Court, that the assets associated with the Company's Mississippi casino would be transferred at the closing of the transaction to Silver Slipper on certain terms and conditions therein stated.

  The sale of the Mississippi Properties closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for the Mississippi Affiliates that was jointly developed by the Company and its creditors SunAmerica Inc. and McKay Shields LLC. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together with the proceeds from the liquidation of the Mississippi Excluded Assets, are being distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Notes (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. On June 7, 2005, the effective date of the Mississippi Plan of Liquidation, the Company paid $25,625 of indebtedness due to the Noteholders. Of this amount, $12,570 was applied to principal, $12,644 was applied to accrued interest and $411 to accrued trustee and legal fees incurred by the Noteholders. Additionally, the Company redeemed $14,375 of JECA's Class B membership interest in PBLLC. During August 2005, the Company made a second distribution from the proceeds consisting of $1,400 to the Noteholders and $1,400 redemption of JECA's Class B membership interest.

  JECA has entered into an agreement (the "JECA Proceeds Distribution

Agreement") with John S. Aylsworth, President, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, Vice President and Vice Chairman of the Board and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively, pursuant to the JECA Distribution Agreement were the proceeds sufficient to satisfy the Class B membership interest. On June 7, 2005, distributions of $3,539, $3,539 and $219 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $14,375 Class B membership interest redemption. During August 2005, additional distributions of $333, $333 and $70 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $1,400 Class B membership interest redemption.

  The Mississippi Plan of Liquidation established August 8, 2005 as the Administrative Bar Date, whereby each person or entity could file a claim arising on or after July 9, 2002 and before May 25, 2005 for President Mississippi or arising after July 11, 2002 and before May 25, 2005 for Vegas Vegas and BHI. The Company has attempted to notify its creditors that failure to file a claim against President Mississippi, Vegas Vegas and/or BHI would result in the claim being forever barred and discharged.

--St. Louis Casino Operations

  On September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50,000. On May 4, 2004, the Company and Isle of Capri Casinos, Inc. announced they had mutually agreed to terminate the agreement.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. ("Columbia Sussex") was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President Missouri Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the President Missouri Sale Agreement. The closing of the transaction was contingent upon licensing approval by the Missouri Gaming Commission of Columbia Sussex and its key officers. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission. The Company continues to seek interested parties for the sale of the St. Louis casino operations and is currently negotiating with various parties. See

"Note 14.  Subsequent Event" regarding St. Louis operations parking.

  The sale of the stock of President Missouri is subject to, among other things, the confirmation by the Missouri Bankruptcy Court of a Plan of Reorganization of President Missouri under Chapter 11 of the Bankruptcy Code. On May 25, 2005, the Company filed with the Missouri Bankruptcy Court a disclosure statement (the "Disclosure Statement") setting forth the terms of a Plan of Reorganization (the "Missouri Plan of Reorganization") that was jointly developed by the Company, its creditors SunAmerica Inc. and McKay Shields LLC, and the Official Unsecured Creditors' Committee in the Company's bankruptcy case. The Missouri Bankruptcy Court approved the sufficiency of the Disclosure Statement at a hearing held June 16, 2005. The Missouri Bankruptcy Court issued an order confirming the Missouri Plan of Reorganization on August 31, 2005. The Plan would not become effective unless and until all the other conditions to the closing of the sale to Columbia Sussex were satisfied, including, without limitation, approval of the Missouri Gaming Commission. As a result of Columbia Sussex withdrawing their license application from the Missouri Gaming Commission, the Plan will not become effective and a new plan and disclosure statement will be developed for the approval of the Missouri Bankruptcy Court.

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

  As of November 30, 2005, the Company had $30,681 of unrestricted cash and cash equivalents. The Company requires a minimum of approximately $4,000 as working capital for the St. Louis operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally have been stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

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

  The accompanying condensed consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Missouri Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the outcome of these uncertainties.

  The accompanying consolidated balance sheets as of November 30, 2005 and February 28, 2005, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

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

3.  NATURE OF OPERATIONS

  The Company currently owns and operates a dockside gaming casino in St. Louis, Missouri through its wholly-owned subsidiary, President Missouri. The Company conducted dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi through April 14, 2005, at which time the assets were sold. In addition, the Company owned and managed certain hotel and ancillary facilities associated with its gaming operations in Biloxi, through April 14, 2005, when they, too, were sold. As a result of the sale of the Biloxi operations and the planned sale of the St. Louis operations, the St. Louis gaming operations and Biloxi operations are classified as discontinued operations.

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

  On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code for the Company's St. Louis operations. Columbia Sussex Corporation, Inc. was the winning over-bidder for the common stock of President Missouri. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. On October 25, 2005, Columbia Sussex announced it had withdrawn its license application from the Missouri Gaming Commission, and would not be able to satisfy the conditions to close on the sales agreement. The Company continues to seek interested parties for the sale of the St. Louis operations and is currently in negotiations with various parties. As such, property and equipment of the St. Louis operations have been classified as "Assets of Discontinued Operations" as of November 30, 2005 and February 28, 2005. See "Note 7. Discontinued Operations."

  The Company consummated a sale agreement for its 36,000 square foot office building in St. Louis for $1,825 on June 23, 2005. A gain of approximately $368 was recognized during the second quarter. The building houses the Company's executive offices and certain casino administrative staff. Upon closing, certain areas of the building were leased back by the Company. Approximately 5,400 square feet is being leased by the Company's casino operation. The initial term of the lease was through November 30, 2005 with two one-month extensions. The Company exercised both options. The Company is currently negotiating with the lessor terms of a new lease agreement. An additional area of approximately 1,400 square feet is being leased by the Company's corporate administration with such lease's initial term ending December 31, 2005 with three one-month extensions at the option of the Company, and three additional months that can be terminated at the discretion of either the landlord or tenant. The Company has exercised its initial option.

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

5.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of November 30, 2005, and February 28, 2005, the Company's Notes were classified as liabilities subject to compromise. As of February 28, 2005 the M/V "President Casino-Mississippi" note was classified as liabilities of discontinued operations. See "Note 6. Liabilities Subject to Compromise and Reorganization Items, Net" and "Note 7. Discontinued Operations."

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

  PBLLC was obligated under the Original Indebtedness to make monthly payments of interest and was obligated to repay the Original Indebtedness in full on July 22, 2000. In addition, PBLLC was obligated to pay to the lender a loan fee in the amount of $7,000 which was fully earned and non-refundable when the Original Indebtedness was due. Neither the Original Indebtedness nor the loan fee payments were made on the due date and the Original Indebtedness was in default through the effective date of the Modified Plan discussed below.
PBLLC continued to make monthly interest payments accruing on the $30,000 principal through April 19, 2001, when the Company announced that PBLLC had filed for reorganization under Chapter 11 in the Mississippi Bankruptcy Court.

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

  On April 15, 2005, the Modified Indebtednees and interest thereon were fully satisfied from the proceeds on the sale of the Broadwater property. The Company recognized a gain of $2,416 as of February 28, 2005 to write the principal amount down to the subsequent liquidated payment amount. This adjustment was recorded in discontinued operations.

6.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                  Nov. 30,     Feb. 28,
                                                                    2005         2005
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 46,233      $ 56,250
              Secured Notes, 12%,.............................     14,798        18,750
              Accrued interest................................        --         13,146
              Accounts payable and other accrued expenses.....      2,728         3,704
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 63,758      $ 91,850
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries and are currently due and payable. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and was zero as of November 30, 2005 and February 28, 2005. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and certain indebtedness from, and certain investments in, certain gaming ventures. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  See "Note 1. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes.

7. DISCONTINUED OPERATIONS

  Following an auction held on January 20, 2005, under the terms of Section 363 of the United States Bankruptcy Code, three subsidiaries of President Casinos, Inc., namely President Mississippi, Vegas Vegas, Inc., and PBLLC (collectively, "Sellers"), on the one hand, and Broadwater Development, LLP ("Purchaser") on the other, entered into a Second Amendment to Sale and Purchase Agreement (the "Second Amendment") pursuant to which the Purchaser agreed to acquire from the Sellers substantially all of the real and personal property associated with the Company's Biloxi operations for $82,000, subject to certain closing adjustments. Prior to the auction, on January 13, 2005, the Purchaser received an assignment of all the right, title and interest of Broadwater Properties, LLC in and to that certain Sale and Purchase Agreement dated as of November 15, 2004, as amended by the Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (as amended, the "Purchase Agreement") which had been previously executed by the Sellers with respect to the sale of the Company's Biloxi operations. A hearing to approve the auction results and sale to the Purchaser was held before the Missouri Bankruptcy Court on January 26, 2005, and the court issued an order approving the auction results and the sale on February 7, 2005. On April 15, 2005, the Company completed the sale, subject to certain post-closing adjustments. The Company recognized a gain of $27,629, net of income tax expense of $6,007, as a result of the transaction.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex Corporation, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President Missouri Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the President Missouri Sale Agreement. The closing of the transaction was contingent upon the licensing approval of Columbia Sussex and its key officers by the Missouri Gaming Commission. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission. The Company continues to seek interested parties for the sale of the St. Louis casino operations.

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

  In accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," ("SFAS 144")the St. Louis and Biloxi operations and leasing segment are accounted for as discontinued operations, as follows:

                                                                  Nov. 30,     Feb. 28,
                                                                    2005         2005
                                                                   ------       ------

            ASSETS
              Cash and cash equivalents..................        $    --       $  4,400
              Receivables................................             520           784
              Inventories................................             448           947
              Prepaid expenses...........................           1,523         2,591
              Deferred tax assets........................             --          5,707
              Property and equipment.....................          32,885        78,808
                                                                 ---------     ---------
                                                                 $ 35,376      $ 93,237
                                                                 =========     =========
            LIABILITIES
              M/V "President Casino-Mississippi"
                note payable.............................        $    --       $    750
              Accounts payable...........................           1,528         1,729
              Accrued payroll and benefits...............           1,831         2,741
              Accrued interest payable...................             --            221
              Other accrued liabilities..................           3,714         3,905
                                                                 ---------     ---------
                                                                 $  7,073      $  9,346
                                                                 =========     =========

                                                                  Nov. 30,     Feb. 28,
                                                                    2005         2005
                                                                   ------       ------

            ASSETS
              St. Louis operations.......................        $ 35,238      $ 37,082
              Biloxi operations..........................             138        56,155
                                                                 ---------     ---------
                                                                 $ 35,376      $ 93,237
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $  6,129      $  5,246
              Biloxi operations..........................             944         3,350
              New York leasing operations................             --            750
                                                                 ---------     ---------
                                                                 $  7,073      $  9,346
                                                                 =========     =========

  The Company's St. Louis segment had operating income of $2,243 consisting of revenues of $16,295 and operating expenses of $14,052 during the three-month period ended November 30, 2005, compared to operating income of $1,872, consisting of revenues of $17,044 and operating expenses of $15,172 during the three-month period ended November 30, 2004. Operating expenses include depreciation of $478 for the three-month period ended November 30, 2004. The current three-month period excludes depreciation in accordance with SFAS 144. During the nine-month period ended November 30, 2005, the Company's St. Louis segment had operating income of $7,441 consisting of revenues of $50,208 and operating expenses of $42,767, compared to operating income of $5,792, consisting of revenues of $52,135 and operating expenses of $46,343 during the nine-month period ended November 30, 2004. Operating expenses include depreciation of $1,910 for the nine-month period ended November 30, 2004. The current nine-month period excludes depreciation in accordance with SFAS 144.

  The Company's Biloxi segment had operating income of $263, consisting entirely of a reduction of operating expense accruals related to the settlement of certain estimated liabilities, during the three-month period ended November 30, 2005, compared to an operating loss of $255, consisting of revenues of $9,240 and operating expenses of $9,495 during the three-month period ended November 30, 2004. Operating expenses included depreciation of $451 during the three-month period ended November 30, 2004. During the nine-month period ended November 30, 2005, the Company's Biloxi segment had operating income of $587, consisting of revenues of $5,547 and operating expenses of $4,960 compared to operating income of $447, consisting of revenues of $32,603 and operating expenses of $32,156 during the nine-month period ended November 30, 2004. Operating expenses include depreciation of $1,307 during the nine-month period ended November 30, 2004. The sale of the Biloxi property was completed April 15, 2005.

M/V "President Casino-Mississippi" Note

  The Company defaulted under the terms of its M/V "President Casino-Mississippi" note. The M/V "President Casino-Mississippi" was previously operated by the Company as its initial casino in Biloxi. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralized a term note payable which was also personally guaranteed by Mr. Connelly. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2,100 principal became due and payable in August 2002 together with interest and costs. In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1,200. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the assets. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $500.

  The Company, President Mississippi, Mr. Connelly and the lender entered into an agreement whereby the Company would satisfy its obligations under the indebtedness, and related costs, for $750. Additionally, Mr. Connelly agreed to forego his rights and assignments. The terms are incorporated in the Mississippi Plan of Liquidation, which was confirmed on May 27, 2005, and became effective on June 7, 2005. Subsequently, the Company paid the lender $750. Pursuant to the agreement between the Company and other parties involved, the Company wrote down its obligations related to the M/V "President Casino-Mississippi" by $2,643 in the fourth quarter of fiscal 2005 to reflect the resolution of the previously estimated contingent liabilities related to this obligation. Such amount is included in income from discontinued operations.

8.  INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. Given the level of operations, the increased competition and the overall uncertainty as to the timing of the Company's ability to return to profitability, management determined that the tax benefit did not satisfy the recognition criteria through the period ended February 29, 2004. Accordingly, a 100% valuation allowance was maintained against the Company's deferred tax assets through that time. During the year ended February 28, 2005, the valuation allowance decreased by $5,707 due primarily to the sale and subsequent closure of the Biloxi operations. The sale was expected to generate a gain which made it more likely than not that a portion of the net operating loss carryforward would be realized. The tax benefit related to the reversal of this valuation allowance was recognized in discontinued operations.

  The gain on the sale of the Company's Biloxi assets has generated federal income taxes of $5,707 which has been offset by a portion of the Company's net operating loss carryforward. The use of the Company's net operating loss carryforward generated an additional $300 of alternative minimum tax liability and credit. Given the level of operations, the increased competition, the contingencies related to the potential sale of the St. Louis operations and the overall uncertainty as to the timing of the Company's ability to return to profitability, management determined that the remaining tax benefits do not satisfy the recognition criteria and accordingly the Company maintains a 100% valuation allowance against the Company's deferred tax assets. All state income taxes related to this sale are offset by state net operating losses. The Company's total income tax expense of $6,007 for the nine-month period ending November 30, 2005 is reflected in discontinued operations. There was no income tax expense for the nine-period ending November 30, 2004.

  The components of the net deferred tax asset are as follows:

                                                   Nov. 30,      Feb. 28,
                                                     2005          2005
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 66,943      $ 74,022
       Pre-opening costs and intangible
         assets..............................        1,318         1,669
       Accounting reserves and liabilities...          331          (543)
       Tax credits...........................          280           280
       Other.................................           34            55
                                                  ---------     ---------
                                                    68,906        75,483
       Less: Valuation allowance.............      (61,359)      (61,379)
                                                  ---------     ---------
                                                     7,547        14,104
     Deferred tax liabilities:
       Property..............................        7,547         8,397
                                                  ---------     ---------
          Net deferred tax asset.............     $     -       $  5,707
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

9.  STOCK-BASED COMPENSATION

  As of November 30, 2005, the Company has three stock Option Plans. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. All of the Company's stock options were vested as of November 30, 2005. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's pro forma net income
(loss) and net income (loss) per share would be the same. There were no options granted during either the nine-month period ended November 30, 2005 or the fiscal year ended February 28, 2005.

10. COMMITMENTS AND CONTINGENT LIABILITIES

Bankruptcy Actions

  On June 20, 2002, the Company together with its subsidiary, President Missouri filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Mississippi Bankruptcy Court. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except President New York and PBLLC, to the Missouri Bankruptcy Court, where they are now pending and being administered. President New York subsequently had its Chapter 11 case dismissed and PBLLC subsequently emerged from Chapter 11. The Company and its subsidiaries, except as noted above, each continue in possession and use of their assets as debtors-in-possession. See "Note 1. Bankruptcy Proceedings."

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

  On April 1, 2004, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain Mississippi casino employees. The terms and conditions are the same as the Missouri retention agreements except the assets and operations refer to those of Mississippi and one key employee receiving his then twelve month salary rather than 50%. The aggregate amount of the Mississippi retention agreements was $314. Such amount was paid on April 15, 2005, upon consummation of the sale.

  In May 2005, the Compensation Committee of the Board of Directors approved replacement employment agreements for Mssrs. Connelly, Aylsworth and Wirginis. The replacement employment agreements had a six-month term beginning June 1, 2005, and included a salary equal to each executive's current salary. The replacement employment agreements also contained terms and conditions substantially similar to the former employment contracts; provided, however, that the replacement employment agreements did not contain a change in control clause. The Compensation Committee also recommended that each of the executives receive a bonus equal to three months of salary if the executive remained employed at the closing of the sale of the St. Louis operations. The Missouri Bankruptcy Court granted a motion seeking approval of the replacement employment agreements on May 27, 2005. Upon expiration of the replacement employee agreements, no further agreements were executed.

Litigation

  The Company is from time to time a party to litigation, which may or may not be covered by insurance, arising in the ordinary course of its business.

Management of the Company does not believe that the outcome of any such litigation will have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming licenses of the Company's subsidiaries except as follows:

  The St. Louis gaming facility is commonly called the "Admiral." The Company's patrons have, since the "Admiral" was moved north from its original location, almost exclusively used a public parking lot immediately in front of the entrance to the "Admiral," known as the Cherrick Lot. The Company had a validation agreement with the operator of the Cherrick Lot to accept $1.25 (later raised to $1.50) for use by "Admiral" patrons of the Cherrick Lot. On September 10, 2004, the City of St. Louis commenced an action seeking to condemn the Cherrick Lot for use by Pinnacle Entertainment, Inc. which is developing a large gaming and hotel complex approximately one block away from the Cherrick Lot. At the time the condemnation was commenced, Columbia Sussex Corporation, Inc. had an option to purchase the Cherrick Lot for $5,000. On October 26, 2004, Columbia Sussex exercised its option and purchased the Cherrick Lot. On November 4, 2005, the Creditors Committee and the Company filed a Verified Complaint for Declaratory Judgment and for Injunctive Relief in the Company's bankruptcy proceedings pending in the Missouri Bankruptcy Court. On November 10, 2005, the Court granted the request and enjoined the condemnation action until January 9, 2006, later extended to January 12, 2006, and again extended until at least February 3, 2006. The matter is now set to begin trial on February 3, 2006.

  On January 12, 2006, the Company filed a verified Complaint for Damages and Injunctive Relief in the Missouri Bankruptcy Court, where its bankruptcy is pending. The suit named both the Company and President Riverboat Casino-Missouri, Inc. as plaintiffs and named Columbia Sussex Corporation, Inc. and Wimar Tahoe Corporation as defendants. The Company alleged breach of contract by Columbia Sussex for its failure to use all commercially reasonable efforts to obtain licensure from Missouri Gaming Commission. It also alleged a prima facie tort in that Columbia Sussex had unilaterally raised validation rates for the Cherrick Lot used by the Company for its patrons and with the intent to cause injury to the Company. It asks damages for the injury inflicted and an injunction to prevent Columbia Sussex from raising the validation fee above the $1.50 per "Admiral" patron vehicle charged immediately prior to the increase in fees. It also asks injunctive relief requesting that Columbia Sussex be enjoined from blocking access to the parking lot to the Company's patrons, from raising the validation fee above $1.50 per "Admiral" patron vehicle and to prevent any subsequent action designed to unreasonably curtail access for "Admiral" patrons parking on the Cherrick Lot.

  The court has not issued any order on the merits of this matter.

11.  SEGMENT INFORMATION

  The Company has one reportable segment from continuing operations consisting of corporate administration. All expenses consist of corporate items. See "Note 7. Discontinued Operations" for the results of the Company's discontinued operations.

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

13. RELATED PARTY TRANSACTIONS

  In connection with the resolution of various bankruptcy issues with respect to the Company's Biloxi operations, JECA entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, Vice President and Vice Chairman of the Board and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates the proceeds from the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Pursuant to the terms of the Proceeds Distribution Agreement, Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively, were the proceeds sufficient to satisfy the Class B membership unit. See "Note 1. Bankruptcy Proceedings."

  On June 7, 2005, the Company made a distribution from the proceeds of the sale of the Mississippi Properties. JECA's Class B membership interest was partially redeemed for $14,375, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,539, $3,539 and $219, respectively. During August 2005, JECA's Class B membership interest was further redeemed for $1,400, of which additional distributions of $333, $333 and $70 were made to Mssrs. Aylsworth, Wirginis and Vaclavik, respectively.

14.  SUBSEQUENT EVENT

  The surface parking lot located across the street from the "Admiral," the Company's gaming facility in St. Louis, (the "Cherrick Lot") has been the choice parking lot for the casino's guests due to its proximity and convenience. Based on recent usage, approximately 68% of the casino's guests have parked in the Cherrick Lot, representing approximately 40,000 vehicles per month. On September 10, 2004, the City of St. Louis commenced an action seeking to condemn the Cherrick Lot. On October 26, 2004, Columbia Sussex exercised an option it held on the lot and purchased the Cherrick Lot for $5,000. The City of St. Louis intended to take the property under the powers of eminent domain on behalf of Pinnacle Entertainment, Inc. for its casino development project. The Company and the Creditor's Committee of President-Missouri filed a complaint with the Bankruptcy Court seeking an injunction to prevent the condemnation action from proceeding. On November 10, 2005, the Bankruptcy Court granted the request for injunctive relief and enjoined the condemnation action to January 9, 2006, which date was subsequently extended to January 12, 2006, and has been enjoined until further order of the court. A hearing is scheduled for February 3, 2006.

  On December 16, 2005, Columbia Sussex notified the Company that the parking rate on the Cherrick Lot would be increased from one dollar and fifty cents per vehicle to six dollars per vehicle effective at midnight. On December 22, 2005, the Company was notified of a further rate increase from six dollars per vehicle to ten dollars per vehicle. The Company withheld payment to Columbia Sussex of all parking fees incurred after the initial rate increase due to the Company's determination that the increases were not justified. On December 30, 2005, Columbia Sussex responded by ceasing to further honor casino validation for parking and raising the rate to twenty five dollars per vehicle to all vehicles parked on the lot.

  Alternative parking arrangements are less desirable due to their distance from the casino and due to their use being limited by adverse weather conditions. During the winter, predictions of snow and ice cause the levee parking adjacent to the casino to be closed. High water levels in the spring cause the parking available on the levee to decrease significantly or disappear entirely. The closest alternative parking not on the levee is two blocks away. Because these arrangements are so awkward, the majority of patrons are now parking on the levee of the Mississippi River, an undesirable and unsustainable situation. The Company has taken actions to mitigate the loss of use of the Cherrick Lot by, among other things, offering free valet parking to patrons, doubling the valet staff and increasing the availability of shuttle vans to more distant parking facilities.

  Management believes that a sustained loss of use of the Cherrick Lot will have a significant negative impact on revenue and a material adverse effect on the Company's financial condition and results of operations.

  The Company has filed an action in the Bankruptcy Court against Columbia Sussex for breach of contract regarding the President Missouri Sale Agreement and seeks injunctive relief for rates at the Cherrick Lot. See "Note 10. Commitments and Contingent Liabilities."

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

  The Company entered into agreements to sell its St. Louis, Missouri and Biloxi, Mississippi gaming operations. The agreement to sell the Biloxi operations was consummated on April 15, 2005. At this time management is unable to predict when or whether the sale of St. Louis operations will occur.

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

  Subsequently, the Company was unable to make the principal and interest payments due September 15, 2001. The Company paid $20.4 million and $6.6 million on the Senior and Secured Notes, respectively, from the proceeds of the sale of the Biloxi assets. As of November 30, 2005, principal due on the Senior and Secured Notes was $46.2 million and $14.8 million, respectively.

  Due to certain debt covenants and cross default provisions associated with other debt agreements, the Company was also in default under its M/V "President Casino-Mississippi" note. See Liquidity and Capital Resources.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. was the winning over-bidder for the purchase of the stock of President Missouri for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex. The closing of the transaction was contingent upon licensing approval of Columbia Sussex by the Missouri Gaming Commission and other closing conditions. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming

Commission. The Company continues to seek interested parties for the sale of the St. Louis casino operations and is currently negotiating with various parties.

  The purchase of the stock of President Missouri was also subject to the confirmation by the Missouri Bankruptcy Court of a plan of reorganization of the Company under Chapter 11 of the Bankruptcy Code (a "Plan of Reorganization"). On May 25, 2005, the Company filed with the Missouri Bankruptcy Court a disclosure statement (the "Disclosure Statement") setting forth the terms of a Plan of Reorganization that was jointly developed by the Company, its creditors SunAmerica Inc. and McKay Shields LLC, and the Official Unsecured Creditors' Committee in the Company's bankruptcy case. The Missouri Bankruptcy Court approved the sufficiency of the Disclosure Statement at a hearing held on June 16, 2005. The Missouri Bankruptcy Court issued an order confirming the Plan of Reorganization on August 31, 2005. The Plan of Reorganization would not become effective unless and until all the other conditions to the closing of the sale to Columbia Sussex were satisfied, including, without limitation, approval of the Missouri Gaming Commission. On October 25, 2005, Columbia Sussex announced it had withdrawn it license application from the Missouri Gaming Commission. As a result, the Plan will not become effective and a new disclosure statement and plan of reorganization will be developed for approval of the Missouri Bankruptcy Court.

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

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6.5 million. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of PBLLC. In connection with the transaction the Company also entered into a lease agreement with the new owners whereby the Company continued to operate the Broadwater Tower Hotel. The Company renewed its lease options through the date of the aforementioned sale.

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

  Management is currently unable to predict if the proceeds from the sale of the St. Louis operations would provide sufficient funds to discharge the Company's indebtedness. In the event a sale agreement is consummated and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time it is not possible to predict when or whether the sale of the St. Louis operations will be occur or whether the Company will liquidate or continue business operations in some form.

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

  A project proposed by Pinnacle Entertainment, Inc. was selected and approved by the City of St. Louis as its recommendation before the Missouri Gaming Commission. Its proposal includes a casino two blocks from the "Admiral."
The St. Louis County Council approved a separate Pinnacle Entertainment, Inc. project in Lemay, Missouri. Various other gaming companies filed proposals. On September 1, 2004, the Missouri Gaming Commission approved Pinnacle Entertainment, Inc. for formal license investigations for both the St. Louis City and St. Louis County projects. Each of the proposals submitted requires significant construction of new infrastructure for the casino and entertainment complexes. Pending licensing, it is anticipated that the City of St. Louis casino development will open in 2007. Management believes that the licensing of a new casino or casinos in metropolitan St. Louis would have a material adverse effect on the Company's financial condition and results of operations.

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

  --Weather Conditions

  The Company's operating results are susceptible to the effects of floods and adverse weather conditions. Historically, the Company has temporarily suspended operations on various occasions as a result of such adversities. Under less severe conditions, high river levels in St. Louis have cause reduced parking and a general public perception of diminished access to the casino resulting in decreased revenues.

  --St. Louis Parking Matters

  Management believes that a sustained loss of use of certain parking facilities in St. Louis will have a significant negative impact on revenue and a material adverse effect on the Company's financial condition and results of operations. For discussion regarding a dispute with respect to use of certain parking facilities see "Note 14. Subsequent Event."

Results of Operations

  The results of continuing operations for the three-month periods ended November 30, 2005 and November 30, 2004 and the nine-month periods ended November 30, 2005 and November 30, 2004, include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) are classified as discontinued operations as a result of the sale of the assets in April 2005. The planned sale of the St. Louis casino requires the Company to classify the St. Louis operations in discontinued operations. Also included in discontinued operations is the Company's former leasing operations.

  The following table highlights the results of the Company's operations.

                                    Three Months            Nine Months
                                  Ended November 30,     Ended November 30,
                                    2005      2004         2005      2004
                                   ------    ------       ------    ------
                                                 (in millions)

Continuing Operations

Corporate Administrative and
  Development operating loss       $ (0.7)   $ (0.7)      $ (1.9)   $ (1.9)

Discontinued Operations

St. Louis, Missouri Segment
  Operating revenues               $ 16.3    $ 17.0       $ 50.2    $ 52.1
  Operating income                    2.2       1.9          7.4       4.3

Biloxi, Mississippi Segment
  Operating revenues               $  --     $  9.2       $  5.5    $ 32.6
  Operating income (loss)             0.3      (0.2)         0.6       0.4

Leasing Segment
  Operating revenues               $  --     $  --        $  --     $  --
  Operating loss                      --        --          (0.1)     (0.1)

  The following table highlights cash flows of the Company's operations.

                                            Nine Months
                                         Ended November 30,
                                           2005      2004
                                          ------    ------
                                            (in millions)

Cash flows provided by (used in)
  operating activities                    $(11.2)  $  3.2
Cash flows provided by
  investing activities                      83.9      4.0
Cash flows used in
  financing activities                     (67.1)    (6.4)
Cash paid for interest                      13.3      2.2

Three-month period ended November 30, 2005 Compared to the
Three-month period ended November 30, 2004

  Operating revenues from continuing operations. As of November 30, 2005, the Company had sold its Biloxi operations and was negotiating an new agreement for the sale of the Company's St. Louis operations. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $0.6 million during the three-month period ended November 30, 2005 compared to $0.7 million during the three-month period ended November 30, 2004. The decrease is the result of a decrease in payroll due to a reduction in number of corporate employees.

  Operating income (loss). As a result of the foregoing items, the Company had an operating loss of $0.6 million during the three-month period ended November 30, 2005 compared to an operating loss of $0.7 million during the three-month period ended November 30, 2004.

  Reorganization items. The Company incurred reorganization items of less than $0.1 million during the three-month period ended November 30, 2005 compared to $0.3 million during the three-month period ended November 30, 2004. The decrease is the result of reorganization expense being attributed to the St. Louis property since the sale of the Biloxi property, and is classified in discontinued operations. Prior to the sale of the Biloxi operations, legal fees associated with the reorganization were recorded on corporate books and charged to each property as management fees. Reorganization expense is largely attributable to legal and professional fees associated with the Company's bankruptcy proceedings.

  Minority interest expense. The Company incurred less than $0.1 million in minority interest expense during the three-month period ended November 30, 2005 compared to $0.4 million during the three-month period ended November 30, 2004. During both periods the minority interest arose from Mr. Connelly's Class B Unit in the Broadwater Property. The decrease is the result of the Company redeeming $15.8 million Class B Unit of PBLLC during the three-month period ended August 31, 2005.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $0.6 during the three-month period ended November 30, 2005 compared to a net loss from continuing operations of $1.3 million during the three-month period ended November 30, 2004.

  Discontinued operations.   Discontinued operations consists of the Company's
St. Louis segment, Biloxi segment and the former vessel leasing segment.

  St. Louis segment. On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex Corporation, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction was contingent upon licensing approval of Columbia Sussex and its key officers by the Missouri Gaming Commission. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission. The Company continues to seek interested parties for the sale of the St. Louis casino operations.

  The Company's St. Louis operating segment had operating income of $2.2 million, consisting of revenues of $16.3 million and operating expenses of $14.1 million, during the three-month period ended November 30, 2005, compared to operating income of $1.9 million, consisting of revenues of $17.0 million and operating expenses of $15.1 million, during the three-month period ended November 30, 2004. Net revenues decreased $0.7 million primarily as a result of a decrease in volume due to continued strong advertising and promotions by two competitors in the St. Louis market which have significantly greater name recognition and financial resources. Operating expenses, other than depreciation, decreased $0.6 million primarily as a result of a decrease in gaming and admissions taxes and a decrease in payroll and payroll benefits. Both the decreases in taxes and payroll are the result of a decrease in gaming revenue and volume. Depreciation expense decreased $0.5 million as a result of ceasing to depreciate assets, in accordance with SFAS 144, effective October 2004. The St. Louis segment had net income of $2.1 million during the three-month period ended November 30, 2005, compared to net income of $1.7 million during the three-month period ended November 30, 2004.

  Biloxi segment. On April 15, 2005, the Company consummated the sale of substantially all of the assets utilized in its Biloxi operations to Broadwater Development, LLP (the "Purchaser"). The sale was consummated pursuant to the terms and conditions of a Sale and Purchase Agreement, dated as of November 15, 2004, by and between President Mississippi, Vegas Vegas, Inc., PBLLC, (collectively, with President Mississippi and Vegas Vegas, the "Sellers") and Purchaser, as amended by the Amendment to Sale and Purchase Agreement dated as of November 19, 2004, and the Second Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (collectively, the "Sale Agreement"). Pursuant to the Sale Agreement, the Purchaser acquired from the Sellers substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations. Under the terms of the Sale Agreement, the purchase price was $82.0 million, subject to certain post-closing adjustments. Of this amount, $6.8 million was paid by Silver Slipper Casino Venture LLC, which acquired the right to purchase the casino assets under a separate transaction with the Purchaser.

  The Company's Biloxi operating segment had operating income of $0.3 million, consisting primarily of a reduction of operating expense accruals resulting from the settlement of previously estimated liabilities during the three-month period ended November 30, 2005, compared to an operating loss of $0.3 million, consisting of revenues of $9.2 million and operating expenses of $9.5 million, during the three-month period ended November 30, 2004. Prior year operating expenses include depreciation expense $0.5 million with no comparable expense in the current year. The Company ceased to depreciate assets, in accordance with SFAS 144, effective with the Bankruptcy Court's approval of the sale agreement. The Biloxi segment had net income of $0.3 million during the three-month period ended November 30, 2005, compared to a net loss of $1.1 million during the three-month period ended November 30, 2004.

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

  The Company incurred no net income or loss from the leasing segment during the three-month periods ended November 30, 2005 and November 30, 2004.

  Net loss. The Company generated net income of $1.7 million during the three-month period ended November 30, 2005, compared to a net loss of $0.8 million during the three-month period ended November 30, 2004.

Nine-month period ended November 30, 2005 Compared to the
Nine-month period ended November 30, 2004

  Operating revenues from continuing operations. As of November 30, 2005, the Company had sold it Biloxi operations and was negotiating a new purchase agreement for the sale of the Company's St. Louis operations. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $2.0 million during the nine-month period ended November 30, 2005 compared to $1.9 million during the nine-month period ended November 30, 2004. The increase was the result of a severance accrual for employees who are no longer employed by the Company.

  Operating income (loss). As a result of the foregoing items, the Company had an operating loss of $2.0 million during the nine-month period ended November 30, 2005 compared to an operating loss of $1.9 million during the nine-month period ended November 30, 2004.

  Interest income. The Company had $0.2 million of interest income during the nine-month period ended November 30, 2005 compared to less than $0.1 million during the nine-month period ended November 30, 2004. The increase is the result of interest earned on the certificates of deposit that were purchased with the proceeds from the sale of the Biloxi assets, prior to disbursing the proceeds to creditors.

  Reorganization items. The Company incurred reorganization items of $0.8 million during both nine-month periods ended November 30, 2005 and November 30, 2004. Reorganization expense is largely attributable to legal and professional fees associated with the Company's bankruptcy proceedings.

  Minority interest expense. The Company incurred $0.6 million in minority interest expense during the nine-month period ended November 30, 2005 compared to $1.0 million during the nine-month period ended November 30, 2004. During both periods the minority interest arises from Mr. Connelly's Class B Unit of the Broadwater Property. The decrease is the result of the Company redeeming $15.8 million Class B Unit of PBLLC during the three-month period ended August 31, 2005.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $3.0 during the nine-month period ended November 30, 2005 compared to a net loss from continuing operations of $3.8 million during the nine-month period ended November 30, 2004.

  Discontinued operations.   Discontinued operations consists of the Company's
St. Louis segment, Biloxi segment and the former vessel leasing segment.

  St. Louis segment. On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex Corporation, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction was contingent upon licensing approval of Columbia Sussex and its key officers by the Missouri Gaming Commission. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission. The Company continues to seek interested parties for the sale of the St. Louis casino operations.

  The Company's St. Louis operating segment had operating income of $7.4 million, consisting of revenues of $50.2 million and operating expenses of $42.8 million, during the nine-month period ended November 30, 2005, compared to operating income of $4.3 million, consisting of revenues of $52.1 million and operating expenses of $47.8 million, during the nine-month period ended November 30, 2004. Net revenues decreased $1.9 million primarily as a result of a decrease in volume due to continued strong advertising and promotions by two competitors in the St. Louis market which have significantly greater name recognition and financial resources. Operating expenses, other than depreciation, were $42.8 million during the nine-month period ended November 30, 2005, compared to $44.4 million during the nine-month period ended November 30, 2004, a decrease of $1.6 million. The decrease is the result of decreased gaming and admission taxes resulting from decreased gaming revenue and a decrease in payroll and payroll benefits due to a reduction in workforce in response to a lower volume of guests. Depreciation expense decreased $3.4 million as a result of ceasing to depreciate assets, in accordance with SFAS 144, effective October 2004. The St. Louis segment had net income of $8.2 million during the nine-month period ended November 30, 2005, compared to net income of $5.1 million during the nine-month period ended November 30, 2004.

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

  The Company's Biloxi operating segment had an operating loss of $0.6 million, consisting of revenues of $5.6 million and operating expenses of $5.0 million during the nine-month period ended November 30, 2005, compared to operating income of $0.4 million, consisting of revenues of $32.6 million and operating expenses of $37.2 million, during the nine-month period ended November 30, 2004. During the current fiscal year, the Biloxi segment operated for 45 days before it was sold. Prior year operating expenses include depreciation expense $1.4 million with no comparable expense in the current year. The Company ceased to depreciate assets, in accordance with SFAS 144, effective with the Bankruptcy Court's approval of the sale agreement. The Biloxi segment had net income of $27.7 million, which includes a gain of the sale of assets of $27.6 million, net of income tax expense of $6.0 million, during the nine-month period ended November 30, 2005, compared to a net loss of $1.8 million during the nine-month period ended November 30, 2004.

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

  The Company incurred net income of $0.1 million from the leasing segment during the nine-month period ended November 30, 2005, compared to an operating loss of $0.1 million during the nine-month period ended November 30, 2004. During the current year, the Company recognized income on the sale of gaming chips which were purchased in 1998 in conjunction with pursing a gaming license in New York City. During the prior year, the Company incurred certain expenses associated with the M/V "President Casino-Mississippi" prior to the auction of the vessel.

  Net loss. The Company generated net income of $32.9 million during the nine-month period ended November 30, 2005, compared to a net loss of $2.1 million during the nine-month period ended November 30, 2004.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets.

  As discussed above, the Company and its operating subsidiaries, with the exception of PBLLC and President Riverboat Casino-New York, Inc., are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will continue to incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy, management believes that its liquidity and capital resources will be sufficient to maintain its St. Louis operations at current levels until the sale of the property. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its St. Louis operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of November 30, 2005, principal due on the Senior and Secured Notes was $46.2 million and $14.8 million, respectively.

  The Company's St. Louis operations require approximately $4.0 million to fund daily operations. As of November 30, 2005, the St. Louis operations had $27.6 million of non-restricted cash. Included in cash and cash equivalents is $20.9 million invested in short-term investments with maturities of 90 days or less.

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

  The Company used $11.2 million of cash from operating activities during the nine-month period ended November 30, 2005, compared to generating $3.2 million during the nine-month period ended November 30, 2004. During the nine-month period ended November 30, 2005, the Company paid $13.6 million of interest to its creditors from the proceeds on the sale of the Biloxi assets.

  Investing activities of the Company generated $83.9 million of cash during the nine-month period ended November 30, 2005, compared to $4.0 million during the nine-month period ended November 30, 2004. During the nine-month period ended November 30, 2005, the Company received proceeds from the sale of the Biloxi assets of $82.0 million and from the sale of the St. Louis office building of $1.7 million. During the nine-month period ended November 30, 2004, the Company received proceeds from the sale of the Broadwater Tower of $6.5 million.

  Financing activities of the Company used $67.1 million of cash during the nine-month period ended November 30, 2005, compared to $6.4 million during the nine-month period ended November 30, 2004. During the nine-month period ended November 30, 2005, the Company used proceeds from the sale of the Biloxi assets to pay the debt obligation of PBLLC in the amount of $36.6 million and to partially pay the Noteholders $13.4 million principal. Additionally, during the nine-month period ended November 30, 2005, the Company redeemed minority interest of $15.8 million for the Class B Unit in PBLLC. During the nine-month period ended November 30, 2004, the Company used proceeds from the sale the Broadwater Tower to partially pay PBLLC's debt obligation.

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas, Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors SunAmerica Inc. and McKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Affiliates, following adjustments required under the Mississippi Asset Sale Agreement, have been allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. During the nine-month period ended November 30, 2005, the Company paid $27.0 million of indebtedness to the Noteholders and redeemed $15.8 million of JECA's Class B membership interest in PBLLC.

  The Mississippi Plan of Liquidation established August 8, 2005 as the Administrative Bar Date, whereby each person or entity could file a claim arising on or after July 9, 2002 and before May 25, 2005 for President Mississippi or arising after July 11, 2002 and before May 25, 2005 for Vegas Vegas and BHI. The Company has attempted to notify creditors that failure to file a claim against President Mississippi, Vegas Vegas and/or BHI would result in the claim being forever barred and discharged.

  The Company defaulted under the terms of its "M/V "President Casino-Mississippi" note. The M/V "President Casino-Mississippi" is the vessel previously operated as a casino in Biloxi, Mississippi and Davenport, Iowa. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralized a term note payable which was also personally guaranteed by John E. Connelly, Chairman and Chief Executive Officer of the Company. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President

Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $0.5 million.

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

Forward Looking Statements

  This Quarterly Report on Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our financial prospects and operations; (ii) our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital; (iii) our operating and restructuring strategy; and (iv) the effect of competition and regulatory developments on our current and expected future revenues. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) the possible inability of the Company to realize a sufficient amount from the sale of its St. Louis operations to fully discharge its debt; (ii) continuation of future operating and net losses that may be incurred by the Company; (iii) the inability of the Company to restructure its debt obligations; (iv) the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations and continue as a going concern;
(v) the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; (vi) risks associated with third parties proposing and obtaining confirmation of one or more plans of reorganization, or seeking and obtaining approval for the appointment of a Chapter 11 trustee or converting the cases to Chapter 7 cases; (vii) the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers; (viii) the Company's ability to maintain contracts that are critical to its operations; (ix) potential adverse developments with respect to the Company's liquidity and results of operations; (x) developments or new initiatives by our competitors in the markets in which we compete; (xi) our stock price; (xii) adverse governmental or regulatory changes or actions which could negatively impact our operations; and (xiii) other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of November 30, 2005, the Company had $61.0 million of debt which bears contractual interest at fixed rates and is classified as liabilities subject to compromise. The Company does not have variable rate debt instruments. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

  As of November 30, 2005, the Company is obligated to pay under the Class B Unit of Mr. Connelly in PBLLC a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement. As of November 30, 2005, the minority interest on the balance sheet is $3.8 million, related to its obligation to redeem the Class B Unit. On June 7, 2005 and August 25, 2005, the Company redeemed $14.4 million and $1.4 million of the Class B Unit respectively. As of November 30, 2005, the interest rate applicable to the debt carried a variable rate of 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of November 30, 2005, would not significantly increase the Company's annual contractual interest costs.

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

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in Note 10 of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. In November 2000, the Company paid (i) $12.8 million interest and (ii) $18.75 million and $6.25 million principal on the Senior Exchange Notes and Secured Notes, respectively. The Company did not make the interest payments due September 15, 2001 and March 15, 2002. On June 20, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be undersecured and as a result, interest ceased to accrue as of the date of thereof. Total arrearage as of July 11, 2002, was $56.25 million of principal and $10.0 million of interest on the Senior Exchange Notes and $18.75 million of principal and $2.6 million of interest on the Secured Notes. During fiscal 2004, the Company paid $0.5 million interest from the proceeds on the sale of the "Surfside Princess" to the Noteholders' trustees. On June 7, 2005, the Company paid $12.6 million interest and $12.6 million principal to the trustees. On August 26, 2005, the Company paid $1.4 million principal to the trustees.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  Not applicable.

Item 6.  Exhibits

  The exhibits filed as part of this report are listed on Index to exhibits accompanying this report.

                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: January 17, 2006                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
    2 Riverboat Casino Sale and Purchase Agreement entered into as of 30th day of September, 2004, by and among President Casinos, Inc. debtor and debtor-in-possession in a Chapter 11 bankruptcy case, Case No. 02-53005 pending in the United
            States Bankruptcy Court for the Eastern District of
            Missouri, President Riverboat Casino-Missouri, Inc. and
            Columbia Sussex, Inc. (9)
   2.1 Sale and Purchase Agreement, dated as of November 15,2004, by and between The President Riverboat Casino-Mississippi, Inc., Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President Broadwater Hotel, LLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (10)
   2.2 Amendment to Sale and Purchase Agreement, dated as of November 29, 2004, by and between The President Riverboat Casino-Mississippi, Inc., Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President Broadwater Hotel, LLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (11)
   2.3 First Amended Jointly Proposed Chapter 11 Plan of Reorganization dated June 23, 2005 for Debtor President Riverboat Casino-Missouri, Inc. (12)
   2.4 Modifications to First Amended Jointly Proposed Plan of Reorganization of President Riverboat Casino-Missouri, Inc., dated June 23, 2005. (12)
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc. ("President Missouri"), The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.- Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President

            Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   31.1 Certification of Chief Executive Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   31.2 Certification of Chief Financial Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(3) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(5) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(6) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(7) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(8) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 31, 2004.
(10) Incorporated by reference from the Company's Report on Form 8-K dated November 15, 2004.
(11) Incorporated by reference from the Company's Report on Form 8-K dated November 29, 2004.
(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 31, 2005.