Form 10-Q/A
period 2004-05-31
PRESIDENT CASINOS INC
filed 2006-03-03
CIK 888507

==============================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               Amendment No. 1
                                     on
                                 FORM 10-Q/A


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

Explanatory Note: This Amendment Number 1 on Form 10-Q/A is filed by the Company for the sole purpose of including Exhibit 10.2 to its previously filed Quarterly Report on Form 10-Q for the first quarter ended May 31, 2004.

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

                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: March 3, 2006                          /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
 **3.1      Restated Articles of Incorporation of the Company. (8)
 **3.2      By-Laws of the Company, as amended. (4)
 **4.1      Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S.
            Trust"). (3)
 **4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
 **4.1.2    Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
 **4.1.3    Warrant Agreement dated as of August 26, 1994, by and between the
            Company and U.S. Trust. (3)
 **4.1.4    Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
 **4.2      Rights Agreement, dated as of November 20, 1997, between the
            Company and ChaseMellon Shareholder Services, LLC. (5)
 **4.3      Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc.
            ("President Iowa"), President Riverboat Casino-Missouri, Inc.
            ("President Missouri"), The President Riverboat Casino-
            Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.-
            Louisiana, Inc., President Riverboat Casino-New York, Inc.
            ("President New York"), President Casino New Yorker, Inc., PRC
            Holdings Corporation, PRC Management, Inc. ("PRC Management"),
            PRCX Corporation, President Riverboat Casino-Philadelphia, Inc.
            ("President Philadelphia"), Vegas Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
 **4.3.1    Indenture dated as of December 3, 1998, among The Company,
            President Iowa, President Missouri, President Mississippi,
            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President
            Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management,
            PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and
            TCG and U.S. Trust Company of Texas, N.A. (6)
 **4.4.2    President Casinos, Inc. Supplemental Indenture with respect to
            $25,000,000 12% Notes due September 15, 2001. (7)
 **4.4.3    President Casinos, Inc. Supplemental Indenture with respect to
            $75,000,000 13% Senior Notes due September 15, 2001. (7)
 **10.1     Agreement for Purchase and Sale of President Broadwater Tower
            by and between President Broadwater Hotel, LLC and Site Realty
            Inc., a subsidiary of Morgan Niko, Inc.
  *10.2     Agreement Allocating and Distributing Proceeds from the Sale of
            Assets as of April 20, 2004 by and among J. Edward Connelly
            Associates, Inc., John S. Aylsworth, Terrence L. Wirginis and
            Ralph J. Vaclavik.
  *31.1     Certification of Chief Executive Officer Pursuant to 18 Rule
            131-14(a) under the Securities Exchange Act of 1934, as amended.
  *31.2     Certification of Chief Financial Officer Pursuant to 18 Rule
            131-14(a) under the Securities Exchange Act of 1934, as amended.
  *32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes- Oxley Act of 2002.
  *32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes- Oxley Act of 2002.

  *  Filed herewith.
 **  Previously filed.
(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(3) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(5) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(6) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(7) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(8) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.