Form 10-K
period 2006-02-28
PRESIDENT CASINOS INC
filed 2006-05-30
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 28, 2006
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-20840

                            PRESIDENT CASINOS, INC.
              (Exact name of registrant as specified in its charter)
               Delaware                                  51-0341200
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)
         1000 N. Leonor K. Sullivan Blvd., St. Louis, Missouri  63102
                      Address of principal executive offices
                                 314-622-3000
               Registrant's telephone number, including area code

      Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.06 par value
                     Preferred Stock Purchase Rights

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X]

  Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

  Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

  As of August 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $785,973.*

  As of May 26, 2006, the number of shares outstanding of the Registrant's Common Stock was approximately 5,033,161.

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws.

                 DOCUMENTS INCORPORATED BY REFERENCE - None.

                          PRESIDENT CASINOS, INC.
                         (DEBTORS-IN-POSSESSION)
                                FORM 10-K
                                  INDEX
                                                                     Page
                                                                     ----
PART I.

Item 1.  Business.....................................................  3

Item 1A.  Risk Factors................................................ 17

Item 1B.  Unresolved Staff Comments................................... 20

Item 2.  Properties................................................... 20

Item 3.  Legal Proceedings............................................ 20

Item 4.  Submission of Matters to a Vote of Security Holders.......... 22

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities..................... 22

Item 6.  Selected Consolidated Financial Data......................... 22

Item 7.  Management's Discussion and Analysis of Financial
Condition and Result of Operations.................................... 24

Item 7A.  Quantitative and Qualitative Discloses About Market Risk.... 38

Item 8.  Financial Statements and Supplementary Data.................. 39

Item 9.  Changes and Disagreements with Accountants on
Accounting and Financial Disclosure................................... 39

Item 9A.  Controls and Procedures..................................... 39

Item 9B.  Other Information........................................... 39

PART III.

Item 10.  Directors and Executive Officers of the Registrant.......... 40

Item 11.  Executive Compensation...................................... 42

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters............................ 45

Item 13.  Certain Relationships and Related Transactions.............. 46

Item 14.  Principal Accountant Fees and Services...................... 47

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.................. 48

Signatures............................................................F-55

Cautionary Statement about Forward Looking Statements and Risk Factors

  This Annual Report on Form 10-K and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Annual Report on Form 10-K and the documents incorporated herein by reference, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

    o future effects from the Company's filing for Chapter 11 protection which occurred in June and July 2002;

    o   our financial prospects and operations;

    o our financing plans and our ability to meet our obligations under our debt obligations and obtain satisfactory operating and working capital;

    o   our operating and restructuring strategy;

    o   results of litigation;

    o effect of changes in accounting due to recently issued accounting standards; and

    o the effect of competition and regulatory developments on our current and expected future revenues.

  You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

    o the likelihood that the Company will be unable to realize a sufficient amount from the sale of its St. Louis operations to fully discharge its debt;

    o   future operating and net losses that may be incurred by the Company;

    o   the inability of the Company to restructure its debt obligations;

    o the inability of the Company to obtain sufficient cash from its operations and other resources to fund ongoing obligations and continue as a going concern;

    o the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases;

    o risks associated with third parties proposing and obtaining confirmation of one or more plans of reorganization, or seeking and obtaining approval for the appointment of a Chapter 11 trustee or converting the cases to Chapter 7 cases;

    o the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers;

    o the Company's ability to maintain contracts that are critical to its operations;

    o potential adverse developments with respect to the Company's liquidity and results of operations;

    o developments or new initiatives by our competitors in the markets in which we compete;

    o   the Company's stock price;

    o   disruption of operations;

    o   general economic, business and market conditions;

    o adverse governmental or regulatory changes or actions which could negatively impact our operations including federal, state and local regulations; and

    o other factors including those identified in the Company's filings made from time-to-time with the Securities and Exchange Commission.

  The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

                                    PART I

Item 1.  Business.

General

  President Casinos, Inc. (the "Company") owns and operates a dockside gaming casino in St. Louis, Missouri. Company's gaming facility and operations in St. Louis are summarized as follows:

    Operating entity                  - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "Admiral"
    Slots                             -   992
    Gaming tables                     -    29
    Opening of casino without slots   - May 27, 1994
    Opening of casino with slots      - December 9, 1994

  The Company owned and operated gaming facilities in Biloxi, Mississippi, through the date of the sale by the Company of the assets of its Biloxi operations on April 15, 2005. These former operations are summarized as following:

    Operating entity                  - The President Riverboat Casino-
                                        Mississippi, Inc.
    Vessel                            - "President Casino-Broadwater"
    Opening of casino                 - August 13, 1992
    Opening of replacement facility   - June 30, 1995
    Sale of casino and hotel          - April 15, 2005

  In addition to its former Biloxi gaming operations, the Company owned and managed certain hotel and ancillary facilities associated with its casino operations in Biloxi, which were included in the sale of the Biloxi assets.

  The Company was incorporated in the State of Delaware in June 1992 and completed the initial public offering of its Common Stock in December 1992. The Company is the successor to businesses operated in St. Louis, Missouri since 1985 and Biloxi, Mississippi since August 1992.

Substantial Indebtedness; Bankruptcy Proceedings

--Overview

  As used herein, the term "Company" refers to President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by the former Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows. As described below, President Casinos, Inc. and certain of its subsidiaries are currently in bankruptcy proceedings.

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6.375 million which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75.0 million 13% Senior Exchange Notes (the

"Senior Exchange Notes") and $25.0 million 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of February 28, 2006, the outstanding principal consists of $46.0 million of Senior Exchange Notes and $14.7 million of Secured Notes.

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

  The Company and its operating subsidiaries, except President Broadwater Hotel, LLC and President New York, each continue in possession and use of their assets as debtors-in-possession. The Company and its operating subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated.

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

  The consummation of a plan of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings in the Missouri Bankruptcy Court. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company, including setting forth the potential distributions on account of such claims and interests, if any. Confirmation of a Plan is subject to certain statutory findings by the Missouri Bankruptcy Court. Before a Plan may be distributed for balloting the Court must approve a Disclosure Statement by determining that the Disclosure Statement adequately describes the Plan. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors whose rights or interests are impaired under the Plan. If any impaired class of creditors does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be confirmed by the Missouri Bankruptcy Court, or that any such Plan will be consummated.

  On April 15, 2005, the Company sold its Biloxi operations for approximately $82.0 million. On February 24, 2006, the Company entered into an agreement with Pinnacle Entertainment, Inc. for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. Consummation of the transaction was subject to, among other things, potential over-bid by third parties at an auction to be held under the Bankruptcy Code. The Company did not receive any qualified third party bids for its St. Louis operations and, accordingly, the auction was not held. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the purchase agreement with Pinnacle Entertainment, Inc. Final closing of the sale is contingent upon satisfaction of certain closing conditions, including licensing and approval of the buyer by the Missouri Gaming Commission. If a sale of the Company's St. Louis operations is consummated under the agreed upon terms, the Company would not have any current ongoing business operations. In the event that following such sale the Company's remaining assets are not sufficient to discharge its indebtedness and other liabilities and the Company or a third party is unable to confirm a plan for the reorganization of the Company, the Company may be forced to liquidate. At this time management is unable to predict with certainty whether a sale of its St. Louis operations will be consummated.

  On May 25, 2006, Mr. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as an officer and director of the Company's subsidiaries. Mr. Wirginis has informed the Company that he may seek the appointment of an equity holder's committee in the Company's bankruptcy proceedings. Mr. Wirginis has indicated that the equity holder's committee, consisting of Mr. Wirginis and other interested stockholders of the Company, would explore development of an alternative reorganization plan for the Company, including seeking financing arrangements with third parties which would permit the Company to refinance its existing indebtedness and emerge from its bankruptcy proceedings as an operating gaming company. The appointment of an equity holder's committee would be subject to approval by the Missouri Bankruptcy Court, and any such alternative reorganization plan for the Company proposed by the equity holder's committee would require confirmation of the Missouri Bankruptcy Court and the requisite vote of the Company's creditors and equity holders. The Company continues to proceed with the sale of its St. Louis gaming operations to Pinnacle Entertainment consistent with its obligations under the Purchase Agreement with Pinnacle Entertainment. The Company is unable at this time to predict with certainty whether Mr. Wirginis will seek appointment of an equity holder's committee or propose an alternative reorganization plan for the Company, or whether, if proposed, such an alternative reorganization plan would be confirmed by the Missouri Bankruptcy Court.

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

-- Biloxi Casino and Hotel Operations

  President Mississippi, Vegas, Vegas, Inc. ("Vegas, Vegas") and President Broadwater Hotel, LLC ("PBLLC") (collectively, the "Mississippi Affiliates") agreed, with the prior approval of the Missouri Bankruptcy Court, to sell substantially all of the real and personal property associated with the Company's Biloxi operations (the "Mississippi Properties") to Broadwater Development, LLP, a Mississippi limited liability partnership (or the assignee or designee thereof) for $82.0 million. In connection with the sale, a certain Sale and Purchase Agreement dated November 15, 2004 was executed by and among Broadwater Properties, LLC, as purchaser, and the Mississippi Affiliates, as sellers, as amended by an Amendment to Sale and Purchase Agreement dated as of November 29, 2004, assigned on or about January 13, 2005 by Broadwater Properties to Broadwater Development, LLP ("BDLLP", and together with any assignees or designees thereof, the "Mississippi Purchaser"), further modified by a certain Second Amendment to Sale and Purchase Agreement dated January 20, 2005 (as modified and amended, the "Mississippi Asset Sale Agreement"). The Mississippi Asset Sale Agreement further provided that the Mississippi Affiliates would retain certain excluded assets as therein defined (the "Mississippi Excluded Assets"), consisting primarily of cash in bank
accounts.   Pursuant to a separate Agreement Concerning Assignment dated March
30, 2005 ("Agreement Concerning Assignment") made by and between the Mississippi Affiliates, BDLLP and Silver Slipper Casino Venture, LLC, it was agreed, with the approval of the Bankruptcy Court, that the assets associated with the Company's Mississippi casino would be transferred at the closing of the transaction to Silver Slipper on certain terms and conditions therein stated.

  The sale of the Mississippi Properties closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for the Mississippi Affiliates that was jointly developed by the Company and its creditors AIG SunAmerica Inc. and

MacKay Shields LLC. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together with the proceeds from the liquidation of the Mississippi Excluded Assets, are being distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Notes (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. On June 7, 2005, the effective date of the Mississippi Plan of Liquidation, the Company paid $25.6 of indebtedness due to the Noteholders. Of this amount, $12.6 million was applied to principal, $12.6 million was applied to accrued interest and $0.4 million to accrued trustee and legal fees incurred by the Noteholders. Additionally, the Company redeemed $14.4 million of JECA's Class B membership interest in PBLLC. During August 2005, the Company made a second distribution from the proceeds consisting of $1.4 million to the Noteholders and $1.4 million redemption of JECA's Class B membership interest. During February 2006, the Company made a third distribution from the proceeds consisting of $350,000 to the Noteholders and $350,000 redemption of JECA's Class B membership interest.

  JECA has entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Executive Officer, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, former Vice President and former Chairman of the Board and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA would use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4.8 million, $4.8 million and $0.3 million, respectively, pursuant to the JECA Distribution Agreement were the proceeds sufficient to satisfy the Class B membership interest. On June 7, 2005, distributions of $3.5 million, $3.5 million and $0.2 million were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $14.4 million Class B membership interest redemption. During August 2005, additional distributions of $0.3 million, $0.3 million and $0.1 million were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $1.4 million Class B membership interest redemption. During February 2006, third distributions of $84,688, $84,688 and $11,250 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $350,000 Class B membership interest redemption.

  The Mississippi Plan of Liquidation established August 8, 2005 as the Administrative Bar Date, whereby each person or entity could file a claim arising on or after July 9, 2002 and before May 25, 2005 for President

Mississippi, or arising after July 11, 2002 and before May 25, 2005 for Vegas Vegas and Broadwater Hotel Inc. ("BHI.") The Company has attempted to notify its creditors that failure to file a claim against President Mississippi, Vegas Vegas and/or BHI would result in the claim being forever barred and discharged.

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

  On February 24, 2006, the Company entered into an agreement with Pinnacle Entertainment, Inc. for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. Consummation of the transaction was subject to, among other things, potential over-bid by third parties at an auction to be held under the Bankruptcy Code. The Company did not receive any qualified third party bids for its St. Louis operations and, accordingly, the auction was not held. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the purchase agreement with Pinnacle Entertainment, Inc. Final closing of the sale is contingent upon satisfaction of certain closing conditions, including licensing and approval of the buyer by the Missouri Gaming Commission. If a sale of the Company's St. Louis operations is consummated under the agreed upon terms, the Company would not have any current ongoing business operations. In the event that following such sale the Company's remaining assets are not sufficient to discharge its indebtedness and other liabilities and the Company or a third party is unable to confirm a plan for the reorganization of the Company, the Company may be forced to liquidate. At this time management is unable to predict with certainty whether a sale of its St. Louis operations will be consummated.

  On May 25, 2006, Mr. Terrence L. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as an officer and director of the Company's subsidiaries. Mr. Wirginis has informed the Company that he may seek the appointment of an equity holder's committee in the Company's bankruptcy proceedings. Mr. Wirginis has indicated that the equity holder's committee, consisting of Mr. Wirginis and other interested stockholders of the Company, would explore development of an alternative reorganization plan for the Company, including seeking financing arrangements with third parties which would permit the Company to refinance its existing indebtedness and emerge from its bankruptcy proceedings as an operating gaming company. The appointment of an equity holder's committee would be subject to approval by the Missouri Bankruptcy Court, and any such alternative reorganization plan for the Company proposed by the equity holder's committee would require confirmation of the Missouri Bankruptcy Court and the requisite vote of the Company's creditors and equity holders. The Company continues to proceed with the sale of its St. Louis gaming operations to Pinnacle Entertainment consistent with its obligations under the Purchase Agreement with Pinnacle Entertainment. The Company is unable at this time to predict with certainty whether Mr. Wirginis will seek appointment of an equity holder's committee or propose an alternative reorganization plan for the Company, or whether, if proposed, such an alternative reorganization plan would be confirmed by the Missouri Bankruptcy Court.

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

Discontinued Operations

Segments

  Prior to the Company's determination to sell the businesses discussed in the preceding section, management previously viewed its operations in three operating segments: Biloxi Operations, St. Louis Operations and, to a much lesser extent, Corporate Leasing Operations, each of which is discussed more fully below. Prior to the sale of the Company's Davenport properties in fiscal 2001, Davenport operations were considered to be a fourth operating segment. Revenues, results of operations and identifiable assets of each of the Company's discontinued operations can be found in Note 10 of the accompanying consolidated financial statements.

  --St. Louis, Missouri Operations

  In May 1994, the Missouri Gaming Commission licensed the Company to conduct dockside gaming operations on the Company-owned vessel, "Admiral," in St. Louis through its wholly-owned subsidiary, President Missouri. The Company's initial license was subsequently renewed and was last renewed in April 2006 for a period through May 2008.

  The "Admiral" is approximately 400 feet long, continuously docked north of the base of the Gateway Arch in Laclede's Landing, at a mooring site subleased by the Company from the City of St. Louis Port Commission (the "Port Commission").

  During July 1998, the Company and the City of St. Louis reached an agreement for the relocation of the "Admiral" approximately 1,000 feet north from its former location on the Mississippi River. The new location provides guests with improved valet service and better ingress/egress including improved access from major highways into St. Louis. This site is also less susceptible to the negative economic impact of high water than the previous mooring site.

  The aggregate cost to relocate the "Admiral" and construct ancillary facilities was approximately $8.7 million. Under the terms of the agreement, the City funded $3.0 million of the relocation costs, $2.4 million of which amount was financed through bank debt. The Company paid for the remaining $5.7 million of relocation costs. The Company guaranteed repayment of the bank debt if the City failed to pay the obligation. On August 2, 2004 the City paid the outstanding obligation and the Company's guarantee was concluded.

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

  --Leasing Operations

  The Company previously owned the M/V "President Casino-Mississippi" and the M/V "Surfside Princess." The M/V "President Casino-Mississippi" was formerly utilized at the Company's initial Biloxi operations. The M/V "Surfside Princess" was chartered to various third parties.

  The M/V "President Casino-Mississippi" and various equipment aboard collateralized a term note payable which was also personally guaranteed by Mr. Connelly. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the assets. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $0.5 million.

  The Company, President Mississippi, Mr. Connelly and the lender entered into an agreement whereby the Company would satisfy its obligations under the indebtedness, and related costs, for $0.8 million. Additionally, Mr. Connelly agreed to forego his rights and assignments. The terms are incorporated in the Mississippi Plan of Liquidation, which was confirmed May 27, 2005, and became effective on June 7, 2005. Subsequently, the Company paid the lender $0.8 million in satisfaction for its obligations. Pursuant to the terms of the agreement between the Company and other parties involved, the Company wrote down the outstanding obligation by $2.6 million during the fourth quarter of 2005.

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

Former Operations

  On October 10, 2000, the Company sold the assets of its former Davenport, Iowa casino and hotel operations for aggregate consideration of $58.2 million in cash. The Company recognized a gain of approximately $34.5 million on the transaction. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC Iowa"), which is the general partner of the 95% Company-owned operating partnership, The Connelly Group, LP ("TCG"). The Blackhawk Hotel operations in Davenport, which were also sold in the transaction, were managed by a wholly-owned subsidiary of the Company.

  On April 30, 2001, the Company executed an agreement to sell the assets of Gateway Riverboat Cruises, the Company's non-gaming cruise operations which provided dinner cruise, excursion and sightseeing on two riverboats on the Mississippi River. The transaction was consummated on July 17, 2001. The Company recognized a gain of $0.8 million on the sale of these assets.

Recent Developments

  Effective April 4, 2006, the Board of Directors of the Company removed John
E. Connelly as a director and as the Chairman and Chief Executive Officer of the Company as a result of Mr. Connelly no longer meeting the requirements of the Amended By-Laws and elected Terrence L. Wirginis as Vice President and Chairman of the Board and John S. Aylsworth as President, Chief Executive Officer and Chief Operating Officer. Effective May 25, 2006, Mr. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as an officer and director of the Company's subsidiaries. See "Item 9B. Other Information."

Marketing and Sales

  The Company targets its marketing efforts at middle income, recreational gaming customers. The Company relies on a mix of billboards, television, radio and print advertisements in both the local and regional markets to attain a high recognition level. The Company also has a preferred slot player program, together with electronic slot player tracking, a table player tracking and rating system, hosts, special events, direct mailing, telemarketing and other casino marketing techniques to identify, recognize and cultivate frequent and better casino customers. This effort is supported by direct marketing, a targeted trade advertising schedule and attendance at industry trade shows and sales gatherings. The Company also utilizes its web site at www.presidentcasino.com to enhance its marketing programs.

Regulatory Matters

  --Gaming Regulations

  General. The ownership and operation of gaming facilities are subject to extensive state and local regulation. The Company's former Biloxi gaming operations were regulated by the Mississippi Gaming Commission and its St. Louis gaming operations are regulated by the Missouri Gaming Commission. As a condition to obtaining and maintaining a gaming license, the Company must pay fees and taxes, observe stringent regulations on operations, submit and update comprehensive applications and submit detailed financial, operating and other reports to each such Commission. Each such Commission has broad powers to suspend or revoke licenses in which event operations would be terminated or suspended. In addition, substantially all of the Company's material transactions are subject to prior notice to review, and in some instances, approval by such Commission. Any person acquiring 5% or more of the Common Stock or equity securities of any publicly held gaming entity must be found suitable by the appropriate regulatory body.

  Various license fees and taxes are payable to the jurisdictions in which the Company conducts or conducted gaming operations. These taxes are calculated in various ways, and may be based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino and/or (iv) passenger counts. In addition, certain other fees may be imposed.

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

  The Company may be subject to substantial fines for each violation of a gaming law or regulation. In addition, a violation of a gaming law or regulation may subject a license to suspension or revocation. Limitation, conditioning or suspension of a gaming license could (and revocation of a gaming license would) materially adversely affect the financial position and results of operations of the Company.

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

  President Missouri must be licensed by the Missouri Commission in order to conduct its operations. Licenses issued by the Missouri Commission to conduct gaming operations are subject to two-year renewals and may not be transferred or pledged as collateral. In addition to the information required of the operator, the operator's directors, officers and other key persons (which include individuals and related companies designated by the Missouri Commission) must submit applications which include detailed personal and financial information and are subject to thorough investigations and licensing. Also, all gaming employees must obtain an occupational license issued by the Missouri Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Commission in the application. Applications filed with the Missouri Commission are continuously "pending" and any issue may be reopened at any time. The President Missouri license was last renewed in April 2006 for a period through May 2008.

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

  Employees

  As of February 28, 2006, the Company had approximately 610 employees.

  In April 1999, certain gaming, service and maintenance employees of President Missouri ratified a three-year collective bargaining agreement setting out wages, benefits and other terms and conditions of employment. The labor agreement was renegotiated and ratified on numerous occasions. The current labor agreement was renegotiated and ratified and was effective until October 2005. Management is currently in negotiations to ratify a new labor agreement. The labor agreement covers approximately 225 of the Company's approximately 600 St. Louis employees.

  Internet Access to Information

  The Company's Internet address is www.presidentcasino.com. The Company's Annual Report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K and any other documents filed with the Securities and Exchange Commission ("SEC") are available free of charge on the Company's website through a link with Edgar Archives Search. These materials may also be accessed directly through the SEC's website (www.sec.gov) or in the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

  Copies of other relevant information, such as press releases and announcements regarding the Company, and links to other websites providing information about the Company can also be accessed on the Company's website.

Item 1A.  Risk Factors

  In evaluating our company, careful consideration should be given to the risk factors set forth below, as well as the other information set forth in this Annual Report on Form 10-K. Although these risk factors are many, these factors should not be regarded as constituting the only risks present in connection with the business. Each of these risk factors could adversely affect our business, operating results and/or financial condition. In addition to the following disclosures, please refer to the other information contained in this report including the consolidated financial statements and the related notes.

  We filed for reorganization under Chapter 11 of the Bankruptcy Code and are subject to the risks and uncertainties associated with Chapter 11 proceedings. For the duration of our Chapter 11 proceedings, our operations, including our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings are outlined under "Item 1. Business - Substantial Indebtedness; Bankruptcy Proceedings" in this Annual Report on Form 10-K, and include the following:

   o  our ability to obtain additional financing;

   o the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

   o our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

   o our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

   o our ability to obtain and maintain normal terms with vendors and service providers;

   o  our ability to maintain contracts; and

   o risks associated with third parties seeking and obtaining court orders to convert the cases to Chapter 7 cases.

  These risks and uncertainties could affect our business and operations in various ways. Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about our ability to continue as a going concern.

  We may be unable to complete the proposed sale of our St. Louis operations and, if completed the sale proceeds may not be sufficient to satisfy our debt obligations. On February 24, 2006, we entered into a Riverboat Casino Sale and Purchase Agreement with Pinnacle Entertainment, Inc. for the sale of our St. Louis operations, which comprise substantially all of our remaining assets. Under the terms of this purchase agreement, all of the outstanding capital stock of President Missouri will be sold for approximately $31.5 million, subject to working capital adjustments. The purchase agreement has been submitted to the Missouri Bankruptcy Court for approval. Final closing of the sale to Pinnacle is contingent upon satisfaction of various closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission. There can be no assurance that these closing conditions can be satisfied, or that the transaction will be completed on the terms set forth in the purchase agreement.

  We intend to complete the sale under the agreement with Pinnacle as soon as practicable after the conditions have been fulfilled. If a superior offer is not received, the anticipated sale proceeds from the transaction with Pinnacle may not be sufficient to pay our outstanding debt obligations and other liabilities in full. The proceeds of the sale to Pinnacle will be held for the ultimate benefit of our creditors as provided by order of the Bankruptcy Court.

  Gaming companies are subject to extensive regulation. Failure to comply with such regulations may have a material adverse effect on our operations.
We face extensive federal, state and local regulation of our ownership and operation of gaming facility, including regulation by the Missouri Gaming Commission. The Missouri Gaming Commission may, among other things, limit, condition, suspend or revoke our gaming authorization. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. To date, we believe we have obtained all governmental licenses, qualifications, registrations, permits and approvals necessary for the operation of our gaming facilities. However, there can be no assurance that we can obtain any new licenses, qualifications, registrations, permits or approvals that may be required in the future or that existing ones will not be suspended or revoked. From time to time, legislators and special interest groups have proposed legislation that would restrict or prevent gaming operations. Any new restriction on or prohibition of our gaming operations could force us to curtail operations and incur significant losses.

  Adverse economic conditions could have a negative effect on our business. Our business involves leisure and entertainment, and accordingly our gaming revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. A recession or downturn in the general economy or in our market area could result in fewer customers visiting our property, which would adversely affect our results of operations.

  Inclement weather and other conditions could seriously disrupt our business, financial condition and results of operations. Our St. Louis operations are subject to risks in addition to those associated with land-based casinos, including flood or other severe weather. Our operating results have in the past been negatively affected by the effects of floods and adverse weather conditions, and we have temporarily suspended operations on various occasions as a result of such adversities. Under less severe conditions, high river levels in St. Louis cause reduced parking and a general public perception of diminished access to the casino resulting in decreased revenues. Reduced patronage and the suspension or loss of our gaming operations for any period of time could adversely affect our results of operations.

  We operate in a highly competitive market. The St. Louis market area in which we operate is highly competitive. There are presently four other casino companies operating five casinos in the market area, many of which have significantly greater name recognition and financial and marketing resources, which may put us at a competitive disadvantage. Two of these are Illinois casino companies operating single casino vessels docked on the Mississippi River, one across the Mississippi River from the "Admiral" and the second 20 miles upriver. There are two Missouri casino companies, each of which operates casino vessels approximately 20 miles west of St. Louis on the Missouri River. One company operates two casinos in Maryland Heights, Missouri and the other company operates one casino in the City of St. Charles, Missouri. The Missouri Gaming Commission has announced that it would consider licensing additional casinos in the St. Louis market. In September 2003, the City of St. Louis and St. Louis County, which are separate political and geographic subdivisions, announced that they were both issuing requests for proposals for a new casino in each jurisdiction. A project proposed by Pinnacle Entertainment, Inc. was selected and approved by the City of St. Louis as its recommendation before the Missouri Gaming Commission. Its proposal includes a casino two blocks from the "Admiral."

  The St. Louis County Council approved a separate Pinnacle Entertainment, Inc. project in Lemay, Missouri. On September 1, 2004, the Missouri Gaming Commission approved Pinnacle Entertainment, Inc. for formal license investigations for both the St. Louis City and St. Louis County projects.
Each of the proposals submitted requires significant construction of new infrastructure for the casino and entertainment complexes. Pending construction and gaming license approval, it is anticipated that the City of St. Louis casino development will open in 2007. Our management believes that the licensing of a new casino or casinos in metropolitan St. Louis will have a material adverse effect on our financial condition and results of operations.

  We are subject to litigation which, if adversely determined, could cause us to incur substantial losses. We are, from time to time, during the normal course of operating our businesses, subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses. We are currently involved in litigation regarding certain parking facilities used in our St. Louis operations. We believe that a sustained loss of use of parking facilities will have a significant negative impact on revenue and a material adverse effect on the financial condition and results of operations. For discussion regarding a dispute with respect to these proceedings and other litigation in which we are involved, see "Item 3. Legal Proceedings. Litigation."

Item 1B.  Unresolved Staff Comments.

  None.

Item 2.  Properties.

  The Company's principal executive offices are located in an approximately 36,000 square foot building partially leased by the Company. The Company leases approximately 1,400 square feet for its principal executive offices. The Company's mailing address is 1000 North Leonor K. Sullivan Boulevard, St. Louis, Missouri 63102 and telephone number is (314) 622-3000. Information about the Company's casino operations locations appears under "Discontinued Operations - Segments" in Item 1 of this report and is incorporated by reference herein.

Item 3.  Legal Proceedings.

Pending Bankruptcy Proceedings

  For information regarding the Company's bankruptcy proceedings, see the
disclosures under "Item 1.  Business   Substantial Indebtedness; Bankruptcy
Proceedings."

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

  The Company's St. Louis patrons have, since the "Admiral" was moved north from its original location, almost exclusively used a public parking lot immediately in front of the entrance to the "Admiral," known as the Cherrick Lot. The Company had a validation agreement with the operator of the Cherrick Lot to accept $1.25 (later raised to $1.50) for use by "Admiral" patrons of the Cherrick Lot. On September 10, 2004, the City of St. Louis commenced an action seeking to condemn the Cherrick Lot for use by Pinnacle which is developing a large gaming and hotel complex approximately one block away from the Cherrick Lot. At the time the condemnation was commenced, Columbia Sussex had an option to purchase the Cherrick Lot for $5.0 million. On October 26, 2004, Columbia Sussex exercised its option and purchased the Cherrick Lot. On November 4, 2005, the Creditors Committee and the Company filed a Verified Complaint for Declaratory Judgment and for Injunctive Relief in the Company's bankruptcy proceedings pending in the Missouri Bankruptcy Court. On November 10, 2005, the Court granted the request and enjoined the condemnation action until January 9, 2006. In connection with the pending sale of the Company's St. Louis operations, Pinnacle, the Company and President Missouri entered into a letter agreement relating to the Cherrick Lot. Pinnacle currently holds an option to purchase the Cherrick Lot if it is taken in the condemnation proceeding. Pursuant to the letter agreement, the parties agreed that if the Cherrick Lot is condemned, Pinnacle shall exercise its option to purchase the Cherrick Lot, provided the aggregate price required to be paid as compensation for the Cherrick Lot does not exceed $5.0 million. If Pinnacle purchases the Cherrick Lot, whether pursuant to its option or otherwise, Pinnacle shall permit patrons of President Missouri the right to park on the Cherrick Lot for a validation fee not exceeding one dollar and fifty cents per day for each vehicle, which arrangement shall extend for a term ending on the earlier of (a) the date on which Pinnacle opens its new casino project on Laclede's Landing, or (b) December 31, 2008. In consideration for Pinnacle's obligations under the letter agreement, the Company's complaint against the City of St. Louis has been dismissed and the injunction has been dissolved.

  On January 12, 2006, the Company filed a verified Complaint for Damages and Injunctive Relief in the Missouri Bankruptcy Court, where its bankruptcy is pending. The suit named both the Company and President Riverboat Casino-Missouri, Inc. as plaintiffs and named Columbia Sussex, Inc. and Wimar Tahoe Corporation as defendants. The Company alleged breach of contract by Columbia Sussex because it took actions that could reasonably be expected to impede or delay licensure by the Missouri Gaming Commission and it failed to use all commercially reasonable efforts to obtain licensure from Missouri Gaming Commission. The Company also alleged a prima facie tort in that Columbia Sussex had unilaterally raised validation rates for the Cherrick Lot used by the Company for its patrons and with the intent to cause injury to the Company. The Company seeks damages for the injury inflicted and an injunction to prevent Columbia Sussex from raising the validation fee above the $1.50 per "Admiral" patron vehicle charged immediately prior to the increase in fees. The Company also seeks injunctive relief requesting that Columbia Sussex be enjoined from blocking access to the parking lot to the Company's patrons, from raising the validation fee above $1.50 per patron vehicle and to prevent any subsequent action designed to unreasonably curtail access for "Admiral" patrons parking on the Cherrick Lot.

  On February 16, 2006, the Missouri Bankruptcy Court issued a preliminary injunction prohibiting Columbia Sussex from charging more than $1.50 per patron vehicle for validated parking for casino patrons. The preliminary injunction will remain in effect until a trial on the merits unless the injunction is modified by the Court prior to trial. As security for the preliminary injunction, the Company was required to put up a $525,000 bond.
It is anticipated that in September 2006 the parties will ask the Court to set a scheduling conference to determine, among other things, when a trial will be scheduled. On May 23, 2006, Columbia Sussex filed a motion with the Missouri Bankruptcy Court seeking an increase to the preliminary injunction by $417,000 immediately and by the sum of $78,000 per week for every additional week that the injunction remains in place, or in the alternative, that the Company post a total bond of $4.5 million. The motion is scheduled for a hearing June 13, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                                    PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  The Company's Common Stock trades on the OTC Bulletin Board under the symbol "PREZQ.OB." The following table sets forth, for the fiscal quarters indicated, the high and low sale or bid prices for the Common Stock, as reported by the OTC Bulletin Board:

                                                High       Low
                                               ------     -----

            Fiscal 2006
              First Quarter................   $ 0.28      $ 0.15
              Second Quarter...............   $ 0.30      $ 0.25
              Third Quarter................   $ 0.80      $ 0.23
              Fourth Quarter...............   $ 0.23      $ 0.08


            Fiscal 2005
              First Quarter................   $ 0.20      $ 0.07
              Second Quarter...............   $ 0.14      $ 0.09
              Third Quarter................   $ 0.40      $ 0.10
              Fourth Quarter...............   $ 0.30      $ 0.15



  The market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Bid quotations are derived from Commodity Systems, Inc. through Yahoo.com Historical Quotes.

  On May 26, 2006, there were approximately 1,079 holders of record of the Company's Common Stock.

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

                                                        Years Ended February 28/29,
                                              2006       2005       2004       2003       2002
                                             ------     ------     ------     ------     ------
                                                     (in thousands, except share data)

Consolidated Statement of Operations Data:

Total operating revenues (1)..............  $    --    $     --   $    --    $    --    $    --

Operating loss............................  $ (2,611)  $ (2,644)  $ (2,904)  $ (3,248)  $ (4,506)

Loss from continuing operations...........  $ (3,649)  $ (5,742)  $ (4,535)  $ (8,580)  $(15,493)

Income (loss) from discontinued
  operations (1)..........................  $ 37,990   $ 15,934   $  1,800   $   (499)  $ (5,255)

Net income (loss).........................  $ 34,341   $ 10,192   $ (2,735)  $ (9,079)  $(20,748)

Basic and diluted net loss per share
 from continuing operations...............   $ (0.72)   $ (1.14)   $ (0.90)   $ (1.70)   $ (3.08)
Basic and diluted net income (loss) per
  share from discontinued operations......   $  7.54    $  3.17    $  0.36    $ (0.10)   $ (1.04)
                                             --------   --------   --------   --------   --------
Basic and diluted net income
 (loss) per share.........................   $  6.82    $  2.03    $ (0.54)   $ (1.80)   $ (4.12)
                                             ========   ========   ========   ========   ========

Consolidated Balance Sheet Data:

Cash and cash equivalents.................  $ 28,077   $ 20,706    $ 18,362  $ 11,720   $  5,710
Restricted cash, cash equivalents
  and short-term investments..............       --       2,584       2,672     5,404      7,717
Assets of discontinued operations (1).....    38,511     93,237      95,568   102,734    106,752
Total assets..............................    66,760    116,705     116,818   120,834    120,450
Current liabilities.......................     7,728     47,992      14,096    58,429    145,237
Long-term debt............................       --         --       45,429       --         --
Minority interest (2).....................     3,531     19,020      17,653       679     15,102
Liabilities subject to compromise.........    63,317     91,850      91,989   111,340        646
Stockholders' deficit.....................    (7,816)   (42,157)    (52,349)  (40,614)   (40,535)

(1) On April 15, 2005, the Biloxi operations were sold for approximately $82,000 pursuant to an auction and sale approved by the United States Bankruptcy Court for the Eastern District of Missouri.

     On February 24, 2006, the Company, President Missouri, and Pinnacle Entertainment, Inc. ("Pinnacle") entered into a Riverboat Casino Sale and Purchase Agreement (the "Purchase Agreement"). Under the terms of this Purchase Agreement all of the outstanding capital stock of President Missouri will be sold for approximately $31,500, subject to working capital adjustments. The Purchase Agreement has been submitted to the Missouri Bankruptcy Court for approval. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission.

     The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel was foreclosed on by the lender which held a Preferred First Fleet Mortgage collateralizing debt owed to them. Management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in impairments of long-lived assets of $288, $1,167 and $7,068, respectively, during fiscal years 2004, 2003 and 2002, on the two casino vessels accounted for in the leasing segment.

     In accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," the St. Louis and Biloxi operations and leasing segment are accounted for as discontinued operations. The results for fiscal 2002, 2003 and 2004 have been revised to reflect these reclassifications.

(2)  As of February 28, 2003, $15,669 of minority interest related to
     J. Edward Connelly Associates, Inc.'s Class B Unit of PBLLC was classified as liabilities subject to comprise.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion, which covers fiscal years 2004 through 2006, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

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

  The Company entered into agreements to sell its St. Louis, Missouri and Biloxi, Mississippi gaming operations. The agreement to sell the Biloxi operations was consummated on April 15, 2005. At this time management is unable to predict when or where the sale of St. Louis operations will be completed.

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

  On April 15, 2005, the Company sold the assets of its Biloxi, Mississippi operations for aggregate consideration of $82.0 million in cash, subject to certain post-closing adjustments. The sale was pursuant to an auction and sale process approved by the Missouri Bankruptcy Court. From the proceeds, the Company paid $37.1 million to the lender of the PBLLC debt to satisfy the outstanding principal and interest obligations in full. The Company paid the Noteholders and their assignees $27.3 million to partially satisfy its obligation and redeemed $16.1 million of Mr. Connelly's Class B membership interest.

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

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex Corporation, Inc. was the winning over-bidder for the purchase of all of the President Missouri's outstanding stock for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of the Company to Columbia Sussex. The closing of the transaction was contingent upon approval by the Missouri Gaming Commission and other closing conditions. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission.

  On February 24, 2006, the Company entered into an agreement with Pinnacle Entertainment, Inc. for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. The agreement has been submitted to the Missouri Bankruptcy Court for approval. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission.

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

  The proceeds from the sale of the St. Louis operations to Pinnacle under the current Sale and Purchase Agreement will not provide sufficient funds to discharge the Company's indebtedness. In the event a competing sale agreement is consummated and proceeds are sufficient to discharge the Company's indebtedness, the Board of Directors will determine whether to liquidate the Company or engage in further business activities, including activities other than gaming. At this time it is not possible to predict whether the sale of the St. Louis operations will be consummated or whether the Company will liquidate or continue business operations in some form.

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

  As a result of the sale of the Biloxi operations in April 2005 and the pending sale agreement for the St. Louis operations discussed above, the results of operations for these segments are classified in discontinued operations.

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

  --Regulatory Matters

  The Company's Missouri gaming license was renewed in April 2006 for a period through May 2008. Missouri regulations limit the loss per "simulated" cruise per passenger by limiting the amount of chips or tokens a guest may purchase during each two-hour gaming session to $500 (the "loss limit"). The company in Maryland Heights, Missouri that operates adjacent casinos is able to offer guests who reach the two-hour loss limit the ability to move to the adjacent casino and continue to play. The lack of a statutory loss limit on Illinois casinos allows them to attract higher stake players. Additionally, their guests are not burdened with the administrative requirements related to the loss limits, which includes the presentation of government issued identification. Any easing of the loss limits in Missouri would be expected to have a positive impact on the Company's St. Louis operations.

  --Economic Environment

  The Company's business involves leisure and entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that the Company's demographic markets suffer adverse economic conditions, the Company's revenues may be materially adversely affected.

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

  --St. Louis Parking Matters

  Management believes that a sustained loss of use of certain parking facilities in St. Louis will have a significant negative impact on revenue and a material adverse effect on the Company's financial condition and results of operations. For discussion regarding a dispute with respect to use of certain parking facilities see "Note 12. Commitments and Contingent Liabilities."

Results of Operations

  The results of continuing operations for the years ended February 28, 2006, February 28, 2005 and February 29, 2004 include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) are classified as discontinued operations as a result of the sale of the assets in April 2005. The planned sale of the St. Louis casino requires the Company to classify the St. Louis operations in discontinued operations. Also included in discontinued operations are the Company's former leasing operations.

  The following table highlights the results of the Company's operations during the periods presented.

                                               Twelve Months Ended February 28/29,
                                                  2006        2005        2004
                                                 ------      ------      ------
                                                         (in millions)


             Continuing Operations:

             Corporate Administration
               operating loss                    $ (2.6)     $ (2.6)      $ (2.9)

             Discontinued Operations:

             St. Louis, Missouri Operations
               Operating revenues                  67.3        69.8         70.8
               Operating income                    10.2         7.9          5.7

             Biloxi, Mississippi Operations
               Operating revenues                   5.6        43.2         48.5
               Operating income                     0.6         1.2          3.0

             Leasing Operations
               Operating income (loss)              0.1        (0.1)        (1.6)

             St. Louis operating margin            15.1%       11.3%         8.0%


  The following table highlights cash flows of the Company's operations.

                                              Twelve Months Ended February 28/29,
                                                  2006        2005        2004
                                                 ------      ------      ------
                                                         (in millions)

             Cash provided by (used in)
               operating activities             $(10.1)      $  6.4      $  7.8
             Cash provided by (used in)
               investing activities               83.9          2.3        (2.4)
             Cash used in
               financing activities              (67.8)        (6.4)       (3.6)
             Cash paid for interest               13.6          2.9         3.0

Fiscal 2006 Compared to Fiscal 2005

  Operating revenues from continuing operations. As of February 28, 2006, the Company had sold its Biloxi operations and was negotiating a new agreement for the sale of its St. Louis operations. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $2.6 million for fiscal 2006 and fiscal 2005.

  Operating income. As a result of the foregoing items, the Company had an operating loss of $2.6 million during both fiscal 2006 and fiscal 2005.

  Reorganization items. The Company incurred reorganization items of $0.7 million during the year ended February 28, 2006, compared to $1.7 million during the year ended February 28, 2005. Reorganization expense is largely attributable to legal fees associated with the Company's bankruptcy proceedings. The decrease in reorganization costs is a result of more costs being attributable to discontinued operations rather than corporate administration.

  Minority interest expense. The Company incurred $0.6 million in minority interest expense during the year ended February 28, 2006, compared to $1.4 million during the year ended February 28, 2005. During both periods the minority interest arose from Mr. Connelly's Class B Unit of the Broadwater Property. The decrease is the result of the Company redeeming $16.1 million of the Class B Unit in fiscal 2006.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $3.6 during fiscal year 2006 compared to a net loss from continuing operations of $5.7 million during fiscal year 2005.

  Discontinued operations. Discontinued operations consist of the Company's St. Louis segment, Biloxi segment and the former vessel leasing segment.

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

  On February 24, 2006, the Company entered into an agreement with Pinnacle Entertainment, Inc. for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. The agreement has been submitted to the Missouri Bankruptcy Court for approval. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission.

  The Company's St. Louis operating segment had operating income of $10.2 million, consisting of revenues of $67.3 million and operating expenses of $57.1 million, during the year ended February 28, 2006, compared to operating income of $7.9 million, consisting of revenues of $69.8 million and operating expenses of $61.9 million, during the year ended February 28, 2005. Net revenues decreased $2.5 million primarily as a result of the competitive environment. Operating expenses, other than depreciation, decreased $4.8 million. The decrease is primarily the result of a decrease in payroll and benefits and admissions taxes due to a decrease in volume, and decreased gaming taxes as a result of a decrease in revenue. Depreciation expense decreased $3.4 million as a result of ceasing to depreciate assets in November 2004, in accordance with SFAS 144. The St. Louis segment had net income of $10.1 million for the year ended February 28, 2006, compared to net income of $7.1 million for the year ended February 28, 2005.

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

  The Company's Biloxi operating segment had operating income of $0.6 million, consisting of revenues of $5.6 million and operating expenses of $5.0 million during the year ended February 28, 2006, compared to operating income of $1.2 million, consisting of revenues of $43.2 million and operating expenses of
$42.0 million during the year ended February 28, 2005.   Depreciation expense
decreased $1.5 million as a result of ceasing to depreciate assets in December 2004, in accordance with SFAS 144, effective with the Bankruptcy Court's approval of the sale agreement. The Biloxi segment had net income of $27.7 million for the year ended February 28, 2006, compared to net income of $6.4 million for the year ended February 28, 2005. Included in fiscal year 2006 net income is a $27.5 million gain resulting from the sale of the Biloxi assets. Included in fiscal year 2005 net income is a $2.4 million gain resulting from the write down of the PBLLC debt to net realizable value due to the Court approved Mississippi Plan of Liquidation. As a result of the sale of the Company's Biloxi operations on April 15, 2005, and the gain that resulted from the transaction, the Company recorded a reduction of the income tax valuation allowance resulting in a $5.7 million tax benefit during fiscal year 2005.

  Leasing segment. The leasing segment was operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. On June 11, 2003, as a result of the Company's default on the debt that the second vessel collateralized, the United States Marshall's office served a warrant on the "President Riverboat Casino-Mississippi." On April 7, 2004, the vessel was auctioned.

  The Company had net income of $0.1 million during the year ended February 28, 2006 as the result of selling gaming chips which were purchased in 1998 in conjunction with pursuing a gaming license in New York City. The Company had net income of $2.5 million, including a gain of $2.6 million on restructuring debt, from the leasing segment during the year ended February 28, 2005. On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing President Riverboat Casino-New York, Inc.'s Chapter 11 bankruptcy case.

  Net income. The Company generated net income of $34.4 million during the year ended February 28, 2006, compared to net income of $10.2 million during the year ended February 28, 2005.

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

  St. Louis segment. On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. On February 24, 2006, the Company entered into an agreement with Pinnacle Entertainment, Inc. for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. The agreement has been submitted to the Missouri Bankruptcy Court for approval. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission.

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

  Leasing segment. The leasing segment was operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. On June 11, 2003, as a result of the Company's default on the debt that the second vessel collateralized, the United States Marshall's office served a warrant on the "President Riverboat Casino-Mississippi." On April 7, 2004, the vessel was auctioned and the lender offered the highest bid.

  The Company had net income of $2.5 million, including a gain of $2.6 million on restructuring debt, from the leasing segment during the year ended February 28, 2005, compared to a net loss of $2.4 million during the year ended February 29, 2004. On October 17, 2003, the Mississippi Bankruptcy Court issued an order dismissing President Riverboat Casino-New York, Inc.'s Chapter 11 bankruptcy case. As a result of the segment no longer operating under the protection of Chapter 11, the Company accrued certain contractual obligations under the terms of the debt agreement collateralized by the M/V "President Riverboat Casino-Mississippi." Such amounts consist of $0.7 million of default interest arising since the inception of the bankruptcy filing, $0.5 million in contractual legal fees and $0.1 million in penalties.

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

  Net income/loss. The Company generated net income of $10.2 million during the year ended February 28, 2005, compared to a net loss of $2.7 million during the year ended February 28, 2004.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets.

  As discussed above, the Company and its operating subsidiaries, with the exception of PBLLC and President Riverboat Casino-New York, Inc., are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will continue to incur significant professional fees and other reorganization costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy, management believes that its liquidity and capital resources will be sufficient to maintain its St. Louis operations at current levels until the sale of the property. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its St. Louis operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of February 28, 2006, principal due on the Senior and Secured Notes was $46.0 million and $14.7 million, respectively.

  The Company's St. Louis operations require approximately $4.0 million to fund daily operations. As of February 28, 2006, the St. Louis operations had $28.1 million of non-restricted cash. The Company also had $3.0 million of non-restricted cash included in discontinued operations.

  The Company is heavily dependent on cash generated from operations to continue to operate as planned and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  The Company used $10.1 million of cash from operating activities during the year ended February 28, 2006, compared to generating $6.4 million for the year ended February 28, 2005. The primary decrease in cash from operating activities was the payment of $12.6 million in interest to the Noteholders during fiscal year 2006.

  Investing activities of the Company generated $83.9 million of cash during the year ended February 28, 2006 compared to generating $2.3 million during fiscal 2005. During the year ended February 28, 2006, the Company received proceeds from the sale of the Biloxi assets of $82.0 million and from the sale of the St. Louis office building of $1.7 million. During the year ended February 28, 2005, the Company received proceeds from the sale of the Broadwater Tower of $6.5 million.

  Financing activities of the Company used $67.8 million of cash during the year ended February 28, 2006, compared to $6.4 million during the year ended February 28, 2005. During the year ended February 28, 2006, the Company used proceeds from the sale of the Biloxi assets to pay the debt obligation of PBLLC in the amount of $36.6 million and to partially pay the Noteholders $14.3 million principal. Additionally, during the year ended February 28, 2006, the Company redeemed minority interest of $16.1 million for the Class B Unit in PBLLC. During the year ended February 28, 2005, the Company used proceeds from the sale the Broadwater Tower to partially pay PBLLC's debt obligation.

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas, Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors AIG SunAmerica Inc. and MacKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became final on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Affiliates, following adjustments required under the Mississippi Asset Sale Agreement, have been allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and

Secured Notes and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. During the year ended February 28, 2006, the Company paid $27.4 million of indebtedness to the Noteholders and redeemed $16.1 million of JECA's Class B membership interest in PBLLC.

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

  The Company defaulted under the terms of its "M/V "President Casino-Mississippi" note. The M/V "President Casino-Mississippi" is the vessel previously operated as a casino in Biloxi and Davenport. The vessel and various equipment aboard the M/V "President Casino-Mississippi" collateralized a term note payable which was also personally guaranteed by Mr. Connelly. The Company continued to make the quarterly principal and interest payments on the note prior to the Company's bankruptcy filing. Under the terms of the note agreement, $2.1 million principal became due and payable in August 2002 together with interest and costs (the "Note"). In November 2002, the lender brought an action against Mr. Connelly for breach of contract under his personal guarantee. In December 2003, Mr. Connelly satisfied his personal guarantee paying the lender $1.2 million. In January 2003, the Mississippi Bankruptcy Court granted a motion to relieve the lender from the automatic stay in order to enforce its rights under the Preferred Fleet Ship Mortgage, including but not limited to the right of the lender to seize and sell the vessel. In May 2003, the lender filed a motion with the United States District Court for the Southern District of Illinois for an order directing the Clerk of Court to issue a warrant for the arrest of the M/V "President Casino-Mississippi" pursuant to rules of admiralty and maritime claims. On May 20, 2003, the Court executed the warrant, which allowed the vessel to be seized and sold. On April 7, 2004, the vessel was auctioned and the lender offered the highest bid of $0.5 million.

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

Critical Accounting Policies

  --Significant Accounting Policies and Estimates

  The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of the Company's accounting policies, including the determination of the allowance for doubtful accounts receivable, the estimated useful lives assigned to property and equipment, asset impairment, insurance reserves and player point liability require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management's judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from the Company's estimates. To provide an understanding of the methodology applied, significant accounting policies and basis of presentation are discussed where appropriate in this discussion and analysis and in the notes of the consolidated financial statements.

  The carrying values of the Company's long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. If it is determined that an impairment loss has occurred, then an impairment loss is recognized in the statement of operations. The resulting impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, estimated using quoted market prices, if available, or other acceptable valuation methodologies, including discounted cash flows or comparable sales.

Recently Issued Accounting Standards

  On March 30, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). Per FASB's press release, FIN 47 will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets.

  FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

  FIN 47 is effective no later than the end of fiscal years ending after

December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Adoption of this Interpretation has not had an impact on the Company's results of operations.

  In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. Historically, the Company has elected to follow the guidance of APB 25 which allowed the Company to use the intrinsic value method of accounting to value its share-based payment transactions with employees. Based on this method, the Company did not recognize compensation expense in its consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. The provisions of SFAS 123R are required to be adopted by the Company beginning March 1, 2006. The Company does not expect adoption of this standard to have a material impact, if any, on the Company's results of operations and such impact is contingent upon the number of future options granted, the selected transition method and the selection between acceptable valuation methodologies for valuing options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  As of February 28, 2006, the Company had $60.7 million of debt that bears contractual interest at fixed rates and is classified as liabilities subject to compromise. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

  As of February 28, 2006, the Company is obligated to pay under the Class B Unit of Mr. Connelly in PBLLC a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of February 28, 2006, the minority interest on the balance sheet is comprised of $3.5 million, related to its obligation to redeem the Class B Unit. On June 7, 2005, August 25, 2005 and February 15, 2006, the Company redeemed $14.4 million, $1.4 million and $0.4 of the Class B Unit, respectively. As of February 28, 2006, the interest rate applicable to the Class B Unit carried a variable rate of 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of February 28, 2006, would not significantly increase the Company's annual contractual interest costs.

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

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure.

  Not applicable.

Item 9A.  Controls and Procedures.

  As of February 28, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of February 28, 2006 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

  There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

  On May 25, 2006, Mr. Terrence L. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as an officer and director of the Company's subsidiaries. Mr. Wirginis has informed the Company that he may seek the appointment of an equity holder's committee in the Company's bankruptcy proceedings. Mr. Wirginis has indicated that the equity holder's committee, consisting of Mr. Wirginis and other interested stockholders of the Company, would explore development of an alternative reorganization plan for the Company, including seeking financing arrangements with third parties which would permit the Company to refinance its existing indebtedness and emerge from its bankruptcy proceedings as an operating gaming company. The appointment of an equity holder's committee would be subject to approval by the Missouri Bankruptcy Court, and any such alternative reorganization plan for the Company proposed by the equity holder's committee would require confirmation of the Missouri Bankruptcy Court and the requisite vote of the Company's creditors and equity holders. The Company continues to proceed with the sale of its St. Louis gaming operations to Pinnacle Entertainment consistent with its obligations under the Purchase Agreement with Pinnacle Entertainment. The Company is unable at this time to predict with certainty whether Mr. Wirginis will seek appointment of an equity holder's committee or propose an alternative reorganization plan for the Company, or whether, if proposed, such an alternative reorganization plan would be confirmed by the Missouri Bankruptcy Court.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant.

  As of the date hereof, the directors and executive officers of the Company, together with certain information about them, are set forth below.

         Name           Age    Director Since    Positions with the Company
         ----           ---    --------------    --------------------------
   John S. Aylsworth     55        1995          President, Chief Executive
                                                 Officer, Chief Operating
                                                   Officer and Director
                                                   (Class III)
   Ralph J. Vaclavik     51         --           Senior Vice President and
                                                   Chief Financial Officer
   Karl G. Andren        59        1993          Director (Class I)
   Royal P. Walker, Jr.  46        1996          Director (Class I)

  The Company has a classified Board of Directors consisting of three classes. At each annual meeting of stockholders, the bylaws provide that directors are elected for a term of three years to succeed those directors whose terms are expiring. No annual meeting of stockholders has been held since August 2001 and none is scheduled for 2006. Each director will continue in office until his successor is duly elected and qualified.

  Mr. Aylsworth became Chief Executive Officer effective April 4, 2006. Mr. Aylsworth serves as President and Chief Operating Officer since July 1997, and a director of the Company since July 1995. Mr. Aylsworth served as Executive Vice President and Chief Operating Officer of the Company from March 1995 to July 1997. Prior to joining the Company, Mr. Aylsworth served as an executive officer for Davis Companies, located in Los Angeles, California. From January 1992 through October 1994, Mr. Aylsworth was Chief Executive Officer of The Sports Club Company, a company which operates premier health and fitness facilities in Los Angeles and Irvine, California.

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

  The Company's board of directors has a standing Audit Committee which is comprised of non-employee directors. Messrs. Andren and Walker comprise the

Audit Committee. The Audit Committee acts pursuant to a written charter. The Audit Committee met telephonically four times during fiscal 2006. Each member of the Company's Audit Committee meets the independence requirement of the Securities Exchange Act of 1934, as amended, and is financially literate, knowledgeable and qualified to review financial statements. The Audit Committee does not have a financial expert designated by the board of directors. Messrs. Andren and Walker, who are the sole independent board members, are not financial experts by definition of Regulation S-K. Due to the bankruptcy proceedings and financial uncertainties of the Company, it has not been possible to recruit additional independent board members.

  The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A copy of the Code of Ethics is available from the Company at no charge.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. The Company has designated an officer who is available to the Company's Reporting Persons to assist them in filing the required reports. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended February 28, 2006 all Section 16(a) filing requirements applicable to the Reporting Persons were complied with.

Item 11.  Executive Compensation.

  The following table sets forth certain information with respect to compensation paid by the Company during the three fiscal years ended February 28, 2006 and February 28, 2005 and February 29, 2004, respectively, to each of the named executive officers of the Company.

                                    SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                        Annual Compensation     Compensation
                                        --------------------    ------------
                                                                 Securities          All
                                Fiscal                           Underlying         Other
Name and Principal Position      Year     Salary      Bonus     Options/SARs     Compensation (1)
---------------------------     ------    ------      -----     ------------     ----------------

John E. Connelly                 2006    $200,000    $    --          --            $ 4,000
Former Chairman of the Board     2005     200,000         --          --              4,090
and Chief Executive Officer (2)  2004     200,000         --          --              4,000

John S. Aylsworth                2006    $450,000    $ 42,188         --            $ 4,135
President, Chief Executive       2005     450,000     112,500         --              4,446
Officer  and Chief Operating     2004     450,000     171,561         --              3,718
Officer

Terrence L. Wirginis             2006    $205,000    $ 11,532         --            $ 4,119
Former Chairman of the Board     2005     205,000      30,750         --              4,407
and Vice President               2004     205,000      46,894         --              3,923
-Marine and Development (3)

Ralph J. Vaclavik                2006    $180,000    $ 10,125         --            $ 4,129
Senior Vice President and        2005     180,000      27,000         --              4,238
Chief Financial Officer          2004     180,000      41,174         --              3,923

___________________

(1) Consists of contributions made to the Company's 401(k) plan for the account of the named executive.

(2) Mr. Connelly ceased being Chairman of the Board and Chief Executive Officer to the Company effective April 4, 2006.

(3) Effective May 25, 2006, Mr. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as officer and director of the Company's subsidiaries.

  The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table during fiscal 2006. None of the named executive officers exercised any stock options during fiscal 2006.

                                FISCAL YEAR END OPTION/SAR VALUES

                                  Number of Securities
                                 Underlying Unexercised               Value of Unexercised
                                     Options/SARs                   in-the-Money Options/SARs
                                 at Fiscal Year End (#)             at Fiscal Year End ($) (1)
                               -------------------------            --------------------------
Name                       Exercisable       Unexercisable       Exercisable       Unexercisable
----                      --------------     --------------     --------------     --------------
John E. Connelly                   --                --            $    --            $    --
John S. Aylsworth              370,000               --                 --                 --
Terrence L. Wirginis           107,000               --                 --                 --
Ralph J. Vaclavik               23,500               --                 --                 --

(1)  As of February 28, 2006, no options were in the money.

Employment Arrangements

  In March 2002, the Company entered into an employment agreement with Mr. Vaclavik for an employment term through June 1, 2004. The agreement is renewable thereafter for successive two-year terms unless terminated by either party within 90 days of its expiration.

  The agreement provides for minimum annual base salary of $180,000 for Mr. Vaclavik. Mr. Vaclavik may also receive incentive bonuses provided through any incentive compensation plan of the Company.

  Mr. Vaclavik's employment agreement provides that if the Company terminates the employment of the executive without Cause or if the executive terminates his employment for Good Reason prior to a Change in Control of the Company, the Company will be required to pay the executive officer severance benefits including the continuation of the executive's then-current annual salary for a maximum of one year, and the continuation of certain employment benefits to which he otherwise would have been entitled. "Cause" is generally defined as
(i) any breach or failure to perform duties or follow instructions of the Board of Directors, (ii) commission of fraud, misappropriation, embezzlement or other acts of dishonesty, alcoholism, drug addiction or dependency or conviction of a felony or gross misdemeanor if the Board of Directors determines such conduct is materially adverse to Company, (iii) breach of the employment agreement by the executive, or (iv) the refusal by any gaming commission with jurisdiction over the Company's facilities to grant a license to the executive or any suspension or revocation of a license previously granted to the executive. "Good Reason" is generally defined as (i) a significant and adverse change in the nature or scope of the executive's position, authority, duties or responsibility, (ii) a failure to continue the executive officer's then-current participation in benefits or compensation,
(iii) within a period of one year following a Change in Control (as defined), resignation by the executive in his sole and absolute discretion, or (iv) any material breach of the agreement by the Company.

  The employment agreements additionally provide that Mr. Vaclavik will be paid severance benefits in the event that his employment with the Company is terminated by the Company without Cause or by the executive for Good Reason within two years of a Change in Control of the Company. The Change in Control provisions would require, in addition to any other benefits to which the executive is entitled, a lump-sum cash payment in an amount equal to 1.5 times the Mr. Vaclavik's average annual base compensation, as determined pursuant to the employment agreement.

  If payment of the foregoing amounts and any other benefits received or receivable upon termination after a Change in Control would subject such executive officer to the payment of a federal excise tax, the total amount payable by the Company to the executive officer would be increased by an amount sufficient to provide the executive officer (after satisfaction of all excise taxes and federal income taxes attributable to such increased payment) with a net amount equal to the amount receivable prior to the federal excise tax and federal income tax owed by the executive officer.

  Change in Control is generally defined as (i) the acquisition by any person of beneficial ownership of 20% or more of the combined voting power of the Company's then outstanding securities, (ii) a change in the composition of the Company's Board of Directors such that during any two consecutive years the incumbent directors and their nominees do not constitute a majority of the Board, (iii) a merger or consolidation of the Company in which the Company is not the continuing or surviving corporation or pursuant to which the holders of the Common Stock prior to such event do not have the same proportionate ownership of the common stock of the surviving corporation, (iv) a merger or consolidation of the Company in which the Company is the continuing or surviving corporation in which the holders of the Company's Common Stock immediately prior to such event do not own 50% or more of the outstanding stock of the surviving corporation, or (v) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company or the sale of substantially all of the assets of the Company. A transfer by Mr. Connelly and certain related persons and entities would not constitute a change in control.

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain parent corporate and Missouri operating company employees. The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the plan, Mr. Vaclavik will receive $180,000 of compensation on the date he is discharged from employment. If at any time prior thereto Mr. Vaclavik's salary is reduced or he is required to move his residence from the St. Louis, Missouri metropolitan area, he will also receive such payment.

Compensation of Directors

  During fiscal 2006, directors who were not employees of the Company received annual director's fees of $36,000. Directors who are employees of the Company do not receive director's fees. Directors of the Company are entitled to receive discretionary grants of stock options. No such grants were made in fiscal 2006. In addition, under the Company's existing stock option plan, each non-employee director elected to the Board of Directors receives a grant of non-qualified stock options to purchase 5,000 shares of Common Stock at the fair market value of the Company's Common Stock on the date of grant. These stock options are exercisable immediately with respect to one-half of the shares and become exercisable with respect to the remainder of the shares in two equal annual installments.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of the May 26, 2006: (i) by each person known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) by each of the Company's directors; (iii) by each of the executive officers of the Company listed in the Summary Compensation Table, and (iv) by all of directors and executive officers of the Company as a group.

  Name of Beneficial Owner          No. of Shares (1)     % of Class (1)
  ------------------------         ------------------     -------------
    John E. Connelly                     615,235 (2)          12.2%
    John S. Aylsworth                    492,318 (3)           9.1%
    Terrence L. Wirginis               1,250,603 (4)          24.3%
    Karl G. Andren                        69,500 (5)           1.4%
    Royal J. Walker, Jr.                  36,000 (6)            *
    Ralph J. Vaclavik                     29,114 (7)            *
    All executive officers and
     directors as a group (4 persons)    626,932 (8)          12.5%
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

(3) Includes 370,000 shares issuable pursuant to stock options which are currently exercisable. Mr. Aylsworth's address is 1000 North Leonor
     K. Sullivan Boulevard, St. Louis, MO 63102.

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

(8) Includes 486,500 shares issuable pursuant to stock options which are currently exercisable.

  The following table reflects information about the Company's equity compensation plans as of February 28, 2006.

                                                                         Number of securities
                    Number of securities                               remaining available for
                     to be issued upon     Weighted average exercise    future issuance under
                        exercise of           price of outstanding       equity compensation
Plan category        outstanding options          options                       plans
-------------         ------------------      ------------------          ------------------

Equity compensation
plans approved by
shareholders            615,967                     $ 0.87                    140,700

Equity compensation
plans not approved
by shareholders             --                          --                        --

Item 13.  Certain Relationships and Related Transactions

  J. Edward Connelly and Associates, Inc. ("JECA"), an entity controlled by John E. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. Under the operating agreement of PBLLC, such Class B interest is entitled to certain redemption rights and preferred returns on cash flows. In April 2001, PBLLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As part of the plan of reorganization filed by PBLLC in the bankruptcy proceedings, JECA will retain its membership interest but any payments by PBLLC to JECA shall be restricted until such time as all outstanding obligations to its lender and other interests receiving funds under the plan of reorganization are discharged.

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

  In connection with the resolution of various bankruptcy issues with respect to the Company's Biloxi operations, JECA entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Executive Officer, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, former Chairman of the Board, Vice President-Marine Development and Director, and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and will not satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Pursuant to the terms of the Proceeds Distribution Agreement, Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive approximately $4.8 million, $4.8 million and $0.3 million, respectively, were the proceeds sufficient to satisfy the Class B membership interest.

  On June 7, 2005, the Company made a distribution from the proceeds of the sale of the Mississippi Properties. JECA's Class B membership interest was partially redeemed for $14,375,000, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,539,063, $3,539,063 and $218,750, respectively. During August 2005, JECA's Class B membership interest was redeemed for $1,400,000, of which additional distributions of $332,500, $332,500 and $70,000 were made to Mssrs. Aylsworth, Wirginis and Vaclavik, respectively. During February 2006, JECA's Class B membership interest was further redeemed for $350,000, of which additional disbursements of $84,688, $84,688 and $11,250 were made to Mssrs. Aylsworth, Wirginis and Vaclavik, respectively.

Item 14. Principal Accountant Fees and Services.

  The Audit Committee has appointed Deloitte & Touche LLP to serve as the Company's independent registered public accounting firm for 2006 and 2005.

  The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our the Company's financial statements, and fees billed for other services rendered by Deloitte & Touche LLP for the fiscal years shown.

                                              Year Ended February 28,
                                               2006            2005
                                              ------          ------

     Audit Fees (1)......................   $    196        $   228
     Audit-Related Fees (2)..............        114            131
     Tax Fees (3)........................         35            163
                                             ---------       --------
        Total                               $    345        $   522
                                             =========       ========

(1) Audit Fees consist of fees rendered for professional services rendered for the audit of our financial statements included in our Forms 10-K and Forms 10-Q during the 2006 and 2005 fiscal years and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagement.

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

  During 2006, the Audit Committee pre-approved non-audit services related to tax compliance and gaming compliance. The Audit Committee pre-approved 100% of the fees for services covered under the captions "Audit Related Fees" and "Tax Fees," for fiscal years 2006 and 2005.

  Prior to retaining Deloitte & Touche LLP to provide any non-audit services, the Audit Committee considered whether Deloitte & Touche LLP's provision of all these services was compatible with maintaining the independence of Deloitte & Touche LLP and determined that the provision of these services would not interfere with Deloitte & Touche LLP's independence.

                                    PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) 1.     Financial Statements.

           See the Index to Financial Statements and Schedules on page F-1.

    2.     Financial Statement Schedules.

           See the Index to Financial Statements and Schedules on page F-1.

    3.     Exhibits.

           See Exhibit Index on page F-56.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC. (Debtors-in-Possession)
     Consolidated Financial Statements:
       Report of Independent Registered Public Accounting Firm...........F-2
       Consolidated Balance Sheets as of February 28, 2006 and
         February 28, 2005...............................................F-3
       Consolidated Statements of Operations for the Years
         Ended February 28, 2006, February 28, 2005 and
         February 29, 2004...............................................F-4
       Consolidated Statements of Stockholders' Equity (Deficit) for the
         Years Ended February 28, 2006, February 28, 2005
         and February 29, 2004...........................................F-5
       Consolidated Statements of Cash Flows for the Years
         Ended February 28, 2006, February 28, 2005 and
         February 29, 2004...............................................F-6
       Notes to Consolidated Financial Statements........................F-7
     Financial Statement Schedule:
       Schedule II--Valuation and Qualifying Accounts...................F-46
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.

II.  THE CONNELLY GROUP, L.P.
     Financial Statements:
       Report of Independent Registered Public Accounting Firm..........F-47
       Balance Sheets as of February 28, 2006 and February 28, 2005.....F-48
       Statements of Operations for the Years Ended February 28, 2006,
         February 28, 2005 and February 29, 2004........................F-49
       Statements of Partners' Preferred Redeemable Capital and
         General Capital for the Years Ended February 28, 2006,
         February 28, 2005 and February 29, 2004........................F-50
       Statements of Cash Flows for the Years Ended
         February 28, 2006, February 28, 2005 and February 29, 2004.....F-51
       Notes to Financial Statements....................................F-52
     Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts..................F-54
       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of the Board of Directors of President Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of President Casinos, Inc. (debtors-in-possession), (the "Company") as of February 28, 2006 and February 28, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 28, 2006. Our audits also include the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2006 and February 28, 2005, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company, will continue as a going concern. As discussed in Notes 1 and 2, the Company's recurring losses from operatons, negative working capital and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the Company has sold its Biloxi, Mississippi operations and entered into an agreement to sell its St. Louis, Missouri casino operations.

/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 26, 2006

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)

                                                                              February 28,
                                                                            2006       2005
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $ 28,077   $ 20,706
  Restricted cash and cash equivalents..................................       --       2,234
  Restricted short-term investments.....................................       --         350
  Assets of discontinued operations.....................................    38,511     93,237
  Prepaid expenses and other current assets.............................       170        173
                                                                          ---------  ---------
      Total current assets..............................................    66,758    116,700

Property and Equipment, net.............................................         2          5
                                                                          ---------  ---------
                                                                          $ 66,760   $116,705
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $     89   $    641
  Accrued payroll and benefits..........................................       258        339
  Other accrued liabilities.............................................       525      1,045
  Liabilities of discontinued operations................................     6,856      9,346
  Current maturities of long-term debt..................................       --      36,621
                                                                          ---------  ---------
      Total current liabilities.........................................     7,728     47,992

Minority Interest.......................................................     3,531     19,020
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................    11,259     67,012

Liabilities Subject to Compromise.......................................    63,317     91,850
                                                                          ---------  ---------
         Total liabilities..............................................    74,576    158,862
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --

Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (109,847)  (144,188)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................    (7,816)   (42,157)
                                                                          ---------  ---------
                                                                          $ 66,760   $116,705
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                  Years Ended February 28/29,
                                                  2006       2005       2004
                                                 ------     ------     ------


OPERATING REVENUES.........................    $    --    $    --    $    --
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Selling, general and administrative........       2,608      2,640      2,899
Depreciation and amortization..............           3          4          5
                                               ---------  ---------  ---------
  Total operating costs and expenses.......       2,611      2,644      2,904
                                               ---------  ---------  ---------

OPERATING LOSS.............................      (2,611)    (2,644)    (2,904)
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Interest expense (contractual interest of
   $8,729, $13,310 and $12,335 for the
   years ended February 28, 2006,
   2005 and 2004)..........................         --          --         (1)
Interest income............................         269          8         18
Reorganization items, net..................        (671)    (1,738)      (342)
                                               ---------  ---------  ---------
Total other income (expense), net..........        (402)    (1,730)      (325)
                                               ---------  ---------  ---------
LOSS BEFORE MINORITY INTEREST
 AND DISCONTINUED OPERATIONS...............      (3,013)    (4,374)    (3,229)
Minority interest..........................         636      1,368      1,306
                                               ---------  ---------  ---------
LOSS FROM CONTINUING OPERATIONS............      (3,649)    (5,742)    (4,535)
                                               ---------  ---------  ---------
Income from discontinued operations........      37,990     15,934      1,800
                                               ---------  ---------  ---------
NET INCOME (LOSS)..........................    $ 34,341   $ 10,192   $ (2,735)
                                               =========  =========  =========

Basic and diluted net loss per share
   from continuing operations..............     $ (0.72)   $ (1.14)   $ (0.90)
Basic and diluted net income per
   share from discontinued operations......        7.54       3.17       0.36
                                                --------   --------   --------
Basic and diluted net income (loss)
   per share...............................     $  6.82    $  2.03    $ (0.54)
                                                ========   ========   ========
Weighted average common and dilutive
 potential common shares outstanding.......       5,033      5,033      5,033
                                                 =======    =======    =======

See Notes to Consolidated Financial Statements.

                          PRESIDENT CASINOS, INC.
                          (DEBTORS-IN-POSSESSION)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (in thousands)

                                                Additional
                                      Common      Paid-In   Accumulated
                                       Stock      Capital     Deficit      Total
                                       -----      -------     --------     -----

Years Ended February 29, 2004,
  February 28, 2005 and
  February 28, 2006:

Balance as of March 1, 2003.......  $     302   $ 101,729   $(151,645)  $ (49,614)
Net loss..........................        --          --       (2,735)     (2,735)
                                    ----------  ----------  ----------  ----------
Balance as of February 29, 2004...        302     101,729    (154,380)    (52,349)
Net income........................        --          --       10,192      10,192
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2005...        302     101,729    (144,188)    (42,157)
Net income........................        --          --       34,341      34,341
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2006...  $     302   $ 101,729   $(109,847)  $  (7,816)
                                    ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                          Years Ended February 28/29,
                                                         2006        2005        2004
                                                        ------      ------      ------

Cash flows from operating activities:
Net income (loss)...................................   $ 34,341    $ 10,192   $ (2,735)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization...................          3       4,934       8,114
    (Gain) loss on disposal of assets...............    (33,847)          8         150
    Impairment of long-lived assets.................        --          --          288
    Minority interest...............................        636       1,368       1,306
    Deferred income taxes...........................      5,707      (5,707)        --
    Net change in working capital accounts..........    (16,954)     (4,356)        633
                                                       ---------   ---------   ---------
      Net cash provided by (used in)
        operating activities........................    (10,114)      6,439       7,756
                                                       ---------   ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........     (2,476)     (4,344)     (2,464)
  Proceeds from the sale of property
     and equipment..................................     83,793       6,554       1,560
  Changes in restricted cash and cash equivalents...      2,234          87       2,982
  Maturity of short-term investments................        350         --          322
                                                       ---------   ---------   ---------
       Net cash provided by investing activities....     83,901       2,297       2,400
                                                       ---------   ---------   ---------
Cash flows from financing activities:
  Payments on notes payable.........................    (51,691)     (6,392)     (3,551)
  Payment of minority interest......................    (16,125)         --          (2)
                                                       ---------   ---------   ---------
      Net cash used in financing activities.........    (67,816)     (6,392)     (3,553)
                                                       ---------   ---------   ---------
Net increase in cash and cash equivalents...........      5,971       2,344       6,603

Cash and cash equivalents at beginning of year......     25,106      22,762      16,159
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of year............   $ 31,077    $ 25,106    $ 22,762
                                                       =========   =========   =========

Cash and cash equivalents from
  continuing operations.............................   $ 28,077    $ 20,706    $ 18,362
Cash and cash equivalents from
  discontinued operations...........................   $  3,000    $  4,400    $  4,400

See Notes to Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BANKRUPTCY PROCEEDINGS

--Overview

  As used herein, the term "Company" refers to President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by the former Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows. As described below, President Casinos, Inc. and certain of its subsidiaries are currently in bankruptcy proceedings.

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of February 28, 2006, the outstanding principal consists of $45,967 of Senior Exchange Notes and $14,713 of Secured Notes.

  On June 20, 2002, President Casinos, Inc. and its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owns and operates the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). On July 9, 2002, President Casinos, Inc.'s subsidiary, The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. ("President New York") and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where the latter proceeding is now pending and being administered.

  The Company and its operating subsidiaries, except President Broadwater Hotel, LLC and President New York, each continue in possession and use of their assets as debtors-in-possession. The Company and its operating subsidiaries have had their Missouri Bankruptcy Chapter 11 cases administratively consolidated.

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

  The consummation of a plan of reorganization (a "Plan") is the principal objective of the Company's Chapter 11 filings in the Missouri Bankruptcy Court. A Plan would, among other things, set forth the means for satisfying claims against and interests in the Company, including setting forth the potential distributions on account of such claims and interests, if any. Confirmation of a Plan is subject to certain statutory findings by the Missouri Bankruptcy Court. Before a Plan may be distributed for balloting the Court must approve a Disclosure Statement by determining that the Disclosure Statement adequately describes the Plan. Subject to certain exceptions as set forth in the Bankruptcy Code, confirmation of a Plan requires, among other things, a vote on the Plan by certain classes of creditors whose rights or interests are impaired under the Plan. If any impaired class of creditors does not vote to accept the Plan, but all of the other requirements of the Bankruptcy Code are met, the proponent of the Plan may seek confirmation of the Plan pursuant to the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may still confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class, if, among other things, no claim or interest receives or retains any property under the Plan until each holder of a claim senior to such claim or interest has been paid in full. There can be no assurance that a Plan will be confirmed by the Missouri Bankruptcy Court, or that any such Plan will be consummated.

  On April 15, 2005, the Company sold its Biloxi operations for approximately $82,000. On February 24, 2006, the Company entered into an agreement with Pinnacle Entertainment, Inc. for the purchase of the stock of President Missouri for approximately $31,500, subject to working capital adjustments. Consummation of the transaction was subject to, among other things, potential over-bid by third parties at an auction to be held under the Bankruptcy Code. The Company did not receive any qualified third party bids for its St. Louis operations and, accordingly, the auction was not held. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of

President Missouri in accordance with the purchase agreement with Pinnacle Entertainment, Inc. Final closing of the sale is contingent upon satisfaction of certain closing conditions, including licensing and approval of the buyer by the Missouri Gaming Commission. If a sale of the Company's St. Louis operations is consummated under the agreed upon terms, the Company would not have any current ongoing business operations. In the event that following such sale the Company's remaining assets are not sufficient to discharge its indebtedness and other liabilities and the Company or a third party is unable to confirm a plan for the reorganization of the Company, the Company may be forced to liquidate. At this time management is unable to predict with certainty whether a sale of its St. Louis operations will be consummated.

  On May 25, 2006, Mr. Terrence L. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as an officer and director of the Company's subsidiaries. Mr. Wirginis has informed the Company that he may seek the appointment of an equity holder's committee in the Company's bankruptcy proceedings. Mr. Wirginis has indicated that the equity holder's committee, consisting of Mr. Wirginis and other interested stockholders of the Company, would explore development of an alternative reorganization plan for the Company, including seeking financing arrangements with third parties which would permit the Company to refinance its existing indebtedness and emerge from its bankruptcy proceedings as an operating gaming company. The appointment of an equity holder's committee would be subject to approval by the Missouri Bankruptcy Court, and any such alternative reorganization plan for the Company proposed by the equity holder's committee would require confirmation of the Missouri Bankruptcy Court and the requisite vote of the Company's creditors and equity holders. The Company continues to proceed with the sale of its St. Louis gaming operations to Pinnacle Entertainment consistent with its obligations under the Purchase Agreement with Pinnacle Entertainment. The Company is unable at this time to predict with certainty whether Mr. Wirginis will seek appointment of an equity holder's committee or propose an alternative reorganization plan for the Company, or whether, if proposed, such an alternative reorganization plan would be confirmed by the Missouri Bankruptcy Court.

  In light of the prior sales of the Company's Biloxi assets and leasing operations assets, and the anticipated sale of the St. Louis operations, the Company has one reportable segment from continuing operations consisting of corporate administration.

-- Biloxi Casino and Hotel Operations

  President Mississippi, Vegas, Vegas, Inc. ("Vegas, Vegas") and President Broadwater Hotel, L.L.C. ("PBLLC") (collectively, the "Mississippi Affiliates") agreed, with the prior approval of the Bankruptcy Court, to sell substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations (the "Mississippi Properties") to Broadwater Development, LLP, a Mississippi limited liability partnership (or the assignee or designee thereof) for $82,000. In connection with the sale, a certain Sale and Purchase Agreement dated November 15, 2004 was executed by and among Broadwater Properties, LLC, as purchaser, and the Mississippi Affiliates, as sellers, as amended by an Amendment to Sale and Purchase Agreement dated as of November 29, 2004, assigned on or about January 13, 2005 by Broadwater Properties to Broadwater Development, LLP ("BDLLP", and together with any assignees or designees thereof, the "Mississippi Purchaser"), further modified by a certain Second Amendment to Sale and Purchase Agreement dated

January 20, 2005 (as modified and amended, the "Mississippi Asset Sale Agreement"). The Mississippi Asset Sale Agreement further provided that the Mississippi Affiliates would retain certain excluded assets as therein defined (the "Mississippi Excluded Assets"), consisting primarily of cash in bank accounts. Pursuant to a separate Agreement Concerning Assignment dated March 30, 2005 ("Agreement Concerning Assignment") made by and between the Mississippi Affiliates, BDLLP and Silver Slipper Casino Venture, LLC, it was agreed, with the approval of the Bankruptcy Court, that the assets associated with the Company's Mississippi casino would be transferred at the closing of the transaction to Silver Slipper on certain terms and conditions therein stated.

  The sale of the Mississippi Properties closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for the Mississippi Affiliates that was jointly developed by the Company and its creditors AIG SunAmerica Inc. and MacKay Shields LLC. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together with the proceeds from the liquidation of the Mississippi Excluded Assets, are being distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Notes (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full subject to final determination and settlement of claims and expenses. On June 7, 2005, the effective date of the Mississippi Plan of Liquidation, the Company paid $25,625 of indebtedness to the Noteholders. Of this amount, $12,750 was applied to principal, $12,644 was applied to accrued interest and $411 to accrued trustee and legal fees incurred by the Noteholders. Additionally, the Company redeemed $14,375 of JECA's Class B membership interest in PBLLC. During August 2005, the Company made a second distribution from the proceeds consisting of $1,400 to the Noteholders and $1,400 redemption of JECA's Class B membership interest. During February 2006, the Company made a third distribution consisting of $350 to the Noteholders and $350 redemption of JECA's Class B membership interest.

  JECA has entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Executive Officer, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, former Chairman of the Board, Vice President and Director, and and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA would use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively, pursuant to the JECA Proceeds Distribution Agreement were the proceeds sufficient to satisfy the Class B membership interest. On June 7, 2005, distributions of $3,539, $3,539 and $219 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $14,375 Class B membership interest redemption. During August 2005, additional distributions of $333, $333 and $70 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $1,400 Class B membership redemption. During February 2006, additional distributions of $85, $85 and $11 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $350 Class B membership redemption.

--St. Louis Casino Operations

  On September 25, 2003, the Company entered into an agreement with Isle of Capri Casinos, Inc. to sell the assets of its St. Louis operations for approximately $50,000. On May 4, 2004, the Company and Isle of Capri Casinos, Inc. announced they had mutually agreed to terminate the agreement.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the sale of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex Corporation ("Columbia Sussex") was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President Missouri Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the President Missouri Sale Agreement. The closing of the transaction was contingent upon licensing approval by the Missouri Gaming Commission of Columbia Sussex and its key officers. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission.

  On February 24, 2006, the Company, President Missouri, and Pinnacle Entertainment, Inc. ("Pinnacle") entered into a Riverboat Casino Sale and Purchase Agreement (the "Purchase Agreement"). Under the terms of this Purchase Agreement all of the outstanding capital stock of President Missouri will be sold for approximately $31,500, subject to working capital adjustments. The Purchase Agreement has been submitted to the Missouri Bankruptcy Court for approval. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission.

  In connection with the Purchase Agreement, Pinnacle, the Company and President Missouri also entered into a letter agreement (the "Letter Agreement") relating to the "Cherrick Lot," a parking lot located across from the President Missouri's gaming facility that has been primarily used by President Missouri's patrons for the last several years. The Cherrick Lot is currently the subject of a condemnation proceeding, and Pinnacle holds an option to purchase the Cherrick Lot if it is taken in the condemnation proceeding. Pursuant to the Letter Agreement, the parties agreed that if the

Cherrick Lot is condemned, Pinnacle shall exercise its option to purchase the Cherrick Lot, provided the aggregate price required to be paid as compensation for the Cherrick Lot does not exceed $5,000. If Pinnacle purchases the Cherrick Lot, whether pursuant to its option or otherwise, Pinnacle shall permit patrons of President Missouri the right to park on the Cherrick Lot for a validation fee not exceeding $1.50 per day for each vehicle, which arrangement shall extend for a term ending on the earlier of (a) the date on which Pinnacle opens its new casino project on Laclede's Landing, or (b) December 31, 2008.

--President Broadwater Hotel, LLC Bankruptcy Proceedings

  PBLLC, a limited liability company in which Broadwater Hotel, Inc. ("BHI"), a wholly-owned subsidiary of the Company, has a Class A ownership interest, was in default under a $30,000 promissory note and associated $7,000 loan fee incurred in connection with the July 1997 purchase by PBLLC of the real estate and improvements utilized in the Company's operations in Biloxi, Mississippi. On April 19, 2001, PBLLC filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Mississippi Bankruptcy Court. PBLLC continued in possession and use of its assets as a debtor-in-possession and had an agreement with its secured lender and largest creditor, approved by the Mississippi Bankruptcy Court, which allowed PBLLC's use of its cash collateral.

  On October 16, 2001, PBLLC filed its plan of reorganization which permitted PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered an order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company initiated consummation of the Modified Plan at that time. The Modified Plan provided that the unsecured creditors of PBLLC would receive 100% of their claims. Under the Modified Plan, the obligations to the secured lender were modified with respect to the debt amount, the interest rate and the due date. On April 15, 2005, the Modified Indebtedness and accrued interest thereon were fully satisfied by PBLLC from the proceeds of the sale of the Company's Biloxi assets.

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

  As of February 28, 2006, the Company had $28,077 of unrestricted cash and cash equivalents. The Company also had $3,000 of cash held in discontinued operations, representing cash to be retained by the purchasers upon the sale of the properties. Of these amounts, the Company requires a minimum of approximately $4,000 for the St. Louis operations for working capital. The Company is heavily dependent on cash generated from operations to continue to operate as planned and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally have been stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

2.  BASIS OF PRESENTATION

  The consolidated financial statements set forth herein include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest and in which an entity wholly-owned by the former Chairman of the Board of the Company owns a Class B Unit and has preferred rights to certain cash flows. All material intercompany balances and transactions have been eliminated.

  The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Missouri Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Missouri Bankruptcy Court, its ability to be profitable, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of these uncertainties.

  The accompanying consolidated balance sheets as of February 28, 2006 and February 28, 2005, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filings and proceedings. Such items are required to be expensed as incurred.

3.  NATURE OF OPERATIONS

  The Company currently owns and operates a dockside gaming casino in St. Louis, Missouri through its wholly-owned subsidiary, President Missouri. The Company conducted dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi through April 14, 2005 at which time the assets were sold. In addition, the Company owned and managed certain hotel and ancillary facilities associated with its gaming operations in Biloxi through April 14, 2005, when they, too, were sold. As a result of the sale of the Biloxi operations and the anticipated sale of the St. Louis operations, the accounts of the Biloxi and St. Louis operations are classified as discontinued operations.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

  Cash and cash equivalents include highly liquid investments, primarily certificates of deposit, with maturities of ninety days or less at date of purchase.

Restricted Cash and Cash Equivalents

  Restricted cash and cash equivalents consist of cash and cash equivalents which are held in segregated accounts to fund potential obligations required by third parties. See "Note 5. Restricted Cash and Cash Equivalents and Restricted Short-Term Investments."

Restricted Short-Term Investments

  To fulfill certain regulatory and obligations, the Company invested in certificates of deposit with maturities greater than ninety days and not in excess of one year at date of purchase. Short-term investments are stated at cost, which approximates fair value. See "Note 5."

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

         Land improvements                     3-20 years
         Buildings and improvements           10-40 years
         Riverboats, barges and improvements   5-15 years
         Leasehold improvements                3-25 years
         Furnishings and equipment             5-10 years

  Leasehold improvements' estimated useful lives do not exceed the terms of the related lease agreements.

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

                                     2006       2005       2004
                                    ------     ------     ------
         Food and beverage......   $ 1,344    $ 4,355    $ 4,051
         Hotel..................       257      1,047      1,098
         Other..................        18        171        257
                                   --------   --------   --------
                                   $ 1,619    $ 5,573    $ 5,406
                                   ========   ========   ========

  All such revenues and promotional allowances are included in "Income from Discontinued Operations."

Reorganization Items, Net

  Reorganization items, net, represent professional fees and U.S. Bankruptcy Trustee fees, net of forgiveness of certain pre-petition claims by certain professionals, incurred by the Company as a direct result of the Chapter 11 proceedings. Such items are required to be expensed as incurred.

Minority Interest

  The Company recognizes net income (loss) in The Connelly Group, LP ("TCG"), in which the Company has a 95% ownership interest, and PBLLC, in which BHI has 100% interest in the Class A Unit. In addition, the Company accrues minority interest at 5% of net income for TCG and recognizes a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of February 28, 2006 and February 28, 2005, the minority interest on the balance sheet is comprised of $3,531 and $19,020, respectively, related to its obligation to redeem the Class B Unit for $10,000, plus any priority return accrued but not paid. See "Note 16. Minority Interest."

Stock-Based Compensation

  As of February 28, 2006, the Company has three stock option plans, which are described more fully in "Note 17. Stock Option Plans." The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation expense is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. All of the Company's stock options were fully vested as of February 28, 2006. Had compensation cost for the Company's Stock Option Plans been determined based on the fair value method consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share for the years ended February 28, 2006, February 28, 2005 and February 29, 2004 would have been the same as the reported amounts.

Basic and Diluted Income/Loss Per Share Information

  Income/loss per share information is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalent shares from diluted stock options from date of grant, using the treasury stock method. There is no difference between loss per share under the basic and diluted methods due to the anti-dilutive effect of the stock options, since the Company has either had losses or the exercise price of the stock options is in excess of the market value of the stock. See "Note 17. Stock Option Plans."

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

Recoverability of Long-Lived Assets

  The carrying values of the Company's long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. If it is determined that an impairment loss has occurred, then an impairment loss is recognized in the statement of operations. The resulting impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, estimated using quoted market prices, if available, or other acceptable valuation methodologies, including discounted cash flows or comparable sales.

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

Recently Issued Accounting Standards

  On March 30, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). Per FASB's press release, FIN 47 will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets.

  FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of this Interpretation has not had an impact on the Company's results of operations.

  In December 2004, FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. Historically, the Company has elected to follow the guidance of APB 25 which allowed the Company to use the intrinsic value method of accounting to value its share-based payment transactions with employees. Based on this method, the Company did not recognize compensation expense in its consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period. The provisions of SFAS 123R are required to be adopted by the Company beginning March 1, 2006. The Company does not expect adoption of this standard to have a material impact, if any, on the Company's results of operations and such impact is contingent upon the number of future options granted, the selected transition method and the selection between acceptable valuation methodologies for valuing options.

5.  RESTRICTED CASH AND CASH EQUIVALENTS AND RESTRICTED SHORT-TERM
    INVESTMENTS

  Restricted cash and cash equivalents consisted of the cash of PBLLC. PBLLC deposited revenues into lockboxes that were controlled by its lender. Expenditures from the lockboxes were limited to the operating expenses, capital improvements and debt service of the Broadwater Property as defined by certain agreements. The lender controlled the capital improvements lockbox. PBLLC operated under a cash collateral stipulation and agreement, which allowed PBLLC to use its cash collateral for normal operations in accordance with certain terms as defined by the cash collateral agreement.

  The Company was required to collateralize certain performance bonds. To fulfill these requirements, the Company invested in certificates of deposit with maturities greater than ninety days and which did not exceed one year at the date of purchase. Such amounts are classified as restricted short-term investments.

6.  PROPERTY AND EQUIPMENT

  On January 20, 2005, an auction was held under the terms of Section 363 of the United States Bankruptcy Code for the Company's Biloxi operations. On April 15, 2005, the assets of the Biloxi operations were sold. The Company recognized a gain of $27,545, net of income tax expense of $6,039, on this transaction. See "Note 10. Discontinued Operations."

  On February 24, 2006, the Company and Pinnacle entered into a Riverboat Casino Sale and Purchase Agreement (the "Purchase Agreement"). Under the terms of the Purchase Agreement all of the outstanding capital stock of President Missouri will be sold for approximately $31,500, subject to working capital adjustments. The Purchase Agreement has been submitted to the Missouri Bankruptcy Court for approval. As such, property and equipment of the St. Louis operations has been classified as "Assets of Discontinued Operations" as of February 28, 2006 and February 28, 2005. See "Note 10. Discontinued Operations."

  The Company consummated a sale agreement for its 36,000 square foot office building in St. Louis for $1,825 on June 23, 2005. A gain of approximately $344 was recognized as a result of this transaction. The building houses the Company's executive offices and certain casino administrative staff. Upon closing, certain areas of the building were leased back by the Company. Approximately 5,400 square feet is being leased by the Company's casino operation. The initial term of the lease was through November 30, 2005 with two one-month extensions. The Company exercised both options. The Company negotiated an amended lease agreement through the period January 31, 2007, with a one six-month option. An additional area of approximately 1,400 square feet is being leased by the Company's corporate administration with such lease's initial term ending December 31, 2005 with three one-month extensions at the option of the Company, and three additional months that can be terminated at the discretion of either the landlord or tenant. The Company has exercised its three options.

  On March 16, 2004, the Company sold the 179-room Broadwater Tower Hotel for $6,500. The Company's other hotel, the 333-room President Broadwater Resort, was not included in this transaction. The net proceeds of the transaction were used to reduce the debt of PBLLC. In connection with the transaction the Company also entered into an initial lease with options to renew the lease.
The options were extended on a month to month basis and remained in effect through the date on which the Biloxi operations were sold.

7.  LONG-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

  As of February 28, 2006 and 2005, the Company's noteholder debt was classified as liabilities subject to compromise. As of February 28, 2005, the M/V "President Casino-Mississippi" note was classified as liabilities of discontinued operations. The note was subsequently satisfied. See "Note 8. Liabilities Subject to Compromise and Reorganization Items, Net" and "Note 10. Discontinued Operations."

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

  On October 16, 2001, PBLLC filed its plan of reorganization. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan").
On May 14, 2003, the Mississippi Bankruptcy Court entered an order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company consummated the Modified Plan at that time. The Modified Plan provided that the unsecured creditors of PBLLC would receive 100% of their claims.
Under the Modified Plan, the obligations to the lender were modified with respect to the debt amount, the interest rate and the due date, and was re-documented substantially along the lines of the Original Indebtedness, including the non-recourse provision, (the "Modified Indebtedness"). On May 28, 2003, PBLLC paid its lender $3,551 pursuant to the Modified Plan. In March 2004, PBLLC paid its lender $6,392 of principal from the proceeds of the sale of the Broadwater Tower. The principal amount of the Modified Indebtedness earned interest at a rate of 12.75% per annum until the obligation was satisfied. The maturity date of the Modified Indebtedness was June 1, 2005. Interest was payable during the term of the Modified Indebtedness on the adjusted loan obligation amount. As of February 29, 2004, the adjusted loan obligation amount was $43,013. PBLLC was required to pay interest earned on the adjusted loan obligation monthly from May 28, 2003 at a rate of the greater of 7.75% per annum or LIBOR plus 4% per annum floating through the term of the Modified Indebtedness.

  On April 15, 2005, the Modified Indebtedness and interest thereon were fully satisfied from the proceeds on the sale of the Broadwater property. The Company recognized a gain of $2,416 as of February 28, 2005 to write the principal amount down to the subsequent liquidated payment amount. This adjustment was recorded in discontinued operations.

8.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                    2006         2005
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 45,967     $  56,250
              Secured Notes, 12%,.............................     14,713        18,750
              Accrued interest................................        --         13,146
              Accounts payable and other accrued expenses.....      2,637         3,704
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 63,317      $ 91,850
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"), of the Company and its subsidiaries are currently due and payable. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and was zero as of February 28, 2006 and February 28, 2005. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

9.  OPERATING LEASES

  In January 2000, in conjunction with the anticipated move of the "Admiral," the Company entered into a sublease agreement with the Port Authority of the City of St. Louis for a mooring site on the St. Louis river front approximately

1,000 feet north of its former location. The term of the lease is 25 years commencing on the day the "Admiral" moved to the new mooring site. At such time, the lease for the former mooring site of the "Admiral" was surrendered and terminated.

  Rent under the terms of the new lease consists of base rent plus a percent of adjusted gross receipts. The base rent is subject to rate change every five years based on the recommendation of the Port Commission and was $27 annually through December 31, 2003. Effective January 1, 2004, the rent was adjusted to $29 annually. The percentage rent is 2% of adjusted gross receipts for any lease year equal to or less than $80,000, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80,000 but which are equal to or less than $100,000, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100,000. Rent expense for the mooring site for the years ended February 28, 2006, February 28, 2005 and February 29, 2004 was $1,420, $1,459 and $1,475, respectively.

  The marina where the Company conducted its Biloxi gaming operations was determined by the Secretary of State of Mississippi to constitute both "tidelands" and "fast lands" under the Mississippi Trust Tidelands Act (the "Tidelands Act"). The tidelands lease was for an initial period of ten years commencing August 1, 1992. During August 2002, the Company exercised its option to extend the lease for a term of five years under the same terms and provisions, and renegotiated the annual rental. The rent was $672 annually. The fast lands lease was for a period of 40 years commencing December 31, 1996 for annual rent of $21, adjustable every five years as defined in the lease agreement. The purchasers of the Biloxi casino assets assumed both leases.

  Rental expense incurred under operating leases was $3,477, $4,245 and $4,710 for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively, and is classified in discontinued operations.

  Future minimum lease commitments under non-cancelable long-term operating leases as of February 28, 2006, are as follows:

                                          Non-cancelable
                                            Operating
                                              Leases
                                           ------------

           Years ending February 28/29:
             2007........................    $    672
             2008........................         200
             2009........................         163
             2010........................          29
             2011........................          29
             Thereafter..................         431
                                             ---------
                                             $  1,524
                                             =========

  The future minimum lease commitments under non-cancelable operating leases consist solely of commitments of President Missouri.

10. DISCONTINUED OPERATIONS

  --Biloxi

  Following an auction held on January 20, 2005, under the terms of Section 363 of the United States Bankruptcy Code, three subsidiaries of President Casinos, Inc., namely President Mississippi, Vegas Vegas, Inc., and PBLLC (collectively, "Sellers"), on the one hand, and Broadwater Development, LLP ("Purchaser") on the other, entered into a Second Amendment to Sale and Purchase Agreement (the "Second Amendment") pursuant to which the Purchaser agreed to acquire from the Sellers substantially all of the real and personal property associated with the Company's Biloxi operations for $82,000, subject to certain closing adjustments. Prior to the auction, on January 13, 2005, the Purchaser received an assignment of all the right, title and interest of Broadwater Properties, LLC in and to that certain Sale and Purchase Agreement dated as of November 15, 2004, as amended by the Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (as amended, the "Purchase Agreement") which had been previously executed by the Sellers with respect to the sale of the Company's Biloxi operations. A hearing to approve the auction results and sale to the Purchaser was held before the Missouri Bankruptcy Court on January 26, 2005, and the court issued an order approving the auction results and the sale on February 7, 2005. On April 15, 2005, the Company completed the sale, subject to certain post-closing adjustments. The Company recognized a gain of $27,545, net of income tax expense of $6,039, as a result of this transaction.

  --St. Louis

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "Columbia Purchase Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the Columbia Purchase Agreement. The closing of the transaction was contingent upon the licensing approval of Columbia Sussex and its key officers by the Missouri Gaming Commission. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission. The Company is pursuing certain action against Columbia Sussex as described below for breaching the Columbia Purchase Agreement.

  On February 24, 2006, the Company and Pinnacle entered into a Riverboat Casino Sale and Purchase Agreement (the "Pinnacle Purchase Agreement"). Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri will be sold for approximately $31,500, subject to working capital adjustments. On May 26, 2006 the Missouri Bankruptcy Court issued an order approving the sale of he stock of President Missouri in accordance with the Pinnacle Purchase Agreement. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission.

  In connection with the Pinnacle Purchase Agreement, Pinnacle, the Company and President Missouri also entered into a letter agreement (the "Letter Agreement") relating to the "Cherrick Lot," a parking lot located across from the President Missouri's gaming facility that has been primarily used by the President Missouri's patrons for the last several years. The Cherrick Lot is currently the subject of a condemnation proceeding, and Pinnacle holds an option to purchase the Cherrick Lot if it is taken in the condemnation proceeding. Pursuant to the Letter Agreement, the parties agreed that if the Cherrick Lot is condemned, Pinnacle shall exercise its option to purchase the Cherrick Lot, provided the aggregate price required to be paid as compensation for the Cherrick Lot does not exceed $5,000. If Pinnacle purchases the Cherrick Lot, whether pursuant to its option or otherwise, Pinnacle shall permit patrons of President Missouri the right to park on the Cherrick Lot for a validation fee not exceeding one dollar and fifty cents per day for each vehicle, which arrangement shall extend for a term ending on the earlier of (a) the date on which Pinnacle opens its new casino project on Laclede's Landing, or (b) December 31, 2008.

  The Cherrick Lot has been the choice parking lot for the casino's guests due to its proximity and convenience. Based on recent usage, approximately 68% of the casino's guests have parked on the Cherrick Lot, representing approximately 40,000 vehicles per month. On September 10, 2004, the City of St. Louis commenced an action seeking to condemn the Cherrick Lot. On October 26, 2004, Columbia Sussex exercised an option it held on the lot and purchased the Cherrick Lot for $5,000. The City of St. Louis intended to take the property under the powers of eminent domain on behalf of Pinnacle for its casino development project. The Company and the Creditor's Committee of President Missouri filed a complaint with the Bankruptcy Court seeking an injunction to prevent the condemnation action from proceeding. On November 10, 2005, the Bankruptcy Court granted the request for injunctive relief and enjoined the condemnation action to January 9, 2006, which date was subsequently extended. In consideration for Pinnacle's obligations under the letter agreement to exercise its option to purchase the Cherrick Lot and lease it to the Company if, and when, it is condemned by the City of St. Louis, the complaint against the City of St. Louis has been dismissed and the injunction dissolved.

  On December 16, 2005, Columbia Sussex notified the Company that the parking rate on the Cherrick Lot would be increased from one dollar and fifty cents per vehicle to six dollars per vehicle effective at midnight. On December 22, 2005, the Company was notified of a further rate increase from six dollars per vehicle to a minimum of ten dollars per vehicle. The Company withheld payment to Columbia Sussex of all parking fees incurred after the initial rate increase due to the Company's determination that the increases were not justified. On December 30, 2005, Columbia Sussex responded by ceasing to further honor casino validation for parking and raising the rate to twenty five dollars per vehicle to all vehicles parked on the lot.

  Alternative parking arrangements are less desirable due to their distance from the casino and due to their use being limited by adverse weather conditions. During the winter, predictions of snow and ice cause the levee parking adjacent to the casino to be closed. High water levels in the spring cause the parking on the levee to become partially or completely unavailable. The closest alternative parking not on the levee is two blocks away. Management believes that a sustained loss of use of the Cherrick Lot would have a significant negative impact on revenue and a material adverse effect on the Company's financial condition and results of operations.

  The Company has filed an action in the Bankruptcy Court against Columbia Sussex for breach of contract regarding the Columbia Purchase Agreement and seeks injunctive relief for rates at the Cherrick Lot. See "Note 12. Commitments and Contingent Liabilities."

  On February 16, 2006, the Missouri Bankruptcy Court issued a preliminary injunction for relief from the parking fees being charged by Columbia Sussex. The preliminary injunction will remain in effect until a trial on the merits unless the preliminary injunction is modified by the Missouri Bankruptcy Court prior to trial. Under the preliminary injunction, the Company currently pays one dollar and fifty cents per vehicle. As security for the preliminary injuction, the Company was required to post a $525 bond. It is anticipated that in September 2006 the parties will ask the Missouri Bankruptcy Court to set a scheduling conference to determine, among other things, when a trial will be scheduled. In the event that an unfavorable outcome for the Company occurs, the Company could be liable for the difference between one dollar and fifty cents per vehicle and a higher rate, as determined by the court. At this time management is unable to predict with any certainty what the outcome of this matter will be.

  On May 23, 2006, Columbia Sussex filed a motion with the Missouri Bankruptcy Court seeking an increase to the preliminary injunction by $417 immediately and by the sum of $78 per week for every additional week that the injunction remains in place, or in the alternative, that the Company post a total bond of $4,500. The motion is scheduled for a hearing June 13, 2006.

   Leasing Segment

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

  In accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," ("SFAS 144") the St. Louis and Biloxi operations and leasing segment are accounted for as discontinued operations, as follows:

                                                                  Feb. 28,     Feb. 28,
                                                                    2006         2005
                                                                   ------       ------

            ASSETS
              Cash and cash equivalents..................        $  3,000      $  4,400
              Receivables, net...........................             428           784
              Inventories................................             432           947
              Prepaid expenses...........................           1,918         2,591
              Deferred tax asset.........................             --          5,707
              Property and equipment, net................          32,733        78,808
                                                                 ---------     ---------
                                                                 $ 38,511      $ 93,237
                                                                 =========     =========
            LIABILITIES
              M/V "President Casino-Mississippi"
                note payable.............................        $    --       $    750
              Accounts payable...........................           1,546         1,729
              Income taxes payable.......................              32           --
              Accrued payroll and benefits...............           1,535         2,741
              Accrued interest payable...................             --            221
              Other accrued liabilities..................           3,743         3,905
                                                                 ---------     ---------
                                                                 $  6,856      $  9,346
                                                                 =========     =========

                                                                  Feb. 28,     Feb. 28,
                                                                    2006         2005
                                                                   ------       ------


            ASSETS
              St. Louis operations.......................        $ 38,361      $ 37,082
              Biloxi operations..........................             150        56,155
                                                                 ---------     ---------
                                                                 $ 38,511      $ 93,237
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $  5,985      $  5,246
              Biloxi operations..........................             871         3,350
              New York leasing operations................             --            750
                                                                 ---------     ---------
                                                                 $  6,856      $  9,346
                                                                 =========     =========

  The Company's St. Louis segment had operating income of $10,174 consisting of revenues of $67,301 and operating expenses of $57,127 during the year ended February 28, 2006, compared to operating income of $7,901, consisting of revenues of $69,811 and operating expenses of $61,910 during the year ended February 28, 2005. The St. Louis segment had operating income of $5,652 consisting of revenues of $70,819 and operating expenses of $65,167 during the year ended February 29, 2004. Operating expenses of the St. Louis segment for the year ended February 28, 2005, include depreciation through October 2004, at which time depreciation of the related long-lived assets was suspended in accordance with SFAS 144.

  The Company's Biloxi segment had operating income of $648, consisting of revenues of $5,604 and operating expenses of $4,956 during the year ended February 28, 2005, compared to operating income of $1,173, consisting of revenues of $43,195 and operating expenses of $42,022 during the year ended February 28, 2005. The Biloxi segment had operating income of $2,984 consisting of revenues of $48,477 and operating expenses of $45,493 during the year ended February 29, 2004. The sale of the Biloxi property was completed April 15, 2005.

  The Company's leasing segment had no operating income during the years ended February 28, 2006 and 2005. The leasing segment had an operating loss of $1,323 for the year ended February 29, 2004.

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

  The gain on the sale of the Company's Biloxi assets has generated federal income taxes of $5,707 which has been offset by a portion of the Company's net operating loss carryforward. The use of the Company's net operating loss carryforward generated an additional $332 of alternative minimum tax liability and credit. Given the level of operations, the increased competition, the contingencies related to the potential sale of the St. Louis operations and the overall uncertainty as to the timing of the Company's ability to return to profitability, management determined that the remaining tax benefits do not satisfy the recognition criteria and accordingly the Company maintains a 100% valuation allowance against the Company's deferred tax assets. All state income taxes related to this sale are offset by state net operating losses.
The Company's total income tax expense of $6,039 for the year ending February 28, 2006 is reflected in discontinued operations. There was no income tax expense for the year ending February 29, 2004.

  The components of the net deferred tax asset are as follows:

                                                   Feb. 28,      Feb. 28,
                                                     2006          2005
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 66,172      $ 74,022
       Pre-opening costs and intangible
         assets..............................          853         1,669
       Accounting reserves and liabilities...          896          (543)
       Tax credits...........................          280           280
       Other.................................           55            55
                                                  ---------     ---------
                                                    68,256        75,483
       Less: Valuation allowance.............      (59,575)      (61,379)
                                                  ---------     ---------
                                                     8,681        14,104
     Deferred tax liabilities:
       Property..............................        8,681         8,397
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $  5,707
                                                  =========     =========

  As of February 28, 2006, the Company had Federal and Missouri net operating loss carryforwards of $160,123 and $204,831, respectively. These tax benefits will expire between 2008 and 2025 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event a significant change in ownership of the Company or its subsidiaries.

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

12. COMMITMENTS AND CONTINGENT LIABILITIES

Bankruptcy Actions

  On June 20, 2002, the Company together with its subsidiary, President Missouri filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Mississippi Bankruptcy Court. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except President New York and PBLLC, to the Missouri Bankruptcy Court, where they are now pending and being administered. President New York subsequently had its Chapter 11 case dismissed and PBLLC subsequently emerged from Chapter
11. The Company and its subsidiaries, except as noted, each continue in possession and use of their assets as debtors-in-possession. See "Note 1. Bankruptcy Proceedings."

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

  The Company's St. Louis patrons have, since the "Admiral" was moved north from its original location, almost exclusively used a public parking lot immediately in front of the entrance to the "Admiral," known as the Cherrick Lot. The Company had a validation agreement with the operator of the Cherrick Lot to accept one dollar and twenty five cents (later raised to one dollar and fifty cents) for use by "Admiral" patrons of the Cherrick Lot. On September 10, 2004, the City of St. Louis commenced an action seeking to condemn the Cherrick Lot for use by Pinnacle which is developing a large gaming and hotel complex approximately one block away from the Cherrick Lot. At the time the condemnation was commenced, Columbia Sussex, Inc. had an option to purchase the Cherrick Lot for $5,000. On October 26, 2004, Columbia Sussex exercised its option and purchased the Cherrick Lot. On November 4, 2005, the Creditors Committee and the Company filed a Verified Complaint for Declaratory Judgment and for Injunctive Relief in the Company's bankruptcy proceedings pending in the Missouri Bankruptcy Court. On November 10, 2005, the Court granted the request and enjoined the condemnation action until January 9, 2006. In connection with the pending sale of the Company's St. Louis operations, Pinnacle, the Company and President Missouri entered into a letter agreement relating to the Cherrick Lot. Pinnacle currently holds an option to purchase the Cherrick Lot if it is taken in the condemnation proceeding. Pursuant to the letter agreement, the parties agreed that if the Cherrick Lot is condemned, Pinnacle shall exercise its option to purchase the Cherrick Lot, provided the aggregate price required to be paid as compensation for the Cherrick Lot does not exceed $5,000. If Pinnacle purchases the Cherrick Lot, whether pursuant to its option or otherwise, Pinnacle shall permit patrons of President Missouri the right to park on the Cherrick Lot for a validation fee not exceeding one dollar and fifty cents per day for each vehicle, which arrangement shall extend for a term ending on the earlier of (a) the date on which Pinnacle opens its new casino project on Laclede's Landing, or (b) December 31, 2008. In consideration for Pinnacle's obligations under the letter agreement, the Company's complaint against the City of St. Louis has been dismissed and the injunction has been dissolved.

  On January 12, 2006, the Company filed a verified Complaint for Damages and Injunctive Relief in the Missouri Bankruptcy Court, where its bankruptcy is pending. The suit named both the Company and President Riverboat Casino-Missouri, Inc. as plaintiffs and named Columbia Sussex, Inc. and Wimar Tahoe Corporation as defendants. The Company alleged breach of contract by Columbia Sussex because it took actions that could reasonably be expected to impede or delay licensure by the Missouri Gaming Commission and it failed to use all commercially reasonable efforts to obtain licensure from Missouri Gaming Commission. The Company also alleged a prima facie tort in that Columbia Sussex had unilaterally raised validation rates for the Cherrick Lot used by the Company for its patrons and with the intent to cause injury to the Company. The Company seeks damages for the injury inflicted and an injunction to prevent Columbia Sussex from raising the validation fee above the one dollar and fifty cents per "Admiral" patron vehicle charged immediately prior to the increase in fees. The Company also seeks injunctive relief requesting that Columbia Sussex be enjoined from blocking access to the parking lot to the Company's patrons, from raising the validation fee above one dollar and fifty cents per patron vehicle and to prevent any subsequent action designed to unreasonably curtail access for "Admiral" patrons parking on the Cherrick Lot.

  On February 16, 2006, the Missouri Bankruptcy Court issued a preliminary injunction prohibiting Columbia Sussex from charging more than one dollar and fifty cents per patron vehicle for validated parking for casino patrons. The preliminary injunction will remain in effect until a trial on the merits unless the injunction is modified by the Court prior to trial. As security for the preliminary injunction, the Company was required to post a $525 bond. It is anticipated that in September 2006 the parties will ask the Court to set a scheduling conference to determine, among other things, when a trial will be scheduled. On May 23, 2006, Columbia Sussex filed a motion with the Missouri Bankruptcy Court seeking an increase to the preliminary injunction by $417 immediately and by the sum of $78 per week for every additional week that the injunction remains in place, or in the alternative, that the Company post a total bond of $4,500. The motion is scheduled for a hearing June 13, 2006.

General

  The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. As a condition to obtaining and maintaining a gaming license, the Company must submit detailed financial, operating and other reports to state gaming commissions, all of which have broad powers to suspend or revoke licenses. In addition, substantially all of the Company's material transactions are subject to review and/or approval by the various regulatory bodies. Any person acquiring 5% or more of the Common Stock or of the equity securities of any gaming entity must be found suitable by the appropriate regulatory body. The President Missouri license was last approved by the Missouri Gaming Commission in April 2006 for a period through May 2008.

13.  RISKS AND UNCERTAINTIES

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

  The Company does carry business interruption insurance, but due to the current insurance market, the policy does not cover interruption from windstorm or flood.

  --Concentration of Credit Risk

  The Company maintains cash balances at certain financial institutions in excess of amounts insured by federal agencies. In addition, the Company maintains significant cash balances on hand at its gaming facility.

--Cyclical Nature of Business

  The Company's business involves leisure and entertainment.  During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that any of the Company's demographic markets suffer adverse economic conditions, the Company's revenues may be materially adversely affected.

14. MINORITY INTEREST

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

President Broadwater Hotel, LLC

  To effectuate the acquisition of the Broadwater Property, the Company entered into a Redemption Agreement dated as of July 22, 1997 (the "Redemption Agreement") by and among J. Edward Connelly Associates, Inc., a company controlled by Mr. Connelly ("JECA"), Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company, and PBLLC, a limited liability company formed by JECA and BHI for purposes of the transaction.

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

  PBLLC was obligated to redeem the Class B Unit from JECA for a redemption price of $10,000 on the date on which the indebtedness (as defined in "Note 10. Discontinued Operations") is fully and finally discharged and the mortgage securing the Indebtedness is released.

  On June 7, 2005, the Company made a distribution from the proceeds of the sale of the Mississippi Properties. JECA's Class B membership interest was partially redeemed for $14,375, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,539, $3,539 and $219, respectively. During August 2005, JECA's Class B membership interest was further redeemed for $1,400, of which additional distributions of $333, $333 and $70 were made to Mssrs. Aylsworth,

Wirginis and Vaclavik, respectively. During February 2006, JECA's Class B membership interest was further redeemed for $350, of which additional distributions of $85, $85 and $11 were made to Mssrs. Aylsworth, Wirginis and Vaclavik, respectively.

15.  EMPLOYEE BENEFIT PLANS

  The Company maintains an employee savings plan which covers all eligible employees as defined by the plan. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan, net of forfeitures, was $102, $200 and $228 for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

16.  STOCK OPTION PLANS

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

  On August 28, 2001, the Committee approved further amendments to certain of the outstanding stock option agreements. Pursuant to such amendments, options to purchase an aggregate of 811,618 shares of Common Stock at exercise prices ranging from $1.875 to $4.000, per share were repriced at an exercise price of $0.87 per share. Except for such amendments, the other terms of the stock options were not changed. The Over the Counter fair market value of the Common Stock on August 28, 2001, was $0.87. Pursuant to the guidance of APB 25, "Accounting for Stock Issued to Employees" and related interpretations, the amendments to certain of the outstanding option agreements modified the options from being fixed stock option awards to variable stock option awards. As such, the Company recognizes compensation cost for increases or decreases in the intrinsic value of the modified award in periods subsequent to the modification until the award is exercised, forfeited or expires unexercised. However, compensation cost is not adjusted below the intrinsic value, if any, of the modified stock option at the date of modification unless the award is forfeited because the employee fails to fulfill an obligation. The Over the Counter closing market value of the Common Stock on February 28, 2006, was $0.09, therefore, as of February 28, 2006, no compensation cost has been recognized.

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

  Under the Company's plans, the Company is authorized to grant options up to an aggregate of 1,325,000 shares to management team members and directors. Of this amount, 408,333 shares have expired. As of February 28, 2006, 100,000 options have been exercised and 140,700 are available for grant. Options under the plans are generally granted at market value at the date of the grant and expire ten years from the date of grant. The outstanding options that have been granted under the plan generally vest either at (i) a rate of 20% each anniversary date or (ii) 20% on date of grant and 20% on each anniversary date thereafter. The Company has also granted stock options to external board members under a non-qualified plan. These options are granted at market value at the date of the grant; and generally vest at 50% on date of grant and 25% each anniversary date thereafter or 20% at the date of grant, 20% on the first anniversary and 60% on the second anniversary; and expire 10 years from date of grant.

  A summary of the status of the Company's stock option plans as of February 28, 2006, February 28, 2005 and February 29, 2004, and changes during the years ending on those dates is presented below:

                            2006                      2005                       2004
                 -------------------------  -------------------------  --------------------------
Variable                  Weighted-Average           Weighted-Average           Weighted-Average
Options          Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------------------------
Outstanding at
 beginning
 of year        688,609        $ 0.87        674.526      $ 0.87        787,293      $ 0.87
-------------------------------------------------------------------------------------------------
Granted             --            --             --          --             --          --
Forfeited        (5,975)         0.87           (500)       0.87        (90,183)       0.87
Expired         (66,667)         0.87         (2,084)       0.87         (5,917)       0.87
-------------------------------------------------------------------------------------------------
Outstanding
 at end
 of year        615,967          0.87        688,609        0.87        691,193        0.87
-------------------------------------------------------------------------------------------------
Options
 exercisable
 at year-end    615,967                      671,942                    674,526
-------------------------------------------------------------------------------------------------

  The following table summarizes information about variable stock options outstanding at February 28, 2006:

-------------------------------------------------------------------------------------------------
                             Options Outstanding                       Options Exercisable
                ------------------------------------------------   ----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number        Weighted-
   Exercise     Outstanding       Remaining          Average       Exercisable      Average
    Prices      at 02/28/06   Contractual Life    Exercise Price   at 02/28/06   Exercise Price
-------------------------------------------------------------------------------------------------
$ 0.00 - 1.00     615,967        2.51 years           0.87         615,967         0.87
-------------------------------------------------------------------------------------------------

17.  SEGMENT INFORMATION

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

18. RELATED PARTY TRANSACTIONS

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

  Mississippi Plan of Liquidation

  In connection with the resolution of various bankruptcy issues with respect to the Company's Biloxi operations, JECA entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Executive Officer, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, former Vice President and Chairman of the Board and Ralph
J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Pursuant to the terms of the JECA Proceeds Distribution Agreement, Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively, were the proceeds sufficient to satisfy the Class B membership unit. See "Note 1. Bankruptcy Proceedings."

  On June 7, 2005, the Company made a distribution from the proceeds of the sale of the Mississippi Properties. JECA's Class B membership interest was partially redeemed for $14,375, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,539, $3,539 and $219, respectively. During August 2005, JECA's Class B membership interest was further redeemed for $1,400, of which additional distributions of $333, $333 and $70 were made to Mssrs. Aylsworth, Wirginis and Vaclavik, respectively. During February 2006, JECA's Class B membership interest was further redeemed for $350, of which additional distributions of $85, $85 and $11 were made to Mssrs. Aylsworth, Wirginis and Vaclavik, respectively.

19.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts are as follows:

                                                  2006       2005       2004
                                                 ------     ------     ------
  Changes in working capital accounts:
    Receivables, net.......................... $    356   $   (118)  $    (7)
    Prepaid expenses and other current assets.    1,190        643      (349)
    Accounts payable..........................   (1,345)    (4,174)     (643)
    Income taxes payable......................       32        --        --
    Accrued payroll and benefits..............   (1,755)    (1,345)      687
    Other accrued liabilities.................  (15,432)       638       945
                                               ---------  ---------  --------
                                               $(16,984)  $ (4,356)  $   633
                                               =========  =========  ========

  During fiscal years 2006 and 2005, the Company paid $315 and $19, respectively, in income taxes. During fiscal year 2004, the Company paid no income taxes. Interest paid by the Company was $13,626, $2,946 and $2,977 for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 2006 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Operating revenues................  $    --    $    --    $    --    $     --

Operating loss....................      (737)      (677)      (575)      (622)

Loss before income tax,
  minority interest and
  discontinued operations.........    (1,506)      (424)      (562)      (521)

Loss from continuing operations...    (1,861)      (561)      (634)      (593)

Income from discontinued
  operations......................    30,936       2,688     2,350      2,016

Net income........................    29,075       2,127     1,716      1,423
                                    =========  =========  =========  =========
Basic and diluted loss per
  share from continuing operations   $ (0.37)   $ (0.11)   $ (0.13)   $ (0.12)
Basic and diluted income
  per share from discontinued
  operations......................      6.15       0.53       0.47       0.40
                                     --------   --------   --------   --------
Basic and diluted net income
  per share.......................   $  5.78    $  0.42    $  0.34    $  0.28
                                     ========   ========   ========   ========

                                           Fiscal 2005 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Operating revenues................  $    --    $    --    $    --    $     --

Operating loss....................      (636)      (606)      (676)      (725)

Loss before income tax,
  minority interest and
  discontinued operations.........      (814)      (955)      (967)    (1,638)

Loss from continuing operations...    (1,144)    (1,293)    (1,318)    (1,985)

Income from discontinued
  operations......................       594        548        550     14,240

Net income (loss).................      (550)      (745)      (768)    12,255
                                    =========  =========  =========  =========
Basic and diluted loss per
  share from continuing operations   $ (0.23)   $ (0.26)   $ (0.26)   $ (0.39)
Basic and diluted income
  per share from discontinued
  operations......................       .12       0.11       0.11       2.83
                                     --------   --------   --------   --------
Basic and diluted net income
  (loss) per share................   $ (0.11)   $ (0.15)   $ (0.15)   $  2.44
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

21.  SUBSEQUENT EVENT

  On May 25, 2006, Mr. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as an officer and director of the Company's subsidiaries. Mr. Wirginis has informed the Company that he may seek the appointment of an equity holder's committee in the Company's bankruptcy proceedings. Mr. Wirginis has indicated that the equity holder's committee, consisting of Mr. Wirginis and other interested stockholders of the Company, would explore development of an alternative reorganization plan for the Company, including seeking financing arrangements with third parties which would permit the Company to refinance its existing indebtedness and emerge from its bankruptcy proceedings as an operating gaming company. The appointment of an equity holder's committee would be subject to approval by the Missouri Bankruptcy Court, and any such alternative reorganization plan for the Company proposed by the equity holder's committee would require confirmation of the Missouri Bankruptcy Court and the requisite vote of the Company's creditors and equity holders. The Company continues to proceed with the sale of its St. Louis gaming operations to Pinnacle Entertainment consistent with its obligations under the Purchase Agreement with Pinnacle Entertainment. The Company is unable at this time to predict with certainty whether Mr. Wirginis will seek appointment of an equity holder's committee or propose an alternative reorganization plan for the Company, or whether, if proposed, such an alternative reorganization plan would be confirmed by the Missouri Bankruptcy Court.

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

  All of the Guarantors (other than TCG) are wholly-owned subsidiaries of the Company and are full joint and several guarantors of the Senior Exchange Notes (limited only to the extent necessary to insure that it does not constitute a fraudulent conveyance under applicable law). The guarantee of TCG, which is a 95% Company-owned partnership, is limited to the amount owed from time to time by TCG to PRC Holdings ($0 as of February 28, 2006 and February 28, 2005). As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes and the Secured Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor and all of their rights in certain management agreements with, certain indebtedness from, and certain investments in, certain gaming ventures. Separate financial information for TCG is presented elsewhere herein.
                                  F-38

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 28, 2006
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $      96   $  26,868   $   1,113    $    --    $  28,077
  Assets of discontinued operations.         --       38,498      20,245     (20,232)     38,511
  Related party notes receivable....         --       16,367         --      (16,367)        --
  Other current assets..............         --          170         --          --          170
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............      60,776      81,903      21,358     (36,599)     66,758
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --            2         --          --            2
RELATED PARTY NOTES RECEIVABLE......      60,680     499,635         --     (560,315)        --
INVESTMENT IN SUBSIDIARIES..........      25,447         --          --      (25,447)        --
                                       ----------  ----------  ----------  ----------  ----------
                                       $  86,223   $ 581,540   $  21,358   $(622,361)  $  66,760
                                       ==========  ==========  ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT
  TO COMPROMISE:
  Accounts payable..................   $     --    $      89    $    --    $     --    $      89
  Other current liabilities.........         349         430           4         --          783
  Due to related parties............         --        4,160      31,675     (35,835)        --
  Liabilities of discontinued
    operations......................         --        5,918         938         --        6,856
                                       ----------  ----------  ----------  ----------  ----------
    Total current liabilities.......         349      10,597      32,617     (35,835)      7,728

  Due to related parties............         --      187,952         --     (187,952)        --
  Minority interest.................       3,531         --          --          --        3,531
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities not subject
      to compromise.................       3,880     198,549      32,617    (223,787)     11,259
LIABILITIES SUBJECT TO COMPROMISE...      90,127     364,051      11,713    (402,574)     63,317
                                       ----------  ----------  ----------  ----------  ----------
    Total liabilities...............      94,007     562,600      44,330    (626,361)     74,576
                                       ----------  ----------  ----------  ----------  ----------
STOCKHOLDERS' EQUITY (DEFICIT)......      (7,784)     18,490     (22,972)      4,000      (7,816)
                                       ----------  ----------  ----------  ----------  ----------
                                       $  86,223   $ 581,540   $  21,358   $(622,361)  $  66,760
                                       ==========  ==========  ==========  ==========  ==========

                        SUMMARIZED AND CONDENSED CONSOLIDATING BALANCE SHEET
                                          FEBRUARY 28, 2005
                                           (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........   $      54   $  20,520   $     132    $    --    $  20,706
  Restricted cash, cash equivalents
    and short-term investments......         --          350       2,234         --        2,584
  Related party notes receivable....      75,000     504,159       1,250    (580,409)        --
  Assets of discontinued operations.         --       51,664      42,342        (769)     93,237
  Other current assets..............      13,145         173         --      (13,145)        173
                                       ----------  ----------  ----------  ----------  ----------
    Total current assets............      88,199     576,866      45,958    (594,323)    116,700
                                       ----------  ----------  ----------  ----------  ----------

PROPERTY AND EQUIPMENT, NET.........         --            5         --          --            5
INVESTMENT IN SUBSIDIARIES..........       6,778         --          --       (6,778)        --
                                       ----------  ----------  ----------  ----------  ----------
                                       $  94,977   $ 576,871   $  45,958   $(601,101)  $ 116,705
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
                                       ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                            (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ---------   ----------  ---------

Year Ended February 28, 2006:
Operating revenues.................  $     --    $    --     $     --    $     --    $     --
Operating costs and expenses.......         67       2,536           8         --        2,611
                                     ----------  ----------  ----------  ----------  ----------
  Operating loss...................        (67)     (2,536)         (8)        --       (2,611)
Equity loss in
  consolidated subsidiaries........        (57)         --          --          57         --
Other income (expense):
  Interest income..................          1           9         259         --          269
  Reorganization items, net........         24        (377)       (318)        --         (671)
                                     ----------  ----------  ----------  ----------  ----------
    Other income (expense).........         25        (368)        (59)        --         (402)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest
   and discontinued operations.....        (99)     (2,904)        (67)         57      (3,013)
Minority interest..................       (636)        --          --          --         (636)
                                     ----------  ----------  ----------  ----------  ----------
Loss from continuing operations....       (735)     (2,904)        (67)         57      (3,649)
                                     ----------  ----------  ----------  ----------  ----------
Income from discontinued operations     35,108       9,446      28,544     (35,108)     37,990
                                     ----------  ----------  ----------  ----------  ----------
    Net income.....................  $  34,373   $   6,542   $  28,477   $ (35,051)   $ 34,341
                                     ==========  ==========  ==========  ==========  ==========

Year Ended February 28, 2005:
Operating revenues.................  $     --    $    --     $     --    $     --    $     --
Operating costs and expenses.......         61       2,576           7         --        2,644
                                     ----------  ----------  ----------  ----------  ----------
  Operating loss...................        (61)     (2,576)         (7)        --       (2,644)
Equity loss in consolidated
  subsidiaries.....................     (3,751)        --          --        3,751         --
Other income (expense):
  Interest income..................        --            2           6         --            8
  Reorganization items, net........       (562)       (601)       (575)        --       (1,738)
                                     ----------  ----------  ----------  ----------  ----------
    Other expense..................     (4,313)       (599)       (569)      3,751      (1,730)
                                     ----------  ----------  ----------  ----------  ----------
  Loss before minority interest
    and discontinued operations....     (4,374)     (3,175)       (576)      3,751      (4,374)
Minority interest..................     (1,368)        --          --          --       (1,368)
                                     ----------  ----------  ----------  ----------  ----------
Loss from continuing operations....     (5,742)     (3,175)       (576)      3,751      (5,742)
                                     ----------  ----------  ----------  ----------  ----------
Income from discontinued operations     15,934      10,965       4,969     (15,934)     15,934
                                     ----------  ----------  ----------  ----------  ----------
    Net income.....................  $  10,192   $   7,790   $   4,393   $ (12,183)  $  10,192
                                     ==========  ==========  ==========  ==========  ==========


                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                      (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ---------   ----------  ---------
Year Ended February 29, 2004:
Operating revenues.................  $     --    $     --    $    --    $     --     $     --
Operating costs and expenses.......         28       2,872          4         --         2,904
                                     ----------  ----------  ----------  ----------  ----------
  Operating loss...................        (28)     (2,872)        (4)         --       (2,904)
Equity loss in consolidated
  subsidiaries.....................     (3,200)        --          --        3,200         --
Other income (expense):
  Interest income, net.............        --            2          15         --           17
  Reorganization items, net........         (1)       (340)         (1)        --         (342)
                                     ----------  ----------  ----------  ----------  ----------
    Other income (expense).........     (3,201)       (338)         14       3,200        (325)
                                     ----------  ----------  ----------  ----------  ----------
  Income (loss) before minority
   interest and discontinued
   operations......................     (3,229)     (3,210)         10       3,200      (3,229)
Minority interest..................     (1,306)        --          --          --       (1,306)
                                     ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing
   operations......................     (4,535)     (3,210)         10       3,200      (4,535)
                                     ----------  ----------  ----------  ----------  ----------
Income from discontinued
   operations......................      1,800       1,288         512      (1,800)      1,800
                                     ----------  ----------  ----------  ----------  ----------
    Net income (loss)..............  $  (2,735)  $  (1,922)  $     522   $   1,400   $  (2,735)
                                     ==========  ==========  ==========  ==========  ==========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2006
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................  $ 34,373    $  6,542    $ 28,477    $(35,051)   $ 34,341
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --            3         --          --            3
  (Gain) loss on disposal of assets..       --        1,627     (35,474)        --      (33,847)
  Deferred income taxes..............       --        3,983       1,724         --        5,707
  Equity income in consolidated
    subsidiaries.....................   (35,051)        -           --       35,051         --
  Minority interest..................       636         --          --          --          636
  Net change in working
    capital accounts.................       536      (2,717)    (14,773)        --      (16,954)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........      (494)      9,438     (20,046)        --      (10,114)
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (2,476)        --          --       (2,476)
  Proceeds from the sale of property.       --        1,793      82,000         --       83,793
  Changes in restricted cash.........       --          --        2,234         --        2,234
  Maturity of short-term
   investments.......................       --          350         --          --          350
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........       --         (333)     84,234          -       83,901
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable..........      (541)       (750)    (50,400)        --      (51,691)
  Payment of minority interest.......   (16,125)        --      (16,125)     16,125     (16,125)
  Changes in intercompany accounts...    16,215      (3,407)      3,317     (16,125)        -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash used in
      financing activities...........      (451)     (4,157)    (63,208)        -       (67,816)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS...............        43       4,948         981         --        5,971

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............        54      24,920         132         --       25,106
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $     97    $ 29,868    $  1,113    $    --     $ 31,077
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 28, 2005
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................  $ 10,192    $  4,467    $  7,716    $(12,183)   $ 10,192
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        4,769         165         --        4,934
  Loss on disposal of assets.........       --            8         --          --            8
  Deferred tax benefit...............       --          --       (5,707)        --       (5,707)
  Equity income in consolidated
    subsidiaries.....................   (12,183)        -           --       12,183         --
  Minority interest..................     1,368         --          --          --        1,368
  Net change in working
    capital accounts.................       583      (2,243)     (2,696)        --       (4,356)
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........       (40)      7,001        (522)        --        6,439
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (4,140)       (204)        --       (4,344)
  Proceeds from the sale of property.       --          119       6,435         --        6,554
  Changes in restricted cash.........       --          --           87         --           87
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used
     in) investing activities........       --       (4,021)      6,318          -        2,297
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable..........       --          --       (6,392)        --       (6,392)
  Changes in intercompany accounts...       --        1,013      (1,013)         -          -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       --        1,013      (7,405)        -        (6,392)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............       (40)      3,993      (1,609)        --        2,344

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............        93      20,928       1,741         --       22,762
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $     53    $ 24,921    $    132    $    --     $ 25,106
                                       =========   =========   =========   =========   =========

                  SUMMARIZED AND CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  YEAR ENDED FEBRUARY 29, 2004
                                        (in thousands)

                                      President                  Non-    Eliminating
                                    Casinos, Inc. Guarantors  Guarantors   Entries   Consolidated
                                      ---------   ---------   ----------  ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................  $ (2,735)   $ (1,922)   $    522      $ 1,400   $ (2,735)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       --        7,793         321         --        8,114
  Loss on disposal of assets.........       --          150         --          --          150
  Impairment of long-lived assets....       --          288         --          --          288
  Equity loss in consolidated
    subsidiaries.....................     1,400         -           --       (1,400)        --
  Minority interest..................     1,306         --          --          --        1,306
  Net change in working
    capital accounts.................      (648)        953         328         --          633
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      operating activities...........      (677)      7,262       1,171         --        7,756
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property
   and equipment.....................       --       (2,347)       (117)        --       (2,464)
  Proceeds from the sale of property.       --        1,560         --          --        1,560
  Changes in restricted cash.........       --          --        2,982         --        2,982
  Maturity of short-term investments.        -          322          -           -          322
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      investing activities...........       --         (465)      2,865          -        2,400
                                       ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable..........       --          --       (3,551)        --       (3,551)
  Payment of minority interest.......        (2)        --          --          --           (2)
  Changes in intercompany accounts...       674        (204)       (470)        --         -
                                       ---------   ---------   ---------   ---------   ---------
    Net cash provided by (used in)
      financing activities...........       672        (204)     (4,021)        --       (3,553)
                                       ---------   ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...............        (5)      6,593          15         --        6,603

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR...............        98      14,335       1,726         --       16,159
                                       ---------   ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR.....................  $     93    $ 20,928    $  1,741    $    --     $ 22,762
                                       =========   =========   =========   =========   =========

                                      PRESIDENT CASINOS, INC.
                                      (DEBTORS-IN-POSSESSION)
                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended February 28/29, 2006, 2005 and 2004
                                          (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------    ---------    ---------



Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2006...............    $    48      $     7      $   (33)(a)  $    22

Year ended February 28, 2005...............        119           62         (133)(a)       48

Year ended February 29, 2004...............        189          135         (205)(a)      119

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 28, 2006...............     61,379       (1,804)(b)      --        59,575

Year ended February 28, 2005...............     69,911       (8,532)(c)      --        61,379

Year ended February 29, 2004...............     70,179         (268)(d)      --        69,911

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b) The decrease in the reserve is due to a decrease in net deferred tax assets of $2,104 and an increase in the valuation allowance of $300 for that alternative minimum tax credit which more likely than not will be realized. See "Note 11. Income Taxes."

(c) The decrease in the reserve is due to a decrease in net deferred tax assets of $2,825 and a decrease in the valuation allowance of $5,707 for that portion of the net operating loss carryforward which more likely than not will be realized. See "Note 11. Income Taxes."

(d) The decrease in the reserve is the result of a decrease in net deferred tax assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
The Connelly Group, L.P.:

We have audited the accompanying balance sheets of The Connelly Group, L.P., a limited partnership, (the "Partnership") as of February 28, 2006 and February 28, 2005 and the related statements of operations, partners' preferred redeemable capital and general capital, and cash flows for each of the three years in the period ended February 28, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of February 28, 2006 and February 28, 2005, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche LLP
St. Louis, Missouri
May 26, 2006
                                      F-47

                          THE CONNELLY GROUP, L.P.
                               BALANCE SHEETS
                               (in thousands)

                                                       Feb. 28,    Feb. 28,
                                                         2006        2005
                                                        ------      ------

ASSETS

  Cash and cash equivalents......................      $     69    $     67
                                                       ---------   ---------
                                                       $     69    $     67
                                                       =========   =========

LIABILITIES, PARTNERS' PREFERRED REDEEMABLE
  CAPITAL AND GENERAL CAPITAL


  Accrued liabilities............................           --          11

  Due to related parties.........................             1         --

  Commitments and contingent liabilities.........           --          --

  Partners' general capital......................            68          56
                                                       ---------   ---------
                                                       $     69    $     67
                                                       =========   =========

See Notes to Financial Statements.

                            THE CONNELLY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                               Years Ended February 28/29,
                                              2006        2005        2004
                                             ------      ------      ------


Operating revenues.....................     $    --     $    --     $    --
                                            ---------   ---------   ---------
  Total operating revenues.............          --          --          --
                                            ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:

Selling, general and administrative....          (11)          1         (87)
                                            ---------   ---------   ---------
  Total operating costs and expenses...          --            1         (87)
                                            ---------   ---------   ---------

OPERATING INCOME (LOSS)................          --           (1)         87
                                            ---------   ---------   ---------
OTHER INCOME:
Interest income........................            1           1           1
                                            ---------   ---------   ---------
  Total other income...................            1           1           1
                                            ---------   ---------   ---------
NET INCOME.............................     $     12    $     --    $     88
                                            =========   =========   =========

See Notes to Financial Statements.

                                      THE CONNELLY GROUP, L.P.
                       STATEMENTS OF PARTNERS' PREFERRED REDEEMABLE CAPITAL
                                        AND GENERAL CAPITAL
                                           (in thousands)

                                                               Partners' General Capital
                                                         ---------------------------------------
                                             Partner's      Limited       General        Total
                                             Preferred     Partner's     Partner's     Partners'
                                             Redeemable     General       General       General
                                              Capital       Capital       Capital       Capital
                                             ---------     ---------     ---------     ---------

Years Ended February 29, 2004,
  February 28, 2005 and
  February 28, 2006:

Balance as of March 1, 2003...........      $    --       $     --      $      3      $      3
Capital distributions.................           --             (2)          (33)          (35)
Net income allocated..................           --              4            84            88
                                            ---------     ---------     ---------     ---------
Balance as of February 29, 2004.......           --              2            54            56
Net income allocated..................           --            --             --           --
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2005.......           --              2            54            56
Net income allocated..................           --              1            11            12
                                            ---------     ---------     ---------     ---------
Balance as of February 28, 2006.......      $    --       $      3      $     65      $     68
                                            =========     =========     =========     =========

See Notes to Financial Statements.

                          THE CONNELLY GROUP, L.P.
                          STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                Years Ended February 28/29,
                                               2006        2005        2004
                                              ------      ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................   $     12    $     --    $     88
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Changes in assets and liabilities:
      Accrued liabilities.................        (11)         (4)       (106)
      Due to related party................          1          --         --
                                             ---------   ---------   ---------
Net cash used in operating activities.....          2          (4)       (106)
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Change in restricted cash...............        --          --          --
                                             ---------   ---------   ---------
Net cash provided by investing activities.        --          --          --
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital distributions...................        --          --          (35)
                                             ---------   ---------   ---------
Net cash used in financing activities.....        --          --          (35)
                                             ---------   ---------   ---------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS........................          2          (4)        (53)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR......................         67          71         124
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $     69    $     67    $     71
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

  In December 1992, all preferred and general capital interests, except a limited partner's general capital interest of 5%, were contributed by the general partners to a newly formed corporation, President Casinos, Inc. ("PCI") in exchange for common stock of PCI. PCI subsequently transferred its ownership interest in the Partnership to a wholly-owned subsidiary, President Riverboat Casino-Iowa, Inc. ("PRC-Iowa"). PCI and its affiliates are engaged in the business of owning, operating and managing entertainment oriented operations with its primary focus on gaming. PCI, along with some of its affiliates is currently operating under Chapter 11 of Title 11, United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri.

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

7.  SUPPLEMENTAL CASH FLOWS DISCLOSURES

  There were no noncash investing and financing activities during fiscal years 2006, 2005 and 2004.

  No interest was paid by the Partnership during fiscal years 2006, 2005 and 2004.

                              THE CONNELLY GROUP, L.P.
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended February 28/29, 2006, 2005 and 2004
                                  (in thousands)

                                                                 Additions
                                              Balance at   Charged to
                                               Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------   ----------   -----------

Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2006...............     $ --         $  --        $ --          $ --

Year ended February 28, 2005...............       --            --          --            --

Year ended February 29, 2004...............       --            --          (45)(a)       --


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

PRESIDENT CASINOS, INC.

By:     /s/ Ralph J. Vaclavik
    ---------------------------
    Name:   Ralph J. Vaclavik
    Title:  Senior Vice President
            and Chief Financial Officer

    Date:   May 26, 2006

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 26th day of May, 2006 by the following persons on behalf of the registrant in the capacities indicated.

Signature                            Capacity
----------                           --------


  /s/ John S. Aylsworth             President, Chief Executive Officer, Chief
--------------------------          Operating Officer and Director
John S. Aylsworth


  /s/ Karl G. Andren                Director
--------------------------
Karl G. Andren


  /s/ Royal P. Walker, Jr.          Director
--------------------------
Royal P. Walker, Jr.


  /s/ Ralph J. Vaclavik             Senior Vice President and
--------------------------          Chief Financial Officer
Ralph J. Vaclavik


                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX
  Exhibits
   2.1      Asset Sale Agreement, dated as of July 19, 2000, by and among
            The Connelly Group, L.P. ("TCG"), TCG/Blackhawk, Inc. ("Blackhawk") (collectively, the "Sellers"), and IOC-Davenport, Inc. and Isle of Capri Casinos, Inc. ("Purchasers"). (17)
   2.2 Riverboat Casino Sale and Purchase Agreement entered into as of 30th day of September, 2004, by and among President Casinos, Inc. debtor and debtor-in-possession in a Chapter 11 bankruptcy case, Case No. 02-53005 pending in the United States Bankruptcy Court for the Eastern District of Missouri, President Riverboat Casino-Missouri, Inc. and Columbia Sussex Corporation. (27)
   2.3 Sale and Purchase Agreement, dated as of November 15,2004, by and between The President Riverboat Casino-Mississippi, Inc., Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President Broadwater Hotel, LLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (28)
   2.4 Amendment to Sale and Purchase Agreement, dated as of November 29, 2004, by and between The President Riverboat Casino-Mississippi, Inc., Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President Broadwater Hotel, LLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (29)
   2.5 Second Amendment to Sale and Purchase Agreement executed and delivered the 20th day of January, 2005, by Broadwater Development, LLP to President Riverboat Casino-Mississippi,
            Inc., Vegas Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri, and President Broadwater Hotel, LLC. (30)
   2.6 Riverboat Casino Sale and Purchase Agreement entered into as of February 24, 2006, by and among President Casinos, Inc., debtor and debtor-in-possession in a chapter 11 bankruptcy case, Case No. 02-53005 pending in the United States Bankruptcy Court for the Eastern District of Missouri, President Riverboat Casino-Missouri, Inc. and Pinnacle Entertainment, Inc. (31)
   3.1      Restated Articles of Incorporation of the Company. (21)
   3.2      By-Laws of the Company, as amended. (32)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York
            ("U.S. Trust"). (6)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (6)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (6)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (12)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Riverboat Casino-Missouri, Inc.

            ("President Missouri"), The President Riverboat Casino-
            Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.-
            Louisiana, Inc., President Riverboat Casino-New York, Inc.
            ("President New York"), President Casino New Yorker, Inc., PRC
            Holdings Corporation, PRC Management, Inc. ("PRC Management"),
            PRCX Corporation, President Riverboat Casino-Philadelphia, Inc.
            ("President Philadelphia"), Vegas, Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (14)
   4.3.1    Indenture dated as of December 3, 1998, among The Company,
            President Iowa, President Missouri, President Mississippi,
            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President
            Casino New Yorker, Inc., PRC Holdings Corporation, PRC
            Management, PRCX Corporation, President Philadelphia, Vegas,
            Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (14)
   4.4.2    President Casinos, Inc. Supplemental Indenture with respect to
            $25,000,000 12% Notes due September 15, 2001. (18)
   4.4.3    President Casinos, Inc. Supplemental Indenture with respect to
            $75,000,000 13% Senior Notes due September 15, 2001. (18)
   10.1     Amended and Restated Agreement of Limited Partnership of TCG. (1)
   10.2     The Company's 1992 Stock Option Plan, as amended. (5)
 * 10.2.1   The Company's 1996 Amended and Restated Stock Option Plan. (7)
 * 10.2.2   The Company's 1997 Stock Option Plan. (11)
 * 10.2.3   The Company's 1999 Incentive Stock Plan. (15)
   10.3     Management Advisory Agreement for TCG. (1)
   10.4     Promissory Note (Vessel-Term) dated July 8, 1992, from President
            Mississippi to Caterpillar. (3)
   10.4.1   Loan Agreement dated July 31, 1992, between President
            Mississippi and Caterpillar. (1)
   10.4.2   Preferred Fleet Mortgage dated July 8, 1992, between President
            Mississippi and Caterpillar. (1)
   10.5     Form of Indemnification Agreement for Directors and Officers. (1)
 * 10.6     1998 Fiscal Year Management Incentive Plan Participant Form. (9)
   10.7     Promissory Note dated July 22, 1997, by and between President
            Broadwater Hotel, L.L.C. (Broadwater LLC) and Lehman Brothers
            Holdings Inc. ("Lehman"). (8)
   10.7.1   Redemption Agreement dated July 22, 1997, by and among J. Edward
            Connelly Associates, Inc. ("JECA") and Broadwater LLC and
            Broadwater Hotel, Inc. (8)
   10.7.2   Indemnity Agreement dated July 22, 1997, by Broadwater LLC, the
            Company and President Mississippi, jointly and severally, in favor of Lehman. (8)
   10.7.3   Indemnity and Guaranty Agreement dated July 22, 1997, by the
            Company and President Mississippi in favor of Lehman. (11)
   10.7.4   Unconditional Guaranty of Lease Obligations dated July 22, 1997, by the Company. (8)
   10.7.5   Amended and Restated Limited Liability Company Operating
            Agreement, dated as of July 22, 1997, by and between JECA and President Broadwater Hotel, Inc. (8)
   10.8     Relocation Funding Agreement entered into January 18, 2000, by and among the City of St. Louis, Missouri, the Port Authority of the City of St. Louis, President Missouri and Mercantile Bank
            National Association. (16)
   10.8.1   Lease and Sublease Agreement entered into January 18, 2000, among the City of St. Louis, the Port Authority of the City of St. Louis and President Missouri. (16)
   10.8.2   Escrow Agreement made as of January 18, 2000, by and among

            Mercantile Bank, President Missouri and U.S. Title Guaranty Company, Inc. (16)
   10.8.3 Escrow Agreement made as of January 18, 2000, by and among the Port Authority of the City of St. Louis, President Missouri and U.S. Title Guaranty Company, Inc. (16)
   10.9 Agreement, dated as of October 10, 2000, entered into by and among the Company, PRC Holdings Corporation, PRC Management, PRCX, Inc., President Philadelphia, P.R.C. Louisiana, Inc.,
            Vegas Vegas, Inc., President New York, President Mississippi Charter Corp., President Missouri, President Mississippi, Broadwater Hotel, Inc., President Iowa, Blackhawk, President Casino New Yorker, Inc., TCG, and President Broadwater Hotel, LLC, and each of the undersigned holders of the US $100.0 million 13% Senior Notes, due September 15, 2001 issued pursuant to that certain indenture dated as of August 26, 1994 by and between the Company and United States Trust Company of New York, as trustee, of which US $75.0 million in principal amount is outstanding, and holders of the US $25.0 million 12% Notes, due September 15, 2001 issued pursuant to that certain indenture dated as of December 3, 1998, by and between the Company and
            U.S. Trust Company of Texas, N.A., as trustee. (17)
  *10.10 Employment agreement dated February 1, 1999, by and between the Company and Ralph J. Vaclavik. (20)
  *10.10.1 Employment agreement dated March 1, 2002, by and between the Company and Ralph J. Vaclavik. (22)
   10.11 Amended and Restated Promissory Note dated as of May 28, 2003 by and between President Broadwater Hotel, LLC and Lehman Brothers Holdings Inc. (23)
   10.11.1 Amended and Restated Deed of Trust, Security Agreement and Fixture Filing made as of the 28th day of May, 2003, by
            President Broadwater Hotel, LLC for the benefit of Lehman Brothers Holdings Inc. (23)
   10.11.2 Amended and Restated Security Agreement and Lockbox Agreement dated as of May 28, 2003 by and among President Broadwater Hotel, LLC, Lehman Brothers Holdings Inc. and Trimont Real Estate Advisors. (23)
   10.11.3 Amended and Restated Security Agreement and Assignment of Contractual Agreements Affecting Real Estate made as of May 28, 2003, by President Broadwater Hotel, LLC in favor of Lehman Brothers Holdings Inc. (23)
   10.12 Riverboat Casino Sale and Purchase Agreement entered into as of 25th day of September, 2003, by and between President Missouri, debtor-in-possession in Case No. 02-53404-SEG pending in the United States Bankruptcy Court for the Eastern District of Missouri, and STLP, L.L.C. (24)
   10.12.1 Eighth Amendment to Riverboat Casino Sale and Purchase Agreement entered into as of the 2nd day of December, 2003, by and between President Missouri, debtor-in-possession in Case No. 02-53404-SEG pending in the United States Bankruptcy Court for the Eastern District of Missouri, and IOC-City of St. Louis, LLC, f/k/a STLP, L.L.C. (25)
   10.13 Agreement for Purchase and Sale of President Broadwater Tower by and between President Broadwater Hotel, LLC and Site Realty Inc., a subsidiary of Morgan Niko, Inc. (26)
   10.14 Letter Agreement entered into February 24, 2006 among Pinnacle Entertainment, Inc., President Casinos, Inc. and President

            Riverboat Casino-Missouri, Inc. (31)
   21       Schedule of subsidiaries of the Company.
   23.1     Consent of Deloitte & Touche, L.L.P. with respect to the
            Company's Registration Statements on Form S-8, as filed on June
            8, 1994, January 8, 1998 and October 10, 2001.
   31.1     Certification of Chief Executive Officer Pursuant to 18 Rule
            131-14(a) under the Securities Exchange Act of 1934, as amended.
   31.2     Certification of Chief Financial Officer Pursuant to 18 Rule
            131-14(a) under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

  __________________

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-48446) filed on June 5, 1992.
(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-63174), filed on May 21, 1993.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1993 filed on June 1, 1993.
(4) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(6) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1996 filed January 14, 1997.
(8) Incorporated by reference from the Company's Report on Form 8-K dated July 24, 1997.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997 filed January 14, 1998.
(11) Incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.
(12) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 filed October 15, 1998.
(14) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999 filed October 15, 1999.
(16) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000 on May 30, 2000.
(17) Incorporated by reference from the Company's Quarterly Report on Form

     10-Q for the quarterly period ended August 31, 2000 filed October 19, 2000.
(18) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(19) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2001 on May 29, 2001.
(20) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2001 filed July 13, 2001.
(21) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.
(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended Ausust 31, 2002 filed October 15, 2002.
(23) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003 filed July 14, 2003.
(24) Incorporated by reference from the Company's Report on Form 8-K dated September 25, 2003.
(25) Incorporated by reference from the Company's Report on Form 8-K dated December 30, 2003.
(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004 filed July 14, 2004.
(27) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 31, 2004.
(28) Incorporated by reference from the Company's Report on Form 8-K dated November 15, 2004.
(29) Incorporated by reference from the Company's Report on Form 8-K dated November 29, 2004.
(30) Incorporated by reference from the Company's Report on Form 8-K dated January 20, 2005.
(31) Incorporated by reference from the Company's Report on Form 8-K dated February 24, 2006.
(32) Incorporated by reference from the Company's Report on Form 8-K dated April 6, 2006.

 * Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.