Form 10-Q
period 2006-05-31
PRESIDENT CASINOS INC
filed 2006-07-20
CIK 888507

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

              For the quarterly period ended May 31, 2006

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ] Large accelerated filer  [ ] Accelerated filer  [X] Non-accelerated filer

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] No [ ] Yes

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of July 19, 2006.

=============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 28, 2006..................................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three Months Ended May 31, 2006 and 2005....................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 2006 and 2005....................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................23

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....33

  Item 4.  Controls and Procedures.......................................34

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................34

  Item 1A. Risk Factors..................................................34

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...34

  Item 3.  Defaults Upon Senior Securities...............................34

  Item 4.  Submission of Matters to a Vote of Security Holders...........35

  Item 5.  Other Information.............................................35

  Item 6.  Exhibits......................................................35

Signatures...............................................................36

Part 1.  Financial Information
Item 1.  Financial Statements

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                             (in thousands, except share data)

                                                                           May 31,   Feb. 28,
                                                                            2006       2006
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $ 27,946   $ 28,077
  Assets of discontinued operations.....................................    36,919     38,511
  Prepaid expenses and other current assets.............................       124        170
                                                                          ---------  ---------
      Total current assets..............................................    64,989     66,758

Property and Equipment, net.............................................         5          2
                                                                          ---------  ---------
                                                                          $ 64,994   $ 66,760
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $     53   $     89
  Accrued payroll and benefits..........................................       195        258
  Other accrued liabilities.............................................       433        525
  Liabilities of discontinued operations................................     6,093      6,856
                                                                          ---------  ---------
      Total current liabilities.........................................     6,774      7,728

Minority Interest.......................................................     3,599      3,531
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................    10,373     11,259

Liabilities Subject to Compromise.......................................    63,313     63,317
                                                                          ---------  ---------
         Total liabilities..............................................    73,686     74,576
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (110,723)  (109,847)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................    (8,692)    (7,816)
                                                                          ---------  ---------
                                                                          $ 64,994   $ 66,760
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                    Three Months Ended May 31,
                                                         2006        2005
                                                        ------      ------

OPERATING REVENUES...............................      $    --     $    --

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative............           657         736
  Depreciation and amortization..................             1           1
                                                       ---------   ---------
    Total operating costs and expenses...........           658         737
                                                       ---------   ---------
OPERATING LOSS...................................          (658)       (737)
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income................................            18         168
  Reorganization items, net......................            (8)       (937)
                                                       ---------   ---------
    Total other income (expense).................            10       (769)
                                                       ---------   ---------
LOSS BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATIONS........................          (648)     (1,506)
Minority interest................................            68         355
                                                       ---------   ---------
LOSS FROM CONTINUING OPERATIONS..................          (716)     (1,861)
                                                       ---------   ---------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net
  of income tax expense of $43 and $300).........          (160)      30,936
                                                       ---------   ---------
NET INCOME (LOSS)................................      $   (876)   $  29,075
                                                       =========   =========

Basic and diluted net loss
  per share from continuing operations...........      $  (0.14)   $  (0.37)

Basic and diluted income (loss) per share
 from discontinued operations....................      $  (0.03)   $   6.15
                                                       ---------   ---------

Basic and diluted net income (loss) per share....      $  (0.17)   $   5.78
                                                       =========   =========
Weighted average common and dilutive
 potential shares outstanding....................         5,033       5,033
                                                       =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                    Three Months Ended May 31,
                                                         2006        2005
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $    240    $ (1,444)
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........        (371)       (447)
  Changes in restricted cash, net.................         --        2,234
  Proceeds from the sale of property
    and equipment.................................         --       82,000
                                                      ---------   ---------
      Net cash provided by (used in)
        investing activities......................        (371)     83,787
                                                      ---------   ---------
Cash flows from financing activities:
  Payments on notes payable.......................         --      (36,621)
                                                      ---------   ---------
      Net cash used in financing activities.......         --      (36,621)
                                                      ---------   ---------
Net increase (decrease) in cash
  and cash equivalents............................        (131)     45,722

Cash and cash equivalents at beginning of period..      31,077      25,106
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 30,946    $ 70,828
                                                      =========   =========

Cash classified in continuing operations..........    $ 27,946    $ 67,828
Cash classified in discontinued operations........       3,000       3,000
                                                      ---------   ---------
                                                      $ 30,946    $ 70,828
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $    --     $    465
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Impairment of property and equipment.............   $   2,500   $     --
                                                      ==========  =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
    (Dollars in thousands, except share data and unless otherwise stated)

1.  BANKRUPTCY PROCEEDINGS

--Overview

  As used herein, the term "Company" refers to President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of President Casinos, Inc. owns a Class A ownership interest and in which an entity wholly-owned by a former Chairman of President Casinos, Inc. owns a Class B unit and has a preferred right to certain cash flows. As described below, President Casinos, Inc. and certain of its subsidiaries are currently in bankruptcy proceedings.

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of May 31, 2006, the outstanding principal consists of $45,967 of Senior Exchange Notes and $14,713 of Secured Notes.

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

  Prior to any of the cases being transferred to the Missouri Bankruptcy Court, the Mississippi Bankruptcy Court established "bar dates," all of which have expired, by which all claimants were required to submit and characterize claims against the Company. As part of the Company's Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the filings for the purpose of identifying certain pre-petition claims. In the Company's Chapter 11 cases, substantially all of the Company's liabilities as of the filing date are subject to adjustment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. Schedules have been filed by the Company with the Bankruptcy Courts setting forth the assets and liabilities of the debtors as of the filing dates as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization. Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts and unexpired leases, subject to Bankruptcy Court review. See "Note 12. Subsequent Event."

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

  On April 15, 2005, the Company sold its Biloxi operations for approximately $82,000. On February 24, 2006, the Company entered into an agreement with Pinnacle Entertainment, Inc. ("Pinnacle") for the purchase of the stock of President Missouri for approximately $31,500, subject to working capital adjustments. Consummation was subject to, among other things, potential over-bid by third parties at an auction to be held pursuant to Section 363 of the Bankruptcy Code. The Company did not receive any qualified third party bids and, accordingly, the auction was not held. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the terms of the purchase agreement with Pinnacle. Final closing of the sale is contingent upon satisfaction of certain closing conditions, including licensing and approval of the buyer by the Missouri Gaming Commission. Under the terms of the Pinnacle purchase agreement, if all of the requisite conditions have been fulfilled or waived, including the Missouri Gaming Commission license approval, and a plan of reorganization has not been confirmed by the Missouri Bankruptcy Court on or before September 30, 2006, the base purchase price shall be reduced by $500 per month, on a pro rata basis, until the closing date. See "Note 12. Subsequent Event."

  On May 25, 2006, Mr. Terrence L. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as an officer and director of the Company's subsidiaries. Following his resignation, Mr. Wirginis and a group of stockholders of the Company formed an Ad Hoc Equity Holders' Committee for the purpose of exploring development of an alternative reorganization plan for the Company, including seeking financing arrangements with third parties which would permit the Company to refinance its existing indebtedness and emerge from its bankruptcy proceedings as an operating gaming company. Any such alternative reorganization plan for the Company proposed by the Ad Hoc Equity Holders' committee would require confirmation of the Missouri Bankruptcy Court and the requisite vote of the Company's creditors and equity holders. The Company continues to proceed with the sale of its St. Louis gaming operations to Pinnacle consistent with its obligations under the Purchase Agreement with Pinnacle. The Company is unable at this time to predict with certainty whether the Ad Hoc Equity Holders' committee will propose an alternative reorganization plan for the Company, or whether, if proposed, such an alternative reorganization plan would be confirmed by the Missouri Bankruptcy Court.

  On July 17, 2006, Pinnacle announced that it had entered into an agreement with members of the Company's creditors' committee of unsecured creditors to make a cash tender offer for all the outstanding 13% Senior Exchange Notes and 12% Secured Notes of the Company, and to offer to purchase all other pre-petition general unsecured claims allowed as of July 12, 2006 asserted against President Missouri in an amount not to exceed $2,000. Pinnacle indicated that members of the creditors' committee, including AIG Global Investment Corp. and MacKay Shields LLC who hold or control more than 80% of the note claims outstanding, have agreed to tender their notes to Pinnacle. Under Pinnacle's agreement with the major Noteholders and other members of the creditors' committee, the tender offers must be closed by August 18, 2006. Pinnacle disclosed that the tender offer for the notes will be $809.07 per one thousand dollars original principal amount in cash (which represents dollar for dollar of the current outstanding principal balance), and the other offer will be at 100% of the allowed amount of each general unsecured claim. If the two offers are fully subscribed, Pinnacle would pay approximately $62,600. Pinnacle stated that the holders of the notes, which following the proposed tender offer would include Pinnacle, are expected to receive a large portion of the distribution to creditors in the Company's final plan of reorganization. In addition, pursuant to its announcement of the tender offer Pinnacle reiterated that, as it has previously announced, Pinnacle anticipates closing its acquisition of President Missouri in the second half of 2006. On July 19, 2006, Pinnacle announced that it had commenced the cash tender offer, and that the tender offer would expire on August 16, 2006. At this time, the Ad Hoc Equity Holders' Committee has not indicated to the Company what, if any, effect the tender offer by Pinnacle may have on the exploration by the Ad Hoc Equity Holders' Committee of an alternative reorganization plan for the Company.

  If the sale of the Company's St. Louis operations to Pinnacle is consummated under the agreed upon terms, the Company would not have any current ongoing business operations. In the event that following such sale the Company's remaining assets (including any litigation recoveries to which the Company may be entitled) are not sufficient to discharge its indebtedness and other liabilities and the Company or a third party is unable to confirm an alternative plan of reorganization, the Company may be forced to liquidate.
At this time management of the Company is unable to predict with certainty whether the sale of its St. Louis operations to Pinnacle will be consummated under the agreed upon terms, or whether any alternative plan of reorganization for the Company will be proposed.

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

  The sale of the Mississippi Properties closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for the Mississippi Affiliates that was jointly developed by the Company and its creditors AIG Global Investment Corp. and MacKay Shields LLC. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together with the proceeds from the liquidation of the Mississippi Excluded Assets, have substantially been distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Notes (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA.
JECA, an entity controlled by John E. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC.
The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full subject to final determination and settlement of claims and expenses. On June 7, 2005, the effective date of the Mississippi Plan of Liquidation, the Company paid $25,625 of indebtedness to the Noteholders. Of this amount, $12,750 was applied to principal, $12,644 was applied to accrued interest and $411 to accrued trustee and legal fees incurred by the Noteholders. Additionally, the Company redeemed $14,375 of JECA's Class B membership interest in PBLLC. During August 2005, the Company made a second distribution from the proceeds consisting of $1,400 to the Noteholders and $1,400 redemption of JECA's Class B membership interest. During February 2006, the Company made a third distribution consisting of $350 to the Noteholders and $350 redemption of JECA's Class B membership interest.

  JECA has entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Executive Officer, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, former Chairman of the Board, Vice President and Director, and and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA would use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively, pursuant to the JECA Proceeds Distribution Agreement were the proceeds sufficient to satisfy the Class B membership interest. On June 7, 2005, distributions of $3,539, $3,539 and $219 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $14,375 Class B membership interest redemption. During August 2005, additional distributions of $333, $333 and $70 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $1,400 Class B membership redemption. During February 2006, additional distributions of $85, $85 and $11 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $350 Class B membership redemption. Following such distribution, Mr. Vaclavik has received all distributions to which he is entitled under the JECA Proceeds Distribution Agreement.

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

  On February 24, 2006, the Company, President Missouri and Pinnacle Entertainment, Inc. ("Pinnacle") entered into a Riverboat Casino Sale and Purchase Agreement (the "Purchase Agreement"). Under the terms of this Purchase Agreement all of the outstanding capital stock of President Missouri will be sold for approximately $31,500, subject to working capital adjustments. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the terms of the purchase agreement with Pinnacle. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission.

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

  As of May 31, 2006, the Company had $27,946 of unrestricted cash and cash equivalents. The Company also had $3,000 of cash held in discontinued operations, representing cash to be retained by the purchasers upon the sale of the St. Louis operations. The Company requires a minimum of approximately $4,000 as working capital for the St. Louis operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

2.  BASIS OF PRESENTATION

  The condensed consolidated financial statements set forth herein include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest and in which an entity wholly-owned by a former Chairman of the Board of the Company owns a Class B Unit and has preferred rights to certain cash flows. All material intercompany balances and transactions have been eliminated.

  The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Courts, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of these uncertainties.

  The accompanying consolidated balance sheets as of May 31, 2006 and February 28, 2006, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Effective July 11, 2002, interest ceased to accrue on the Senior Exchange Notes and Secured Notes due to the Noteholders being deemed under secured. Contractual interest for the three-month periods ended May 31, 2006 and May 31, 2005 would have been $1,935 and $2,757, respectively.

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

  The condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the

Company's Annual Report on Form 10-K for the period ending February 28, 2006. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

3.  NATURE OF OPERATIONS

  The Company currently owns and operates a dockside gaming casino in St. Louis, Missouri through its wholly-owned subsidiary, President Missouri. The Company conducted dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi through April 14, 2005, at which time the assets were sold. In addition, the Company owned and managed certain hotel and ancillary facilities associated with its gaming operations in Biloxi, through April 14, 2005, when they, too, were sold. As a result of the sale of the Biloxi operations and the anticipated sale of the St. Louis operations, the accounts of the St. Louis and Biloxi operations are classified as discontinued operations.

4.  PROPERTY AND EQUIPMENT

  On January 20, 2005, an auction was held under the terms of Section 363 of the United States Bankruptcy Code for the Company's Biloxi operations. Broadwater Development, LLP was the winning over-bidder for the Biloxi operations. On April 15, 2005, the assets of the Biloxi operations were sold for approximately $82,000. The Company recognized a gain of $27,483, net of income tax expense of $6,039, on the transaction. See "Note 6. Discontinued Operations."

  In accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," ("SFAS 144") the St. Louis operations are accounted for as discontinued operations. As such, the Company ceased depreciating the St. Louis operations property and equipment in October 2004. Had the Company continued to depreciate the property and equipment, there would have been a reduction of net book value of approximately $9,475 as of May 31, 2006. Based upon management's assessment of fair value of the assets of the St. Louis operations, the Company recognized a $2,500 asset impairment on the St. Louis property and equipment during the first quarter of fiscal 2007 to reduce the net book value to fair value. See "Note 6. Discontinued Operations."

  The Company consummated a sale agreement for its 36,000 square foot office building in St. Louis for $1,825 on June 23, 2005. A gain of approximately $344 was recognized as a result of this transaction. The building houses the Company's executive offices and certain casino administrative staff. Upon closing, certain areas of the building were leased back by the Company. Approximately 5,400 square feet is being leased by the Company's casino operation. The initial term of the lease was through November 30, 2005 with two one-month extensions. The Company exercised both options. The Company negotiated an amended lease agreement through the period January 31, 2007, with one six-month option. An additional area of approximately 1,400 square feet is being leased by the Company's corporate administration with such lease's term ends July, 31, 2006. The landlord and the Company have agreed to a month-to-month term thereafter.

5.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                   May 31,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 45,967     $  45,967
              Secured Notes, 12%,.............................     14,713        14,713
              Accounts payable and other accrued expenses.....      2,633         2,637
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 63,313      $ 63,317
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes, which rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture") of the Company and its subsidiaries, are currently due and payable. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and was zero as of May 31, 2006 and February 28, 2006. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  See "Note 1. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes.

6. DISCONTINUED OPERATIONS

  --Biloxi

  Following an auction held on January 20, 2005, under the terms of Section 363 of the United States Bankruptcy Code, three subsidiaries of President Casinos, Inc., namely President Mississippi, Vegas Vegas, Inc., and PBLLC (collectively, "Sellers"), on the one hand, and Broadwater Development, LLP ("Purchaser") on the other, entered into a Second Amendment to Sale and

Purchase Agreement (the "Second Amendment") pursuant to which the Purchaser agreed to acquire from the Sellers substantially all of the real and personal property associated with the Company's Biloxi operations for $82,000, subject to certain closing adjustments. Prior to the auction, on January 13, 2005, the Purchaser received an assignment of all the right, title and interest of Broadwater Properties, LLC in and to that certain Sale and Purchase Agreement dated as of November 15, 2004, as amended by the Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (as amended, the "Purchase Agreement") which had been previously executed by the Sellers with respect to the sale of the Company's Biloxi operations. A hearing to approve the auction results and sale to the Purchaser was held before the Missouri Bankruptcy Court on January 26, 2005, and the court issued an order approving the auction results and the sale on February 7, 2005. On April 15, 2005, the Company completed the sale, subject to certain post-closing adjustments. The Company recognized a gain of $27,483, net of income tax expense of $6,039, as a result of this transaction.

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

  On February 24, 2006, the Company and Pinnacle entered into a Riverboat Casino Sale and Purchase Agreement (the "Pinnacle Purchase Agreement"). Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri will be sold for approximately $31,500, subject to working capital adjustments. On May 26, 2006 the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the Pinnacle Purchase Agreement. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission. See "Note 12. Subsequent Event."

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

  The Company has filed an action in the Bankruptcy Court against Columbia Sussex for breach of contract regarding the Columbia Purchase Agreement and seeks injunctive relief for rates at the Cherrick Lot. See "Note 9. Commitments and Contingent Liabilities."

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

  On May 23, 2006, Columbia Sussex filed a motion with the Missouri Bankruptcy Court seeking an increase in the preliminary injunction bond by $417 immediately and by the sum of $78 per week for every additional week that the injunction remains in place, or in the alternative, that the Company post a total bond of $4,500. The motion was heard on June 13, 2006 and the court issued an order disallowing the motion.

  In accordance with the SFAS 144, the St. Louis and Biloxi operations are accounted for as discontinued operations, as follows:


                                                                   May 31,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

            ASSETS
              Cash and cash equivalents..................        $  3,000      $  3,000
              Receivables................................             221           428
              Inventories................................             419           432
              Prepaid expenses...........................           2,678         1,918
              Property and equipment.....................          30,601        32,733
                                                                 ---------     ---------
                                                                 $ 36,919      $ 38,511
                                                                 =========     =========
            LIABILITIES

              Accounts payable...........................        $    809      $  1,546
              Income taxes payable.......................               4            32
              Accrued payroll and benefits...............           2,003         1,535
              Other accrued liabilities..................           3,277         3,743
                                                                 ---------     ---------
                                                                 $  6,093      $  6,856
                                                                 =========     =========

                                                                   May 31,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

            ASSETS
              St. Louis operations.......................        $ 36,916      $ 38,361
              Biloxi operations..........................               3           150
                                                                 ---------     ---------
                                                                 $ 36,919      $ 38,511
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $  5,463      $  5,985
              Biloxi operations..........................             630           871
                                                                 ---------     ---------
                                                                 $  6,093      $  6,856
                                                                 =========     =========

  The Company's St. Louis segment had operating income of $29 consisting of revenues of $17,127 and operating expenses of $17,098 during the three-month period ended May 31, 2006, compared to operating income of $3,073, consisting of revenues of $17,891 and operating expenses of $14,818 during the three-month period ended May 31, 2005. Included in operating expenses for the three-month period ended May 31, 2006 is a $2,500 impairment of assets arising as a result of the write down of the net book value of St. Louis property and equipment to the net bid price of Pinnacle discussed above. Both three-month periods exclude depreciation in accordance with SFAS 144.

  The Company's Biloxi segment had an operating loss of $74, consisting entirely of operating expenses during the three-month period ended May 31, 2006, compared to operating income of $453, consisting of revenues of $5,547 and operating expenses of $5,094 during the three-month period ended May 31, 2005. Both three-month periods exclude depreciation in accordance with SFAS
144.  The sale of the Biloxi property was completed April 15, 2005.

7.  INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. Given the level of operations, the increased competition and the overall uncertainty as to the timing of the Company's ability to return to profitability, management determined that the existing tax benefit did not satisfy the recognition criteria. Accordingly, a 100% valuation allowance was maintained against the Company's deferred tax assets.

  Primarily, the income from the Company's Missouri operations generated federal income taxes of $272 which has been offset by a portion of the Company's net operating loss carryforward. The use of the Company's net operating loss carryforward generated an additional $4 of alternative minimum tax liability and credit. Given the level of operations, the increased competition, the contingencies related to the closing of the sale of the St. Louis operations and the overall uncertainty as to the timing of the Company's ability to return to profitability, management determined that the remaining tax benefits do not satisfy the recognition criteria and accordingly the

Company maintains a 100% valuation allowance against the Company's deferred tax assets. All state income taxes except the City of St. Louis earnings tax related to this income are offset by appropriate net operating losses. The Company's total income tax expense of $43 for the period ending May 31, 2006 is reflected in discontinued operations.

  The components of the net deferred tax asset are as follows:

                                                    May 31,    February 28,
                                                     2006          2006
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 65,900      $ 66,172
       Pre-opening costs and intangible
         assets..............................          737           853
       Accounting reserves and liabilities...          932           896
       Tax credits...........................          280           280
       Other.................................           55            55
                                                  ---------     ---------
                                                    67,904        68,256
       Less: Valuation allowance.............      (59,934)      (59,575)
                                                  ---------     ---------
                                                     7,970         8,681
     Deferred tax liabilities:
       Property..............................        7,970         8,681
                                                  ---------     ---------
          Net deferred tax asset.............     $     -       $   --
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

8.  STOCK-BASED COMPENSATION

  As of March 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values and eliminates the alternative method of accounting for employee share-based payments previously available under APB
25. Historically, the Company has elected to follow the guidance of APB 25 which allowed the Company to use the intrinsic value method of accounting to value its share-based payment transactions with employees. Based on this method, the Company did not recognize compensation expense in its consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the required service or vesting period.

  Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123R, the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during either the three-month period ended May 31, 2006 or the fiscal year ended February 28, 2006.

  A summary of the Company's stock option plans for the three months ended May 31, 2006 is as follows:

                                                                Weighted-Average   Aggregate
                                            Weighted-Average        Remaining      Intrinsic
                                  Options    Exercise Price     Contractual Life     Value (a)

Outstanding at March 1, 2006...     615,967      $0.87                --                 --
Granted........................         --         --                 --                 --
Exercised......................         --         --                 --                 --
Expired........................         --         --                 --                 --
Forfeited......................     (17,017)      0.87                --                 --
                                   ---------     ------           --------           --------
Outstanding at May 31, 2006....     598,950      $0.87             2.2 yrs           $  (455)
                                   =========     ======           ========           ========

Exercisable at May 31, 2006....     598,950      $0.87             2.2 yrs           $  (455)

(a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of the Company's common stock as of May 31, 2006.

9. COMMITMENTS AND CONTINGENT LIABILITIES

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

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans for certain Missouri key casino employees, certain key employees will receive 50% of their then salary which will be due and payable on the earlier of the following dates: (i) the date on which all or substantially all of President Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments. The aggregate amount of the Missouri retention agreements, including corporate, is $409.

Litigation

  Management of the Company does not believe that the outcome of any litigation will have a material adverse effect on the Company's financial condition or results of operations, or which would have any material adverse impact upon the gaming licenses of the Company's subsidiary except as follows:

  The Company's St. Louis patrons have, since the "Admiral" was moved north from its original location, almost exclusively used a public parking lot immediately in front of the entrance to the "Admiral," known as the Cherrick Lot. The Company had a validation agreement with the operator of the Cherrick Lot to accept one dollar and twentyfive cents (later raised to one dollar and fifty cents) for use by "Admiral" patrons of the Cherrick Lot. On September 10, 2004, the City of St. Louis commenced an action seeking to condemn the Cherrick Lot for use by Pinnacle which is developing a large gaming and hotel complex approximately one block away from the Cherrick Lot. At the time the condemnation was commenced, Columbia Sussex, Inc. had an option to purchase the Cherrick Lot for $5,000. On October 26, 2004, Columbia Sussex exercised its option and purchased the Cherrick Lot. On November 4, 2005, the Creditors Committee and the Company filed a Verified Complaint for Declaratory Judgment and for Injunctive Relief in the Company's bankruptcy proceedings pending in the Missouri Bankruptcy Court. On November 10, 2005, the Court granted the request and enjoined the condemnation action until January 9, 2006. In connection with the pending sale of the Company's St. Louis operations, Pinnacle, the Company and President Missouri entered into a letter agreement relating to the Cherrick Lot. Pinnacle currently holds an option to purchase the Cherrick Lot if it is taken in the condemnation proceeding. Pursuant to the letter agreement, the parties agreed that if the Cherrick Lot is condemned, Pinnacle shall exercise its option to purchase the Cherrick Lot, provided the aggregate price required to be paid as compensation for the Cherrick Lot does not exceed $5,000. If Pinnacle purchases the Cherrick Lot, whether pursuant to its option or otherwise, Pinnacle shall permit patrons of President Missouri the right to park on the Cherrick Lot for a validation fee not exceeding one dollar and fifty cents per day for each vehicle, which arrangement shall extend for a term ending on the earlier of (a) the date on which Pinnacle opens its new casino project on Laclede's Landing, or (b) December 31, 2008. In consideration for Pinnacle's obligations under the letter agreement, the Company's complaint against the City of St. Louis has been dismissed and the injunction has been dissolved.

  On January 12, 2006, the Company filed a verified Complaint for Damages and Injunctive Relief in the Missouri Bankruptcy Court, where its bankruptcy is pending. The suit named both the Company and President Riverboat Casino-Missouri, Inc. as plaintiffs and named Columbia Sussex, Inc. and Wimar Tahoe Corporation as defendants. The Company alleged breach of contract by Columbia Sussex because it took actions that could reasonably be expected to impede or delay licensure by the Missouri Gaming Commission and it failed to use all commercially reasonable efforts to obtain licensure from Missouri Gaming Commission. The Company also alleged a prima facie tort in that Columbia Sussex had unilaterally raised validation rates for the Cherrick Lot used by the Company for its patrons and with the intent to cause injury to the Company. The Company seeks damages for the injury inflicted and an injunction to prevent Columbia Sussex from raising the validation fee above the one dollar and fifty cents per patron vehicle charged immediately prior to the increase in fees. The Company also seeks injunctive relief requesting that Columbia Sussex be enjoined from blocking access to the parking lot to the Company's patrons, from raising the validation fee above one dollar and fifty cents per patron vehicle and to prevent any subsequent action designed to unreasonably curtail access for "Admiral" patrons parking on the Cherrick Lot.

  On February 16, 2006, the Missouri Bankruptcy Court issued a preliminary injunction prohibiting Columbia Sussex from charging more than one dollar and fifty cents per patron vehicle for validated parking for casino patrons. The preliminary injunction will remain in effect until a trial on the merits unless the injunction is modified by the Court prior to trial. As security for the preliminary injunction, the Company was required to post a $525 bond. It is anticipated that in September 2006 the parties will ask the Court to set a scheduling conference to determine, among other things, when a trial will be scheduled. On May 23, 2006, Columbia Sussex filed a motion with the Missouri Bankruptcy Court seeking an increase in the preliminary injunction bond by $417 immediately and by the sum of $78 per week for every additional week that the injunction remains in place, or in the alternative, that the Company post a total bond of $4,500. The motion was heard June 13, 2006 and the court issued an order denying the motion.

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

11. RELATED PARTY TRANSACTIONS

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

  On June 7, 2005, the Company made a distribution from the proceeds of the sale of the Mississippi Properties. JECA's Class B membership interest was partially redeemed for $14,375, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,539, $3,539 and $219, respectively. During August 2005, JECA's Class B membership interest was further redeemed for $1,400, of which additional distributions of $333, $333 and $70 were made to Mssrs. Aylsworth, Wirginis and Vaclavik, respectively. During February 2006, JECA's Class B membership interest was further redeemed for $350, of which additional distributions of $85, $85 and $11 were made to Mssrs. Aylsworth, Wirginis and Vaclavik, respectively. Following such distribution, Mr. Vaclavik has received all distributions to which he is entitled under the JECA Proceeds Distribution Agreement.

Note 12.  SUBSEQUENT EVENT

  Pinnacle announced on July 17, 2006 that it had entered into an agreement with members of the Company's creditors' committee of unsecured creditors to make a cash tender offer for all the outstanding 13% Senior Exchange Notes and 12% Secured Notes of the Company, and to offer to purchase all other pre-petition general unsecured claims allowed as of July 12, 2006 asserted against President Missouri in an amount not to exceed $2,000. Pinnacle indicated that members of the creditors' committee, including AIG Global Investment Corp. and MacKay Shields LLC who hold or control more than 80% of the note claims outstanding, have agreed to tender their notes to Pinnacle. Under Pinnacle's agreement with the major Noteholders and other members of the creditors' committee, the tender offers must be closed by August 18, 2006. Pinnacle disclosed that the tender offer for the notes will be $809.07 per one thousand dollars original principal amount in cash (which represents dollar for dollar of the current outstanding principal), and the other offer will be at 100% of the allowed amount of each general unsecured claim. If the two offers are fully subscribed, Pinnacle would pay approximately $62,600. Pinnacle stated that the holders of the notes, which following the proposed tender offer would include Pinnacle, are expected to receive a large portion of the distribution to creditors in the Company's final plan of reorganization. In addition, pursuant to its announcement of the tender offer Pinnacle reiterated that, as it has previously announced, Pinnacle anticipates closing its acquisition of President Missouri in the second half of 2006. On July 19, 2006, Pinnacle announced that it had commenced the cash tender offer, and that the tender offer would expire August 16, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report and with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

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

   The Biloxi operations were sold on April 15, 2005. The Company has an agreement to sell its St. Louis, Missouri gaming operations. At this point management is unable to predict when or if the sale of the St. Louis operations will be completed.

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

  On October 10, 2000, the Company sold the assets of its Davenport, Iowa operations for aggregate consideration of $58.2 million in cash. On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provided for a proposed restructuring of the Company's debt obligations under the Notes and the application of certain of the proceeds received by the Company from the sale of the Company's Davenport assets. Approximately $43.0 million of the proceeds from the sale were deposited with a trustee. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Notes; $25.0 million was used to partially redeem the Notes; and $5.2 million was used to pay interest due March 15, 2001 on the Notes. Subsequently, the Company was unable to make principal and interest payments due September 15, 2001. As of May 31, 2006, principal due on the Senior and Secured Notes was $46.0 million and $14.7 million, respectively.

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

  Pinnacle Entertainment announced on July 17, 2006 that it has entered into an agreement with members of the Company's creditors' committee of unsecured creditors to make a tender offer for all the outstanding 13% Senior Exchange Notes and 12% Secured Notes of the Company. Pinnacle also will offer to purchase all other pre-petition general unsecured claims allowed as of July 12, 2006, asserted against President Missouri in an amount not to exceed $2.0 million. See "Note 12. Subsequent Event."

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

  If the sale of the Company's St. Louis operations to Pinnacle is consummated under the agreed upon terms, the Company would not have any current ongoing business operations. In the event that following such sale the Company's remaining assets (including any litigation recoveries to which the Company may be entitled) are not sufficient to discharge its indebtedness and other liabilities and the Company or a third party is unable to confirm an alternative plan of reorganization, the Company may be forced to liquidate.
At this time management of the Company is unable to predict with certainty whether the sale of its St. Louis operations to Pinnacle will be consummated under the agreed upon terms, or whether any alternative plan of reorganization for the Company will be proposed.

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

  As a result of the sale of the Biloxi operations in April 2005 and the anticipated sale of the St. Louis operations, discussed above, the results of operations for these segments are classified in discontinued operations.

  --Competition

  Competition is intense in the St. Louis market area. There are presently four other casino companies operating five casinos in the market area. Many of these competitors have significantly greater name recognition and financial and marketing resources than the Company. Two of these are Illinois casino companies operating single casino vessels docked on the Mississippi River, one across the Mississippi River from the "Admiral" and the second 20 miles upriver. There are two Missouri casino companies, each of which operates casino vessels approximately 20 miles west of St. Louis on the Missouri River. One company operates a casino in Maryland Heights, Missouri and the other company operates a casino in the City of St. Charles, Missouri.

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

  --St. Louis Parking Matters

  Management believes that a sustained loss of use of certain parking facilities in St. Louis would have a significant negative impact on revenue and a material adverse effect on the Company's financial condition and results of operations. For discussion regarding a dispute with respect to use of certain parking facilities see "Note 9. Commitments and Contingent Liabilities."

Results of Operations

  The results of continuing operations for the three-month periods ended May 31, 2006 and May 31, 2005 include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) are classified as discontinued operations as a result of the sale of the assets in April 2005. The anticipated sale of the St. Louis casino requires the Company to classify the St. Louis operations in discontinued operations.

  The following table highlights the results of the Company's operations during the periods presented.

                                              Three Months Ended May 31,
                                                  2006        2005
                                                 ------      ------
                                                    (in millions)


             Continuing Operations

             Corporate Administration
               and Development
               operating loss                    $ (0.7)     $ (0.7)

             Discontinued Operations

             St. Louis, Missouri Segment
               Operating revenues                  17.1        17.9
               Operating income                     --          3.1

             Biloxi, Mississippi Segment
               Operating revenues                   --          5.5
               Operating income (loss)             (0.1)        0.5

             St. Louis operating margin             n/a        17.4%

  The following table highlights cash flows of the Company's operations.

                                              Three Months Ended May 31,
                                                  2006        2005
                                                 ------      ------
                                                    (in millions)

             Cash flows provided by (used
               in) operating activities         $  0.2      $ (1.4)
             Cash flows provided by (used
               in) investing activities           (0.4)       83.8
             Cash flows used in
               financing activities                 --       (36.6)
             Cash paid for interest                 --         0.5

Three Month Period Ended May 31, 2006 Compared to the Three Month Period Ended May 31, 2005

  Operating revenues from continuing operations. As of May 31, 2005, the Company had sold it Biloxi operations and had entered into a purchase agreement for the sale of the Company's St. Louis operations which was approved by the Bankruptcy Court. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $0.7 million during both three-month periods ended May 31, 2006 and May 31, 2005.

  Operating income (loss). As a result of the foregoing items, the Company had an operating loss of $0.7 million during both three-month periods ended

May 31, 2006 and May 31, 2005.

  Interest income. The Company had less than $.1 million in interest income during the three-month period ended May 31, 2006 compared to $0.2 million during the three-month period ended May 31, 2005. The decrease is the result of interest earned on the certificates of deposit that were purchased with the proceeds from the sale of the Biloxi assets in the prior year which were subsequently substantially cashed to pay creditors. The Company had $2.0 million of certificates of deposit as of May 31, 2006 compared to $46.7 million as of May 31, 2005.

  Reorganization items. The Company incurred reorganization items of less than $0.1 million during the three-month period ended May 31, 2006 compared to $0.9 million during the three-month period ended May 31, 2005. Reorganization expense is largely attributable to legal fees associated with the Company's bankruptcy proceedings. The decrease in reorganization costs is a result of more costs being attributable to discontinued operations rather than corporate administration.

  Minority interest expense. The Company incurred less than $0.1 million in minority interest expense during the three-month period ended May 31, 2006 compared to $0.4 million during the three-month period ended May 31, 2005. During both periods the minority interest arises from Mr. Connelly's Class B Unit of the Broadwater Property. The decrease is the result of redeeming $16.1 million of the Class B Unit during the prior year.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $0.7 million during the three-month period ended May 31, 2006 compared to a net operating loss of $1.3 million during the three-month period ended May 31, 2005.

  Discontinued operations. Discontinued operations consists of the Company's St. Louis segment and Biloxi segment.

  St. Louis segment. On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreements, the stock of the St. Louis operations was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to a potential overbid. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Columbia Sussex, Inc. was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court approved the terms of the agreement. The closing of the transaction was contingent upon licensing approval of Columbia Sussex and its key employees by the Missouri Gaming Commission. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission.

  The Company's St. Louis operating segment had no operating income consisting of both operating revenues and expenses of $17.1 million during the three-month period ended May 31, 2006, compared to operating income of $3.1 million, consisting of revenues of $17.9 million and operating expenses of $14.8 million, during the three-month period ended May 31, 2005. Net revenues decreased $0.8 million from $17.9 million to $$17.1 million primarily as a result in increased promotional allowances to compete with larger casinos in the market and a decrease in volume from the prior year due to in the prior year the City of St. Louis hosting a significant sporting event. During the three-month period ended May 31, 2006, a $2.5 million asset impairment was recognized in operating expenses which resulted from writing down the net book value of property and equipment to the net bid price of the anticipated sale. Operating expenses, other than asset impairment, decreased $0.2 million for three-month periods end May 31, 2006 compared to May 31, 2005 as a result of a decrease in payroll and gaming taxes.

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

  The Company's Biloxi operating segment had an operating loss of $0.1 million, consisting entirely of operating expenses, during the three-month period ended May 31, 2006, compared to operating income of $0.5 million, consisting of revenues of $5.6 million and operating expenses of $5.1 million, during the three-month period ended May 31, 2005. During the prior fiscal year first quarter, the Biloxi segment operated for 45 days before it was sold. The Company ceased to depreciate assets, in accordance with SFAS 144, effective with the Bankruptcy Court's approval of the sale agreement. The Biloxi segment had a net loss of $0.1 million during the three-month period ended May 31, 2006, compared to net income of $27.6 million during the three-month period ended May 31, 2005. Included in net income for the three-month period ended May 31, 2005 is a $27.6 million gain, net of tax expense of $6.0 million, resulting from the sale of the Biloxi assets.

  Net loss. The Company generated a net loss of $0.9 million during the three-month period ended May 31, 2006, compared to a net loss of $29.1 million during the three-month period ended May 31, 2005.

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

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of May 31, 2006, principal due on the Senior and Secured Notes was $46.0 million and $14.7 million, respectively.

  The Company's St. Louis operations require approximately $4.0 million to fund daily operations. As of May 31, 2006, the St. Louis operations had $27.9 million of non-restricted cash. The Company also had $3.0 million in cash included in discontinued operations.

  The Company is heavily dependent on cash generated from operations to continue to operate as planned and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations, but not service its debt. Effective July 11, 2002, interested on the Senior Exchange Notes and Secured Notes ceased to accrue due to the Noteholders being deemed to be under secured. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

  The Company generated $0.2 million of cash from operating activities during the three-month period ended May 31, 2006, compared to $1.4 million used during the three-month period ended May 31, 2005.

  Investing activities of the Company used $0.4 million of cash during the three-month period ended May 31, 2006, compared to $83.8 million generated during the three-month period ended May 31, 2005. During the three-month period ended May 31, 2005, the Company received proceeds from the sale of the Biloxi assets of $82.0 million.

  Financing activities of the Company used no cash during the three-month period ended May 31, 2006, compared to $36.6 million during the three-month period ended May 31, 2005. During the three-month period ended May 31, 2005, the Company used proceeds from the sale of the Biloxi assets to pay the debt obligation of PBLLC.

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas, Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors AIG Global Investment Corp. and MacKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became final on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Affiliates, following adjustments required under the Mississippi Asset Sale Agreement, have been allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. During the year ended February 28, 2006, the Company paid $27.4 million of indebtedness to the Noteholders and redeemed $16.1 million of JECA's Class B membership interest in PBLLC.

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

Cautionary Statement about Forward Looking Statements and Risk Factors

  This Quarterly Report on Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Company," "we," "our" and "us" refer to President Casinos, Inc.
The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of May 31, 2006, the Company had $60.7 million of debt that bears contractual interest at fixed rates and is classified as liabilities subject to compromise. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

  As of May 31, 2006, the Company is obligated to pay under the Class B Unit of Mr. Connelly in PBLLC a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of May 31, 2006, the minority interest on the balance sheet is comprised of $3.6 million, related to its obligation to redeem the Class B Unit. On June 7, 2005, August 25, 2005 and February 15, 2006, the Company redeemed $14.4 million, $1.4 million and $0.4 of the Class B

Unit, respectively. As of May 31, 2006, the interest rate applicable to the Class B Unit carried a variable rate of 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of May 31, 2006, would not significantly increase the Company's annual contractual interest costs.

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

  (b)  Changes in Internal Control Over Financial Reporting

  There have been no changes in the Company's internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

  Information with respect to legal proceedings to which the Company is a party is disclosed in Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I of this report and is incorporated herein by reference.

Item 1A. Risk Factors

  Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the

Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. In November 2000, the Company paid (i) $12.8 million interest and (ii) $18.75 million and $6.25 million principal on the Senior Exchange Notes and Secured Notes, respectively. The Company did not make the interest payments due September 15, 2001 and March 15, 2002. On June 20, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be under secured and as a result, interest ceased to accrue as of the date of thereof. Total arrearage as of July 11, 2002, was $56.25 million of principal and $10.0 million of interest on the Senior Exchange Notes and $18.75 million of principal and $2.6 million of interest on the Secured Notes. During fiscal 2004, the Company paid $0.5 million interest from the proceeds on the sale of the "Surfside Princess" to the Noteholders' trustees. On June 7, 2005, the Company paid $12.6 million interest and $12.6 million principal to the trustees. On August 26, 2005 and February 15, 2006, the Company paid $1.4 million and $.4 million of principal to the trustees, respectively.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: July 19, 2006                         /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.

   2.1 Sale and Purchase Agreement, dated as of November 15, 2004, by and between The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President
            Broadwater Hotel, LLC ("PBLLC"), on the one hand, and Broadwater Properties, LLC, on the other hand. (9)
   2.2 Amendment to Sale and Purchase Agreement, dated as of November 29, 2004, by and between President Mississippi, Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), PBLLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (10)
   2.3 Second Amendment to Sale and Purchase Agreement executed and delivered the 20th day of January, 2005, by Broadwater Development, LLP to President Riverboat Casino-Mississippi,
            Inc., Vegas Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri, and President Broadwater Hotel, LLC. (11)
   2.4 Riverboat Casino Sale and Purchase Agreement entered into as of February 24, 2006, by and among President Casinos, Inc., debtor and debtor-in-possession in a chapter 11 bankruptcy case, Case No. 02-53005 pending in the United States Bankruptcy Court for the Eastern District of Missouri, President Riverboat Casino-Missouri, Inc. and Pinnacle Entertainment, Inc. (12)
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (13)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Missouri, President Mississippi, TCG/Blackhawk, Inc. ("Blackhawk"), P.R.C.-Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and The Conelly Group, LP ("TCG") and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi,

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

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(3) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(5) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(6) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(7) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(8) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.
(9) Incorporated by reference from the Company's Report on Form 8-K dated November 15, 2004.
(10) Incorporated by reference from the Company's Report on Form 8-K dated November 29, 2004.
(11) Incorporated by reference from the Company's Report on Form 8-K dated January 20, 2005.
(12) Incorporated by reference from the Company's Report on Form 8-K dated February 24, 2006.
(13) Incorporated by reference from the Company's Report on Form 8-K dated April 6, 2006.