Form 10-Q
period 2006-08-31
PRESIDENT CASINOS INC
filed 2006-10-19
CIK 888507

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

              For the quarterly period ended August 31, 2006

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of October 19, 2006.

==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 28, 2006...............................1

    Condensed Consolidated Statements of Operations
      and Net Income Per Share Information (Unaudited)
      for the Three Months and Six Months Ended
      August 31, 2006 and 2005............................................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 2006 and 2005...................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................25

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....38

  Item 4.  Controls and Procedures.......................................39

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................39

  Item 1A. Risk Factors..................................................39

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...39

  Item 3.  Defaults Upon Senior Securities...............................39

  Item 4.  Submission of Matters to a Vote of Security Holders...........40

  Item 5.  Other Information.............................................40

  Item 6.  Exhibits......................................................40

Signatures...............................................................41

Part I.  Financial Information
Item 1.  Financial Statements

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                             (in thousands, except share data)

                                                                          Aug. 31,   Feb. 28,
                                                                            2006       2006
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $ 27,055   $ 28,077
  Assets of discontinued operations.....................................    39,152     38,511
  Prepaid expenses and other current assets.............................       112        170
                                                                          ---------  ---------
      Total current assets..............................................    66,319     66,758

Property and Equipment, net.............................................         5          2
                                                                          ---------  ---------
                                                                          $ 66,324   $ 66,760
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $     60   $     89
  Accrued payroll and benefits..........................................       170        258
  Other accrued liabilities.............................................       461        525
  Liabilities of discontinued operations................................     5,527      6,856
                                                                          ---------  ---------
      Total current liabilities.........................................     6,218      7,728

Minority Interest.......................................................     3,669      3,531
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................     9,887     11,259

Liabilities Subject to Compromise.......................................    63,183     63,317
                                                                          ---------  ---------
         Total liabilities..............................................    73,070     74,576
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Stockholders' Deficit:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (108,777)  (109,847)
                                                                          ---------  ---------
      Total stockholders' deficit.......................................    (6,746)    (7,816)
                                                                          ---------  ---------
                                                                          $ 66,324   $ 66,760
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                                     PRESIDENT CASINOS, INC.
                                     (DEBTORS-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                             (in thousands, except per share data)

                                                   Three Months                Six Months
                                                 Ended August 31,           Ended August 31,
                                                 2006        2005           2006        2005
                                                ------      ------         ------      ------

OPERATING REVENUES.........................    $    --     $    --        $    --     $    --

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative......         510         676          1,167       1,412
  Depreciation and amortization............         --            1              1           2
                                               ---------   ---------      ---------   ---------
    Total operating costs and expenses.....         510         677          1,168       1,414
                                               ---------   ---------      ---------   ---------
OPERATING LOSS.............................        (510)       (677)        (1,168)     (1,414)
                                               ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................          17         62              35         230
  Reorganization items, net................          23        191              15        (746)
                                               ---------   ---------      ---------   ---------
    Total other expense....................          40        253              50        (516)
                                               ---------   ---------      ---------   ---------
LOSS BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............        (470)       (424)        (1,118)     (1,930)
Minority interest..........................          70         137            138         492
                                               ---------   ---------      ---------   ---------
LOSS FROM CONTINUING OPERATIONS............        (540)       (561)        (1,256)     (2,422)
                                               ---------   ---------      ---------   ---------
Income from discontinued operations (net
  of income tax expense of $8, $14, $51
  and $6,021...............................       2,486       2,688          2,326      33,624
                                               ---------   ---------      ---------   ---------
NET INCOME.................................    $  1,946    $  2,127       $  1,070    $ 31,202
                                               =========   =========      =========   =========
Basic and diluted net loss per
   share from continuing operations........    $  (0.11)   $  (0.11)      $  (0.25)   $  (0.48)

Basic and diluted net income per share
   from discontinued operations............    $   0.49    $   0.53       $   0.46    $   6.68
                                               ---------   ---------      ---------   ---------
Basic and diluted net income per share.....    $   0.38    $   0.42       $   0.21    $   6.20
                                               =========   =========      =========   =========
Weighted average common and dilutive
 potential shares outstanding..............       5,033       5,033          5,033       5,033
                                               =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.


                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Six Months Ended August 31,
                                                         2006        2005
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $  1,961   $ (13,908)
                                                      ---------   ---------
Cash flows from investing activities of
  continuing operations:
    Expenditures for property and equipment.......      (2,043)     (1,945)
    Change in restricted cash.....................         --        2,234
    Proceeds from sales of property and equipment.          60      83,711
                                                      ---------   ---------
      Net cash provided by investing activities...      (1,983)     84,000
                                                      ---------   ---------
Cash flows from financing activities of
  continuing operations:
    Repayment of notes payable....................         --      (51,341)
    Payment of minority interest..................         --      (15,775)
                                                      ---------   ---------
      Net cash used in financing activities.......         --      (67,116)
                                                      ---------   ---------
Net increase (decrease) in cash and
  cash equivalents................................         (22)      2,976
Cash and cash equivalents at beginning of period..      31,077      25,106
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 31,055    $ 28,082
                                                      =========   =========

Cash classified in continuing operations..........    $ 27,055    $ 25,082
Cash classified in discontinued operations........       4,000       3,000
                                                      ---------   ---------
                                                      $ 31,055    $ 28,082
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $    --     $ 13,346
  Cash paid for income taxes......................          32         313
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Impairment of property and equipment............    $  2,500    $    --
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
    (Dollars in thousands, except share data and unless otherwise stated)

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

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of August 31, 2006, the outstanding principal consists of $45,967 of Senior Exchange Notes and $14,713 of Secured Notes.

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

  On April 15, 2005, the Company sold its Biloxi operations for approximately $82,000. On February 24, 2006, the Company entered into a riverboat casino sale and purchase agreement (the "Pinnacle Purchase Agreement") with Pinnacle Entertainment, Inc. ("Pinnacle") for the purchase of the stock of President Missouri for approximately $31,500, subject to working capital adjustments. Consummation was subject to, among other things, potential over-bid by third parties at an auction to be held pursuant to Section 363 of the Bankruptcy Code. The Company did not receive any qualified third party bids and, accordingly, the auction was not held. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the terms of the Pinnacle Purchase Agreement. Final closing of the sale is contingent upon satisfaction of certain closing conditions, including licensing and approval of the buyer by the Missouri Gaming Commission. On August 11, 2006, President Missouri filed an amended plan of reorganization which provides, among other things, for the implementation of the Pinnacle Purchase Agreement.

  Terrence L. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as an officer and director of the Company's subsidiaries as of May 25, 2006. Following his resignation, Mr. Wirginis and a group of stockholders of the Company formed an Ad Hoc Equity Holders' Committee for the purpose of exploring development of an alternative reorganization plan for the Company, including seeking financing arrangements with third parties which would permit the Company to refinance its existing indebtedness and emerge from its bankruptcy proceedings as an operating gaming company. On August 25, 2006 the U.S. Trustee appointed the Official Committee of Equity Holders (the "Official Committee"). Mr. Wirginis is the chairman of the Official Committee. The Official Committee filed its own alternative plan of reorganization which, among other things, provided that the Company would retain ownership of President Missouri and its St. Louis gaming operations and the debt obligations of the Company and President Missouri would be reorganized with funds from third-party lenders. A disclosure statement regarding the alternative plan of reorganization for the Company proposed by the Official Committee was filed with the Bankruptcy Court.

  Pinnacle announced on July 19, 2006, that it had commenced a cash tender offer for all the outstanding 13% Senior Exchange Notes and 12% Secured Notes of the Company, and to offer to purchase all other pre-petition general unsecured claims allowed as of July 12, 2006 asserted against President Missouri in an amount not to exceed $2,000. Pinnacle disclosed that the tender offer for the Notes was eight hundred nine dollars and seven cents per one thousand dollars original principal amount in cash (which represents dollar for dollar of the outstanding principal balance), and the other offer will be at 100% of the allowed amount of each general unsecured claim. On September 14, 2006, Pinnacle announced that pursuant to the tender offer it had purchased 99.5% of the outstanding original principal of the notes. Pursuant to the tender offer, Pinnacle acquired approximately $62,000 of allowed claims against the bankruptcy estate of President Missouri. As the holder of 99.5% of the Notes, Pinnacle is expected to receive a large portion of the distribution to creditors in the Company's final plan of reorganization.

  On October 12, 2006, the Company and President Missouri announced that the Company and President Missouri had entered into a Settlement Agreement, dated as of October 10, 2006 (the "Settlement Agreement"), with Pinnacle , the Official Committee and Mr. Wirginis which resolves the dispute between the competing bankruptcy reorganization plans proposed by President Missouri and the Official Committee in President Missouri's Chapter 11 bankruptcy proceedings pending in the Bankruptcy Court. Under the Settlement Agreement, the proposed reorganization plan filed by the Official Committee will be withdrawn, and the parties have agreed to continue with the consummation of the sale of President Missouri to Pinnacle pursuant to the Pinnacle Purchase Agreement and to support the Settlement Agreement and the amended reorganization plan filed by President Missouri. The Settlement Agreement provides that the reorganization plan previously filed by President Missouri will be amended in various respects, including a reduction in the amount to be paid to the holders of the Notes under the plan by $5,000 which will be permanently waived. An additional $5,000 under the Notes will be deferred, and will be payable from one-half of any future amounts in excess of $5,000 recovered by the Company pursuant to certain pending litigation and tax refund claims. In addition, the plan will be amended to provide that a substantial contribution claim of the Official Committee will be allowed in the amount of $557, plus up to an additional $18 in substantiated fees and expenses. The parties to the Settlement Agreement have also agreed that, provided that the Settlement Agreement and the Pinnacle Purchase Agreement are in full force and effect and Pinnacle is not in breach of its obligations under the Pinnacle Purchase Agreement, the parties will support the approval of the Settlement Agreement and the confirmation of the amended President Missouri plan.

  In addition to the foregoing, the Settlement Agreement amends various provisions of the Pinnacle Purchase Agreement. Among other things, the Settlement Agreement amends the Pinnacle Purchase Agreement to provide that if the amended President Missouri plan is not confirmed prior to January 1, 2007, the purchase price payable by Pinnacle for the stock of President Missouri will be reduced by an amount equal to the adjusted EBITDA of President Missouri during the period commencing on January 1, 2007 and ending on the date on which the amended President Missouri plan is confirmed. Additionally, the Pinnacle Purchase Agreement is amended to eliminate the liquidation damages provision and to provide that the Pinnacle Purchase Agreement may be terminated by the Company or Pinnacle if the President Missouri amended plan of reorganization is not confirmed on or before June 30, 2007, or by a non-breaching party if the closing of the transaction has not occurred on or before December 31, 2007.

  At a hearing on October 16, 2006, the Settlement Agreement was approved by the Bankruptcy Court from the bench and the court indicated that an appropriate order would be entered at a later date. In addition, the final sale of President Missouri to Pinnacle is subject to, among other things, confirmation of the amended President Missouri plan and approval by the Missouri Gaming Commission of the sale of President Missouri.

  If the sale of the Company's St. Louis operations to Pinnacle is consummated under the agreed upon terms, the Company would not have any current ongoing business operations. In the event that following such sale the Company's remaining assets (including any litigation recoveries to which the Company may be entitled) are not sufficient to discharge its indebtedness and other liabilities and the Company or a third party is unable to confirm an alternative plan of reorganization, the Company may be forced to liquidate.
At this time management of the Company is unable to predict with certainty whether the sale of its St. Louis operations to Pinnacle will be consummated under the agreed upon terms, or whether the amended reorganization plan for President Missouri will be approved.

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

  JECA has entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Executive Officer, Chief Operating Officer and Director of the Company, Mr. Wirginis and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA would use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company currently estimates that the proceeds of the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively, pursuant to the JECA Proceeds Distribution Agreement were the proceeds sufficient to satisfy the Class B membership interest. On June 7, 2005, distributions of $3,539, $3,539 and $219 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $14,375 Class B membership interest redemption. During August 2005, additional distributions of $333, $333 and $70 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $1,400 Class B membership redemption. During February 2006, additional distributions of $85, $85 and $11 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $350 Class B membership redemption. Following such distribution, Mr. Vaclavik has received all distributions to which he is entitled under the JECA Proceeds Distribution Agreement.

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

  On February 24, 2006, the Company, President Missouri and Pinnacle entered into the Pinnacle Purchase Agreement. Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri will be sold for approximately $31,500, subject to working capital adjustments. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the terms of the purchase agreement with Pinnacle. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission. See "Note 1. Bankruptcy Proceedings" regarding certain amendments to the Pinnacle Purchase Agreement pursuant to the Settlement Agreement.

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

  On October 16, 2001, PBLLC filed its plan of reorganization which permitted PBLLC to restructure its debt obligations in a manner which was designed to permit it to continue as a going concern. Subsequently, on February 28, 2003, PBLLC filed Modifications to Debtor's Plan of Reorganization (together with the reorganization plan, the "Modified Plan"). On May 14, 2003, the Mississippi Bankruptcy Court entered an order confirming the Modified Plan. The Modified Plan became effective on May 28, 2003 and the Company initiated consummation of the Modified Plan at that time. The Modified Plan provided that the unsecured creditors of PBLLC would receive 100% of their claims. Under the Modified Plan, the obligations to the secured lender were modified with respect to the debt amount, the interest rate and the due date. On April 15, 2005, the Modified Indebtedness and accrued interest thereon were fully satisfied by PBLLC from the proceeds of the sale of the Company's Biloxi assets.
                                   10

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

  As of August 31, 2006, the Company had $27,055 of unrestricted cash and cash equivalents. The Company also had $4,000 of cash held in discontinued operations, representing cash to be retained by the purchasers upon the sale of the St. Louis operations. The Company requires a minimum of approximately $4,000 as working capital for the St. Louis operations. The Company is heavily dependant on cash generated from operations to continue to operate as planned and to make capital expenditures. Management anticipates that its existing available cash and cash equivalents and its anticipated cash generated from operations will be sufficient to fund its ongoing operations during the bankruptcy proceedings. Payments under the Company's defaulted debt obligations generally will be stayed during the bankruptcy proceedings. Costs previously incurred and which will be incurred in the future in connection with the reorganizations have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. To the extent cash generated from operations is less than anticipated, the Company may be required to curtail certain planned expenditures.

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

  The accompanying consolidated balance sheets as of August 31, 2006 and February 28, 2006, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Effective July 11, 2002, interest ceased to accrue on the Senior Exchange Notes and Secured Notes due to the Noteholders being deemed under secured. Contractual interest for the three-month and six-month periods ended August 31, 2006 would have been $1,951 and $3,902, and for the three-month and six-month periods ended August 31, 2005, $2,818 and $4,685, respectively.

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

  The Company consummated a sale agreement for its 36,000 square foot office building in St. Louis for $1,825 on June 23, 2005. A gain of approximately $344 was recognized as a result of this transaction. The building houses the Company's executive offices and certain casino administrative staff. Upon closing, certain areas of the building were leased back by the Company. Approximately 5,400 square feet is being leased by the Company's casino operation. The initial term of the lease was through November 30, 2005 with two one-month extensions. The Company exercised both options. The Company negotiated an amended lease agreement through the period January 31, 2007, with one six-month option. An additional area of approximately 1,400 square feet is being leased by the Company's corporate administration. The landlord and the Company have agreed to a month-to-month term.

5.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise are as follows:

                                                                  Aug. 31,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 45,967     $  45,967
              Secured Notes, 12%,.............................     14,713        14,713
              Accounts payable and other accrued expenses.....      1,502         2,637
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 63,182      $ 63,317
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes, which rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture") of the Company and its subsidiaries, are currently due and payable. In addition, the Senior Exchange Notes are unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and was zero as of August 31, 2006 and February 28, 2006. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors have pledged their equity interests in each Guarantor. The Note Indenture contains certain restrictive covenants which, among other things, limit the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

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

  See "Note 1. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes and a cash tender offer for the Notes by Pinnacle.

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

  --St. Louis

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "Columbia Purchase Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the Columbia Purchase Agreement. The closing of the transaction was contingent upon the licensing approval of Columbia Sussex and its key officers by the Missouri Gaming Commission. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission. The Company is pursuing certain action against Columbia Sussex as described below for breach of the Columbia Purchase Agreement.

  On February 24, 2006, the Company and Pinnacle entered into the Pinnacle Purchase Agreement. Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri will be sold for approximately $31,500, subject to working capital adjustments. On May 26, 2006 the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the Pinnacle Purchase Agreement. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission. See "Note 1. Bankruptcy Proceedings" regarding certain amendments to the Pinnacle Purchase Agreement pursuant to the Settlement Agreement.

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

  On February 16, 2006, the Missouri Bankruptcy Court issued a preliminary injunction for relief from the parking fees being charged by Columbia Sussex. The preliminary injunction will remain in effect until a trial on the merits unless the preliminary injunction is modified by the Missouri Bankruptcy Court prior to trial. Under the preliminary injunction, the Company currently pays one dollar and fifty cents per vehicle. As security for the preliminary injunction, the Company was required to post a $525 bond. It is anticipated the Missouri Bankruptcy Court will hold a pretrial conference on April 5, 2007. On October 11, 2006, Columbia Sussex filed a motion with the United States District Court to withdraw the reference of this case to the bankruptcy court so that the issues may be tried by jury. In the event that an unfavorable outcome for the Company occurs, the Company could be liable for the difference between one dollar and fifty cents per vehicle and a higher rate, as determined by the court. At this time management is unable to predict with any certainty what the outcome of this matter will be.

  On May 23, 2006, Columbia Sussex filed a motion with the Missouri Bankruptcy Court seeking an increase in the preliminary injunction bond by $417 immediately and by the sum of $78 per week for every additional week that the injunction remains in place, or in the alternative, that the Company post a total bond of $4,500. The motion was heard on June 13, 2006 and the Court issued an order disallowing the motion. Columbia Sussex has appealed the order disallowing this motion to the Bankruptcy Appellate Panel for the Eighth Circuit, and oral argument has been scheduled for December 7, 2006.

  In accordance with the SFAS 144, the St. Louis and Biloxi operations are accounted for as discontinued operations, as follows:

                                                                  Aug. 31,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

            ASSETS
              Cash and cash equivalents..................        $  4,000      $  3,000
              Receivables................................             226           428
              Inventories................................             366           432
              Prepaid expenses...........................           2,324         1,918
              Property and equipment.....................          32,236        32,733
                                                                 ---------     ---------
                                                                 $ 39,152      $ 38,511
                                                                 =========     =========
            LIABILITIES

              Accounts payable...........................        $  1,133      $  1,546
              Income taxes payable.......................              16            32
              Accrued payroll and benefits...............           1,593         1,535
              Other accrued liabilities..................           2,785         3,743
                                                                 ---------     ---------
                                                                 $  5,527      $  6,856
                                                                 =========     =========

                                                                  Aug. 31,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

            ASSETS
              St. Louis operations.......................        $ 39,151      $ 38,361
              Biloxi operations..........................               1            150
                                                                 ---------     ---------
                                                                 $ 39,152      $ 38,511
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $  5,044      $  5,985
              Biloxi operations..........................             483           871
                                                                 ---------     ---------
                                                                 $  5,527      $  6,856
                                                                 =========     =========

  The Company's St. Louis segment had operating income of $2,583 consisting of revenues of $16,176 and operating expenses of $13,593 during the three-month period ended August 31, 2006, compared to operating income of $2,125, consisting of revenues of $16,022 and operating expenses of $13,897 during the three-month period ended August 31, 2005. The Company's St. Louis segment had operating income of $2,611 consisting of revenues of $33,302 and operating expenses of $30,691 during the six-month period ended August 31, 2006, compared to operating income of $5,198, consisting of revenues of $33,913 and operating expenses of $28,715 during the six-month period ended August 31,

2005. Included in expense during the six-month period ended August 31, 2006 is an asset impairment of $2,500. The three-month and six-month periods presented exclude depreciation in accordance with SFAS 144.

  The Company's Biloxi segment had operating income of $14, consisting primariy of adjustments to working capital during the three-month period ended August 31, 2006, compared to an operating loss of $129, consisting of operating expenses during the three-month period ended August 31, 2005. The Company's Biloxi segment had operating income of $5 during the six-month period ended August 31, 2006, compared to operating income of $324, consisting of revenues of $5,547 and operating expenses of $5,223 during the six-month period ended August 31, 2005. The sale of the Biloxi property was completed April 15, 2005.

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

  Primarily, the income from the Company's Missouri operations generated federal income taxes of $366 which has been offset by a portion of the Company's net operating loss carryforward. The use of the Company's net operating loss carryforward generated no additional alternative minimum tax liability and credit. Given the level of operations, the increased competition, the contingencies related to the closing of the sale of the St. Louis operations and the overall uncertainty as to the timing of the Company's ability to return to profitability, management determined that the remaining tax benefits do not satisfy the recognition criteria and accordingly the Company maintains a 100% valuation allowance against the Company's deferred tax assets. All state income taxes except the City of St. Louis earnings tax related to this income are offset by appropriate net operating losses. The Company's total income tax expense of $51 for the period ending August 31, 2006 is reflected in discontinued operations.

  The components of the net deferred tax asset are as follows:

                                                   Aug. 31,    February 28,
                                                     2006          2006
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 65,534      $ 66,172
       Pre-opening costs and intangible
         assets..............................          621           853
       Accounting reserves and liabilities...          932           896
       Tax credits...........................          280           280
       Other.................................           55            55
                                                  ---------     ---------
                                                    67,422        68,256
       Less: Valuation allowance.............      (59,135)      (59,575)
                                                  ---------     ---------
                                                     8,287         8,681
     Deferred tax liabilities:
       Property..............................        8,287         8,681
                                                  ---------     ---------
          Net deferred tax asset.............     $     -       $    --
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

  Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123R, the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during either the six-month period ended August 31, 2006 or the fiscal year ended February 28, 2006.

  A summary of the Company's stock option plans for the six-month period ended August 31, 2006 is as follows:

                                                                Weighted-Average   Aggregate
                                            Weighted-Average        Remaining      Intrinsic
                                  Options    Exercise Price     Contractual Life     Value (a)

Outstanding at March 1, 2006...     615,967      $0.87                --                 --
Granted........................         --         --                 --                 --
Exercised......................         --         --                 --                 --
Expired........................     (11,250)      0.87                --                 --
Forfeited......................     (17,017)      0.87                --                 --
                                   ---------     ------           --------           --------
Outstanding at Aug. 31, 2006...     587,700      $0.87             2.2 yrs           $  (306)
                                   =========     ======           ========           ========

Exercisable at Aug. 31, 2006...     587,700      $0.87             2.2 yrs           $  (306)

(a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of the Company's common stock as of August 31, 2006.

9. COMMITMENTS AND CONTINGENT LIABILITIES

Bankruptcy Actions

  On June 20, 2002, the Company together with its subsidiary, President Missouri filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Mississippi Bankruptcy Court. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except President New York and PBLLC, to the Missouri Bankruptcy Court, where they are now pending and being administered. President New York subsequently had its Chapter 11 case dismissed and PBLLC subsequently emerged from Chapter 11. In addition bankruptcy plans of liquidation have been confirmed for President Mississippi, BHI and Vegas Vegas. The Company and its subsidiaries, except as noted, each continue in possession and use of their assets as debtors-in-possession. See "Note 1. Bankruptcy Proceedings."

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

Legal Proceedings

  -- Columbia Sussex

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

  On February 16, 2006, the Missouri Bankruptcy Court issued a preliminary injunction prohibiting Columbia Sussex from charging more than one dollar and fifty cents per patron vehicle for validated parking for casino patrons. The preliminary injunction will remain in effect until a trial on the merits unless the injunction is modified by the Court prior to trial. As security for the preliminary injunction, the Company was required to post a $525 bond. It is anticipated the Missouri Bankruptcy Court will hold a pretrial conference on April 5, 2007. On October 11, 2006, Columbia Sussex filed a motion with the United States District Court to withdraw the reference of this case to the bankruptcy court so that the issues may be tried by jury. In the event that an unfavorable outcome for the Company occurs, the Company could be liable for the difference between one dollar and fifty cents per vehicle and a higher rate, as determined by the court. At this time management is unable to predict with any certainty what the outcome of this matter will be.

  On May 23, 2006, Columbia Sussex filed a motion with the Missouri Bankruptcy Court seeking an increase in the preliminary injunction bond by $417 immediately and by the sum of $78 per week for every additional week that the injunction remains in place, or in the alternative, that the Company post a total bond of $4,500. The motion was heard June 13, 2006 and the Court issued an order denying the motion. Columbia Sussex has appealed the order disallowing this motion to the Bankruptcy Appellate Panel for the Eighth Circuit, and oral argument has been scheduled for December 7, 2006.

  -- Tax Matters

  President Missouri has filed claims for refund for sales and use taxes that it paid to the State of Missouri on the cost of the food provided to its patrons as free meals, and on gaming tables and gaming devices (collectively, "Gaming Devices"), for the periods January 1, 1995 through February 28, 2003. President Missouri is claiming that the cost of the free meals and the cost of the Gaming Devices leased by President Missouri qualify for Missouri's resale exclusion, because the Missouri Gaming Tax is the functional equivalent of Missouri's sales tax. President Missouri has filed claims for refund for approximately $641, plus applicable interest for the years at issue. Both issues (the food and the Gaming Devices) are recurring; thus, the case will set an important precedent, barring legislative changes. On May 1, 2006, the Missouri Administrative Hearing Commission (the "Commission") rendered its decision in favor of President Missouri in regard to the food ($506 or approximately 79% of the amount in controversy, plus interest) and in favor of the Missouri Department of Revenue in regard to the Gaming Devices and a minor amount of other items (the rest of the amount in controversy, or approximately $135). The Commission's holding was based on the fact that President Missouri's restaurant operations were normally subject to the sales tax and that the Gaming Devices were not. The Commission ruled that the gaming tax was not the substantial equivalent of the sales tax. Both President Missouri and the Missouri Department of Revenue have appealed the Commission's decision to the Missouri Supreme Court, which appeals are pending.

  The Company has filed an income tax refund with Iowa in the amount of approximately $1,100. The Company formerly conducted gaming operations in the state of Iowa. Under Iowa law, computer equipment is generally exempt from sales and use taxes. However "point-of-sale" computer equipment, such as cash registers, is subject to taxation. Historically in Iowa, slot machines were considered to be subject to sales and use tax. The Company is challenging this position under the theory that a slot machine is "computer equipment" subject to exemption and has sought a refund for past paid sales and use tax. The refund was denied and the Company is currently appealing this decision. Management is unable to predict with certainty the outcome of this appeal.

  -- M/V "Anne Holly" Incident

  On April 4, 1998, the "Admiral", the vessel on which the Company conducts its St. Louis casino operations, was struck by barges from the tow of the M/V "Anne Holly." The "Admiral" was partially dislodged from its mooring because of the impact with the barges. In the incident, the "Admiral" sustained damage to its hull and external structures. Additionally, approximately 150 patrons claim various types of injuries and damages against the "Admiral" and against the operator of the M/V "Anne Holly." The "Admiral" had to be closed and lost business and profits as a result of the incident. A limitation proceeding, captioned "In the Matter of the Complaint of American Milling Company, UN Limited, H & B Marine, Corporations and American Milling, LP, a Limited Partnership, for Exoneration from or Limitation of Liability" was filed in the United States District Court, Eastern District of Missouri. The Company has filed a claim in the limitation proceeding for damages caused by the collision including hull and property damage, loss of revenue while the "Admiral" was not in operation and damages for other claims which have been made and which are anticipated to be made against the Company. The Company is pursuing both insured and uninsured claims against the owners and operators of the M/V "Anne Holly." In January 2000, the Company filed suit against the captain who had been operating the M/V "Anne Holly" at the time of the accident. This suit was consolidated with the limitation of liability action on May 4, 2000. Following trial, on June 12, 2003, the Court issued a ruling allocating 80% of the fault for this collision to American Milling, Winterville Marine and Capt. Johnson and 20% of the fault to Company interests. The Court determined that American Milling and Winterville are entitled to limit their liability to the value of the M/V "Anne Holly," $2,200, plus 6% interest from the date of filing of their complaint in April 1998. The Company filed an appeal in the United States Court of Appeals for the Eighth Circuit, and on May 17, 2005, the Eighth Circuit Court of Appeals issued a decision reversing the trial court on the issue of whether Winterville qualifies as an owner under the Limitation of Liability Act and could therefore limit their liability. A petition for rehearing filed by Winterville was denied. The damages phase of the Limitation Action has yet to begin and has not yet been set for trial. Separate actions were filed by the underwriters for American Milling in New York in December 2004 and January

2006 to determine whether insurance coverage for the incident will be available to cover Winterville and/or Captain Johnson. The insurance coverage action is being defended by the Company and its insurance carriers who are pursuing subrogation claims in the Limitation Action for the incident.

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

12. SUBSEQUENT EVENT

  The Company has ratified a collective bargaining agreement with certain St. Louis gaming, service and maintenance employees effective October 2, 2006. Under the terms of the agreement the employees subject to the agreement will receive a wage increase and employees working certain shifts will receive a differential increase. In lieu of implementing increased wages from the October 2005 date of expiration of the previous collective bargaining agreement, the subject employees will receive a one-time signing bonus in an amount based on years of service. As of August 31, 2006, the signing bonuses were fully accrued. The agreement will be effective until October 1, 2007 and is subject to approval of the Missouri Bankruptcy Court, set for hearing on October 26, 2006.

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

  The Biloxi operations were sold on April 15, 2005. The Company has an agreement to sell its St. Louis, Missouri gaming operations. At this point management is unable to predict with certainty when or if the sale of the St. Louis operations will be completed.

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

  On October 10, 2000, the Company sold the assets of its Davenport, Iowa operations for aggregate consideration of $58.2 million in cash. On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provided for a proposed restructuring of the Company's debt obligations under the Notes and the application of certain of the proceeds received by the Company from the sale of the Company's Davenport assets. Approximately $43.0 million of the proceeds from the sale were deposited with a trustee. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Notes; $25.0 million was used to partially redeem the Notes; and $5.2 million was used to pay interest due March 15, 2001 on the Notes. Subsequently, the Company was unable to make principal and interest payments due September 15, 2001. As of August 31, 2006, principal due on the Senior and Secured Notes was $46.0 million and $14.7 million, respectively.

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

  On February 24, 2006, the Company entered into an agreement (the "Pinnacle Purchase Agreement") with Pinnacle Entertainment, Inc. ("Pinnacle") for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. The Pinnacle Purchase Agreement has been approved by the Missouri Bankruptcy Court. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission. See "Item 1. Financial Statements - Note 1, Bankruptcy Proceedings" regarding certain amendments to the Pinnacle Purchase Agreement.

  Pinnacle announced on September 14, 2006 that it had completed a cash tender offer for the Notes and other pre-petition general unsecured claims allowed as of July 12, 2006, asserted against President Missouri. Pursuant to the tender offer, Pinnacle acquired an aggregate of approximately $62.0 million of allowed claims against the bankruptcy estate of President Missouri.

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

Results of Operations

  The results of continuing operations for the three-month and six-month periods ended August 31, 2006 and August 31, 2005 include only those expenses resulting from corporate administration. The gaming and hotel (the "Broadwater Property") results for the Company's operations in Biloxi, Mississippi are classified as discontinued operations as a result of the sale of the assets in April 2005. The anticipated sale of the St. Louis casino requires the Company to classify the St. Louis operations in discontinued operations.

  The following table highlights the results of the Company's operations during the periods presented.

                                    Three Months            Six Months
                                   Ended August 31,       Ended August 31,
                                    2006      2005         2006      2005
                                   ------    ------       ------    ------
                                                 (in millions)

Continuing Operations

Corporate Administrative
  Operating loss                  $ (0.5)   $ (0.7)      $ (1.2)   $ (1.4)

Discontinued Operations

St. Louis, Missouri Operations
  Operating revenues               $ 16.2    $ 16.0       $ 33.3    $ 33.9
  Operating income                    2.3       2.1          2.6       2.4

Biloxi, Mississippi Operations
  Operating revenues               $  --     $  --        $  --     $  5.7
  Operating income (loss)             --       (0.1)         --        0.7

  The following table highlights cash flows of the Company's operations.

                                             Six Months
                                           Ended August 31,
                                           2006      2005
                                          ------    ------
                                            (in millions)

Cash flows provided by (used in)
  operating activities                    $  2.0    $(13.9)
Cash flows provided by (used in)
  investing activities                      (2.0)     84.0
Cash flows used in
  financing activities                        --     (67.1)
Cash paid for interest                        --      13.3
Cash paid for income taxes                    --       0.3

Three-Month Period Ended August 31, 2006 Compared to the Three-Month Period Ended August 31, 2005

  Operating revenues of continuing operations. As of August 31, 2006, the Company had sold it Biloxi operations and had entered into a purchase agreement for the sale of the Company's St. Louis operations which was approved by the Bankruptcy Court. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $0.5 million during the three-month period ended August 31, 2006 compared to $0.7 million during the three-month period August 31, 2005. The decrease is primarily the result of a reduction in payroll and payroll benefits of the corporate office.

  Operating loss. As a result of the foregoing items, the Company had an operating loss of $0.5 million during the three-month period ended August 31, 2006 compared to $0.7 million during the three-month period ended August 31, 2005.

  Interest income. The Company had interest income of less than $0.1 million during the three-month period ended August 31, 2006 compared to $0.1 million during the three-month period ended August 31, 2005. The decrease is the result of interest earned on the certificates of deposit that were purchased with the proceeds from the sale of the Biloxi assets prior to the proceeds distribution.

  Reorganization items. The Company incurred reorganization items of less than $0.1 million during the three-month period ended August 31, 2006 compared to income of $0.2 million during the three-month period ended August 31, 2005. Reorganization expense is largely attributable to legal fees associated with the Company's bankruptcy proceedings. The increase in reorganization costs is primarily the result of a change in estimate related to pre-petition liabilities.

  Minority interest expense. The Company incurred less than $0.1 million in minority interest expense during the three-month period ended August 31, 2006 compared to $0.1 million during the three-month period ended August 31, 2005. During both periods the minority interest arises from JECA's Class B Unit of PBLLC. The decrease is a result of the Company redeeming $15.8 million Class B membership interest during the three-month period ended August 31, 2005.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $0.5 million during the three-month period ended August 31, 2006 compared to a net loss from continuing operations of $0.6 million during the three-month period ended August 31, 2005.

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

  On February 24, 2006, the Company, President Missouri and Pinnacle entered into the Pinnacle Purchase Agreement. Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri will be sold for approximately $31.5 million, subject to working capital adjustments. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the terms of the purchase agreement with Pinnacle. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission.

  The Company's St. Louis operating segment had operating income of $2.6 million, consisting of revenues of $16.2 million and operating expenses of $13.6 million, during the three-month period ended August 31, 2006, compared to operating income of $2.1 million, consisting of revenues of $16.0 million and operating expenses of $13.9 million, during the three-month period ended August 31, 2005. Net revenues increased $0.5 million primarily as a result of the completion of the casino floor upgrade. With the upgrade, the slot floor is now 100% ticket-in ticket-out and includes more lower denomination, multi-line games. The move to ticket-in ticket-out has increased play and the multi-line games have a higher hold. Operating expenses decreased $0.3 million as a result of a decrease in payroll and payroll benefits due to a reduction in number of employees as a result of the completion of the transition to the ticket-in-ticket-out system. The St. Louis segment had net income of $2.5 million during the three-month period ended August 31, 2006, compared to net income of $2.8 million during the three-month period ended August 31, 2005. The prior year quarter included a $0.4 million gain on the sale of the St. Louis office building. The current year quarter includes an increase of $0.5 million of reorganization costs due to prior year reductions of expense as a result of a change in estimates and the current period including a greater amount of professional fees related to the St. Louis reorganization.

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

  The Company's Biloxi operating segment had net operating income of less than $0.1 million, consisting of adjustments to estimates of assets and liabilities during the three-month period ended August 31, 2006, compared to a net operating loss of $0.1 million, consisting exclusively of operating expenses during the three-month period ended August 31, 2005.

  Net income. The Company generated net income of $1.9 million during the three-month period ended August 31, 2006, compared to net income of $2.1 million during the three-month period ended August 31, 2005.

Six-Month Period Ended August 31, 2006 Compared to the Six-Month Period Ended August 31, 2005

  Operating revenues from continuing operations. As of August 31, 2006, the Company had sold it Biloxi operations and had entered into a purchase agreement for the sale of the Company's St. Louis operations which was approved by the Bankruptcy Court. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $1.2 million during the six-month period ended August 31, 2006 compared to $1.4 million during the six-month period ended August 31, 2005. Corporate overhead decreased $0.2 million as the result of a decrease in payroll and payroll benefits due to less employees on the corporate payroll in the current year and to the accrual of severance for employees who are no longer employed by the Company in the prior year.

  Operating loss. As a result of the foregoing items, the Company had an operating loss of $1.2 million during the six-month period ended August 31, 2006, compared to an operating loss of $1.4 million during the six-month period ended August 31, 2005.

  Interest income. The Company had interest income of less than $0.1 million during the six-month period ended August 31, 2006 compared to $0.2 million during the six-month period ended August 31, 2005. The decrease is the result of interest earned on certificates of deposit that were purchased with the proceeds from the sale of the Biloxi assets prior to the distribution of the proceeds during the six-month period ended August 31, 2005.

  Reorganization items. The Company incurred reorganization items of less than $0.1 million during the six-month period ended August 31, 2006 compared to $0.7 million during the six-month period ended August 31, 2005. Reorganization items are largely attributable to legal fees associated with the Company's bankruptcy proceedings. The decrease in reorganization costs is primarily the result of the $0.5 million in professional costs for legal fees during the prior year.

  Minority interest expense. The Company incurred $0.1 million in minority interest expense during the six-month period ended August 31, 2006 compared to $0.5 million during the six-month period ended August 31, 2005. During both periods the minority interest arises from Mr. Connelly's Class B Unit of the Broadwater Property. The decrease is the result of the Company redeeming $15.8 million of the membership interest during June and August 2005.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $1.3 million during the six-month period ended August 31, 2006 compared to a net loss of $2.4 million during the six-month period ended August 31, 2005.

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

  On February 24, 2006, the Company, President Missouri and Pinnacle entered into the Pinnacle Purchase Agreement for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. The Pinnacle Purchase Agreement has been approved by the Missouri Bankruptcy Court. Final closing of the sale is contingent upon satisfaction of certain closing conditions including licensing and approval of the buyer by the Missouri Gaming Commission. See "Item 1. Financial Statements - Note 1, Bankruptcy Proceedings" regarding certain amendments to the Pinnacle Purchase Agreement.

  The Company's St. Louis operating segment had net operating income of $2.6 million, consisting of revenues of $33.3 million and operating expenses of $30.7 million, during the six-month period ended August 31, 2006, compared to operating income of $5.2 million, consisting of revenues of $33.9 million and operating expenses of $28.7 million, during the six-month period ended August 31, 2005. Net gaming revenues decreased $0.6 million as a result of a decrease in volume due to continued strong advertising and promotions by two competitors in the St. Louis market which have significantly greater name recognition and financial resources. Operating expenses, other than asset impairment, decreased $0.5 million during the six-month period ended August 31, 2006 compare to the six-month period ended August 31, 2005 as a result of a decrease in payroll and payroll benefits due to a reduction in number of employees. Included in operating expenses during the six-month period ended August 31, 2006, is a $2.5 million asset impairment related to valuation of the "Admiral" which resulted from management's assessment of the fair value of the St. Louis assets. Included in other income (expense) was $0.8 million in reorganization items, net during the six-month period ended August 31, 2006 compared to a credit balance of $0.2 million during the six-month period ended August 31, 2005. During the six-month period ended August 31, 2006 a greater amount of legal fees related to the St. Louis bankruptcy estate were allocated to St. Louis. During the prior year six-month period, estimates of accruals were adjusted to more accurately reflect the property's pre-petition liabilities, which resulted in a net credit balance. The St. Louis segment had net income of $2.4 million during the six-month period ended August 31, 2006, compared to net income of $6.1 million during the six-month period ended August 31, 2005.

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

  The Company's Biloxi operating segment had net operating income of less than $0.1 million during the six-month period ended August 31, 2006 compared to operating income of $0.3 million, consisting of revenues of $5.5 million and operating expenses of $5.2 million during the six-month period ended August 31, 2005. During the six-month period ended August 31, 2005, the Biloxi segment operated for 45 days before it was sold. The Biloxi segment had a net loss of less than $0.1 million during the six-month period ended August 31, 2006, compared to a net income of $27.4 million during the six-month period ended August 31, 2005. Included in net income for the six-month period ended August 31, 2005 is a $27.7 million gain, net of tax expense of $6.0 million, resulting from the sale of the Biloxi assets.

  Net income. The Company generated net income of $1.1 million during the six-month period ended August 31, 2006, compared to net income of $31.2 million during the six-month period ended August 31, 2005.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets.

  As discussed above, the Company and its operating subsidiaries, with the exception of PBLLC and President Riverboat Casino-New York, Inc., are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will continue to incur significant professional fees and other restructuring costs in connection with the reorganization. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based upon current and anticipated levels of operations, during the pendency of the bankruptcy, management believes that its liquidity and capital resources will be sufficient to maintain its St. Louis operations at current levels until the anticipated sale of the property. Costs previously incurred and to be incurred in the future in connection with the reorganization have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to reorganize its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the reorganization period. The Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Additionally, any significant interruption or decrease in the revenues derived by the Company from its St. Louis operations would have a material adverse effect on the Company's liquidity and the ability to maintain the Company's operations as presently conducted.

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes. On August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of August 31, 2006, principal due on the Senior and Secured Notes was $46.0 million and $14.7 million, respectively.

  As of August 31, 2006, the Company had $27.0 million of non-restricted cash and cash equivalents. The Company's St. Louis operations require approximately $4.0 million to fund daily operations. As of August 31, 2006, the St. Louis operations had $29.0 million of non-restricted cash of which $4.0 million is included in "Assets of Discontinued Operations."

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

  The Company generated $1.9 million of cash from operating activities during the six-month period ended August 31, 2006, compared to using $13.9 million during the six-month period ended August 31, 2005. Included in cash provided from operating activities is $2.5 million asset impairment valuation during the six-month period ended August 31, 2006. Included in cash used in operating activities are payments of interest of $13.3 million during the six-month period ended August 31, 2005.

  Investing activities of the Company used $2.0 million of cash during the six-month period ended August 31, 2006, compared to $84.0 million during the six-month period ended August 31, 2005. During the six-month period ended August 31, 2006, the Company used $2.0 million for expenditures primarily on gaming equipment. During the six-month period ended August 31, 2005, the Company received proceeds from the sale of the Biloxi assets of approximately $82.0 million and proceeds from the sale of its office building in St. Louis of approximately $1.7 million.

  The Company had no financing activities during the six-month period ended August 31, 2006, compared to used $67.1 million during the six-month period ended August 31, 2005. During the six-month period ended August 31, 2005, the Company used proceeds from the sale of the Biloxi assets to pay in full $36.6 million of the principal debt obligation of PBLLC, $13.9 million to partially pay the principal debt obligation to the Noteholders and $750,000 to pay in full the note on the M/V "President Casino-Mississippi." Additionally, the

Company redeemed $15.8 million of the Class B membership interest in PBLLC.

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas, Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors AIG Global Investments Corp. and MacKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Affiliates, following adjustments required under the Mississippi Asset Sale Agreement, have been allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. The Company currently estimates that (i) an aggregate of approximately $27.9 million of the indebtedness due the Noteholders could be paid, (ii) in respect of the liquidation preference of its Class B membership interest in PBLLC, JECA could receive approximately $16.6 million of the proceeds of the sale of the Mississippi Affiliates plus accrued interest, and an additional approximately $2.8 million of the proceeds of the sale of the Company's St. Louis operations (assuming the sale of the St. Louis operations is consummated in accordance with its present terms as described below and the Noteholders are paid in full). During the six-month period ended August 31, 2005, the Company paid $27.0 million of indebtedness to the Noteholders and redeemed $15.8 million of JECA's Class B membership interest in PBLLC. The Company made no such distributions during the six-month period ended August 31, 2006.

Critical Accounting Policies

  --Significant Accounting Policies and Estimates

  The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of the Company's accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to property and equipment, asset impairment, insurance reserves and player point liability require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management's judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from the Company's estimates. To provide an understanding of the methodology applied, significant accounting policies and basis of presentation are discussed where appropriate in this discussion and analysis and in the notes of the consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of August 31, 2006, the Company had $60.7 million of debt that bears contractual interest at fixed rates and is classified as liabilities subject to compromise. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

  As of August 31, 2006, the Company is obligated to pay under the Class B Unit of Mr. Connelly in PBLLC a priority return based on a percentage per annum equal to the greater of (i) 7.75% or (ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. As of August 31, 2006, the minority interest on the balance sheet is comprised of $3.7 million, related to its obligation to redeem the Class B Unit. On June 7, 2005, August 25, 2005 and February 15, 2006, the Company redeemed $14.4 million, $1.4 million and $0.4 of the Class B Unit, respectively. As of August 31, 2006, the interest rate applicable to the Class B Unit carried a variable rate of 7.75%. An increase of one percentage point in the average interest rate applicable to the variable rate debt outstanding as of August 31, 2006, would not significantly increase the Company's annual contractual interest costs.

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

  (b)  Changes in Internal Control Over Financial Reporting

  There have been no changes in the Company's internal control over financial reporting during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company has 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the

Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally, the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. In November 2000, the Company paid (i) $12.8 million interest and (ii) $18.75 million and $6.25 million principal on the Senior Exchange Notes and Secured Notes, respectively. The Company did not make the interest payments due September 15, 2001 and March 15, 2002. On June 20, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Noteholders of the Senior Exchange Notes and the Secured Notes were deemed by management to be under secured and as a result, interest ceased to accrue as of the date of thereof. Total arrearage as of July 11, 2002, was $56.25 million of principal and $10.0 million of interest on the Senior Exchange Notes and $18.75 million of principal and $2.6 million of interest on the Secured Notes. During fiscal 2004, the Company paid $0.5 million interest from the proceeds on the sale of the "Surfside Princess" to the Noteholders' trustees. On June 7, 2005, the Company paid $12.6 million interest and $12.6 million principal to the trustees. On August 26, 2005 and February 15, 2006, the Company paid $1.4 million and $0.4 million of principal to the trustees, respectively.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: October 19, 2006                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
   2 Riverboat Casino Sale and Purchase Agreement entered into as of 30th day of September, 2004, by and among President Casinos, Inc., debtor and debtor-in-possession in a Chapter 11 bankruptcy case, Case No. 02-53005 pending in the United
            States Bankruptcy Court for the Eastern District of
            Missouri (the "Company"), President Riverboat Casino-Missouri, Inc. ("President Missouri") and Columbia Sussex, Inc. (9)
   2.1 Sale and Purchase Agreement, dated as of November 15, 2004, by and between The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President
            Broadwater Hotel, LLC ("PBLLC"), on the one hand, and Broadwater Properties, LLC, on the other hand. (10)
   2.2 Amendment to Sale and Purchase Agreement, dated as of November 29, 2004, by and between President Mississippi, Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), PBLLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (11)
   2.3 First Amended Jointly Proposed Chapter 11 Plan of Reorganization dated June 23, 2005 for Debtor President Riverboat Casino-Missouri, Inc.
   2.4 Modifications to First Amended Jointly Proposed Plan of Reorganization of President Riverboat Casino-Missouri, Inc., dated June 23, 2005.
   2.5 Riverboat Casino Sale and Purchase Agreement entered into as of February 24, 2006, by and among President Casinos, Inc., debtor and debtor-in-possession in a chapter 11 bankruptcy case, Case No. 02-53005 pending in the United States Bankruptcy Court for the Eastern District of Missouri, President Riverboat Casino-Missouri, Inc. and Pinnacle Entertainment, Inc. (12)
   2.6 Settlement Agreement, dated as of October 10, 2006, by and among Pinnacle Entertainment, Inc., the Official Equity Committee of Equity Security Holders of President Casinos, Inc., President Casinos, Inc. President Riverboat Casino-Missouri, Inc. and Terrence L. Wirginis. (13)
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York
            ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)

   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Missouri, President Mississippi, TCG/Blackhawk, Inc. ("Blackhawk"), P.R.C.-Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and The Connelly Group, LP ("TCG") and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   31.1 Certification of Chief Executive Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   31.2 Certification of Chief Financial Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(3) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997 filed October 10, 1997.
(5) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(6) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(7) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(8) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 31, 2004.
(10) Incorporated by reference from the Company's Report on Form 8-K dated November 15, 2004.
(11) Incorporated by reference from the Company's Report on Form 8-K dated November 29, 2004.
(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2006 filed on May 30, 2006.
(13) Incorporated by reference from the Company's Report on Form 8-K dated October 10, 2006.