Form 10-Q
period 2006-11-30
PRESIDENT CASINOS INC
filed 2007-01-22
CIK 888507

============================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the quarterly period ended November 30, 2006

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

               P.O. Box 220645, St. Louis, Missouri 63122-6145
             ----------------------------------------------------
               Address of principal executive offices-Zip Code

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of January 22, 2007.

============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 28, 2006.............................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three and Nine Months Ended November 30, 2006 and 2005......2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 2006 and 2005................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................23

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....34

  Item 4.  Controls and Procedures.......................................34

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................35

  Item 1A. Risk Factors..................................................35

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...35

  Item 3.  Defaults Upon Senior Securities...............................35

  Item 4.  Submission of Matters to a Vote of Security Holders...........36

  Item 5.  Other Information.............................................36

  Item 6.  Exhibits......................................................36

Signature................................................................37

Part I.  Financial Information
Item 1.  Financial Statements

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                             (in thousands, except share data)

                                                                          Nov. 30,   Feb. 28,
                                                                            2006       2006
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $ 28,199   $ 28,077
  Assets of discontinued operations.....................................    37,201     38,511
  Prepaid expenses and other current assets.............................       224        170
                                                                          ---------  ---------
      Total current assets..............................................    65,624     66,758

Property and Equipment, net.............................................         4          2
                                                                          ---------  ---------
                                                                          $ 65,628   $ 66,760
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $     19   $     89
  Accrued payroll and benefits..........................................       241        258
  Other accrued liabilities.............................................       391        525
  Liabilities of discontinued operations................................     5,191      6,856
                                                                          ---------  ---------
      Total current liabilities.........................................     5,842      7,728

Minority Interest.......................................................     3,298      3,531
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................     9,140     11,259

Liabilities Subject to Compromise.......................................    53,179     63,317
                                                                          ---------  ---------
         Total liabilities..............................................    62,319     74,576
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --
Stockholders' Equity (Deficit):
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................   (98,722)  (109,847)
                                                                          ---------  ---------
      Total stockholders' equity (deficit)..............................     3,309     (7,816)
                                                                          ---------  ---------
                                                                          $ 65,628   $ 66,760
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                                      PRESIDENT CASINOS, INC.
                                      (DEBTORS-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                             (in thousands, except per share data)

                                                 Three Months               Nine Months
                                                Ended Nov. 30,             Ended Nov. 30,
                                               2006        2005           2006        2005
                                              ------      ------         ------      ------

OPERATING REVENUES.........................  $    --     $    --        $    --     $    --

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative......       491         575          1,658       1,987
  Depreciation and amortization............       --          --               1           2
                                             ---------   ---------      ---------   ---------
    Total operating costs and expenses.....       491         575          1,659       1,989
                                             ---------   ---------      ---------   ---------
OPERATING LOSS.............................      (491)       (575)        (1,659)     (1,989)
                                             ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................        18          18             53         248
  Reorganization items, net................     9,992          (5)        10,007        (751)
                                             ---------   ---------      ---------   ---------
    Total other income (expense)...........    10,010          13         10,060        (503)
                                             ---------   ---------      ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............     9,519        (562)         8,401      (2,492)
Minority interest..........................      (371)         72           (233)        564
                                             ---------   ---------      ---------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...     9,890        (634)         8,634      (3,056)
                                             ---------   ---------      ---------   ---------
Income from discontinued operations........       165       2,350          2,491      35,974
                                             ---------   ---------      ---------   ---------
NET INCOME.................................  $ 10,055    $  1,716       $ 11,125    $ 32,918
                                             =========   =========      =========   =========
Basic and diluted net income (loss) per
   share from continuing operations........  $   1.97    $  (0.26)      $   1.72    $  (0.61)

Basic and diluted net income per
   share from discontinued operations......  $   0.03    $   0.11       $   0.49    $   7.15
                                             ---------   ---------      ---------   ---------
Basic and diluted net income
   per share...............................  $   2.00    $   0.34       $   2.21    $   6.54
                                             =========   =========      =========   =========
Weighted average common and dilutive
 potential shares outstanding..............     5,033       5,033          5,033       5,033
                                             =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                                    2

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                  Nine Months Ended Nov. 30,
                                                         2006        2005
                                                        ------      ------
Net cash provided by (used in)
  operating activities............................    $  3,133    $(11,179)
                                                      ---------   ---------
Cash flows from investing activities from
   continuing operations:
  Expenditures for property and equipment.........      (2,103)     (2,438)
  Change in restricted cash.......................         --        2,234
  Proceeds from sales of property and equipment...          92      83,724
  Maturity of short-term investments..............         --          350
                                                      ---------   ---------
    Net cash provided by investing
     activities from continuing operations........      (2,011)     83,870
                                                      ---------   ---------
Cash flows from financing activities from
    continuing operations:
  Repayment of notes payable......................         --      (51,341)
  Minority interest payments......................         --      (15,775)
                                                      ---------   ---------
    Net cash used in financing activities
      from continuing operations..................         --      (67,116)
                                                      ---------   ---------
Net increase in cash and cash equivalents.........       1,122       5,575

Cash and cash equivalents at beginning of period..      31,077      25,106
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $ 32,199    $ 30,681
                                                      =========   =========
Cash and cash equivalents from
  continuing operations...........................      28,199      30,681
Cash and cash equivalents from
  discontinued operations.........................       4,000         --
                                                      ---------   ---------
 Total cash and cash equivalents..................    $ 32,199    $ 30,681
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................    $    --     $ 13,346
  Cash paid for income taxes......................          67         313

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Impairment of property and equipment.............   $   3,950   $     --
                                                      ==========  =========

See Notes to Condensed Consolidated Financial Statements.

                                    3

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

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6,375 which were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75,000 13% Senior Exchange Notes (the "Senior Exchange Notes") and $25,000 12% Secured Notes (the "Secured Notes" and, collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000, and was continuing as of November 30, 2006. Additionally, the Company was unable to pay the $25,000 principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of November 30, 2006, the outstanding principal consists of $38,391 of Senior Exchange Notes and $12,289 of Secured Notes.

  On June 20, 2002, President Casinos, Inc. and its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owned and operated the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). On July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President Riverboat Casino-New York, Inc. ("President New York") and President Broadwater Hotel, LLC, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where the latter proceeding is now pending and being administered.

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

  On April 15, 2005, the Company sold its Biloxi operations for approximately $82,000. On February 24, 2006, the Company entered into a riverboat casino sale and purchase agreement (the "Pinnacle Purchase Agreement") with Pinnacle Entertainment, Inc. ("Pinnacle") for the purchase of the stock of President Missouri for approximately $31,500, subject to working capital adjustments. Consummation was subject to, among other things, potential over-bid by third parties at an auction to be held pursuant to Section 363 of the Bankruptcy Code. The Company did not receive any qualified third party bids and, accordingly, the auction was not held. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the terms of the Pinnacle Purchase Agreement. Final closing of the sale was contingent upon satisfaction of certain closing conditions, including licensing and approval of the buyer by the Missouri Gaming Commission. On August 11, 2006, President Missouri filed an amended plan of reorganization which provides, among other things, for the implementation of the Pinnacle Purchase Agreement. The sale was completed on December 20, 2006. See "Note 13. Subsequent Event."

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

  Pinnacle announced on July 19, 2006, that it had commenced a cash tender offer for all the outstanding 13% Senior Exchange Notes and 12% Secured Notes of the Company, and to offer to purchase all other pre-petition general unsecured claims allowed as of July 12, 2006 asserted against President Missouri in an amount not to exceed $2,000. Pinnacle disclosed that the tender offer for the Notes was eight hundred nine dollars and seven cents per one thousand dollars original principal amount in cash (which represents dollar for dollar of the outstanding principal balance), and the other offer will be at 100% of the allowed amount of each general unsecured claim. On September 14, 2006, Pinnacle announced that pursuant to the tender offer it had purchased 99.5% of the outstanding original principal of the Notes. Pursuant to the tender offer, Pinnacle acquired approximately $62,000 of allowed claims against the bankruptcy estate of President Missouri. As the holder of 99.5% of the Notes, Pinnacle will receive a large portion of the distribution to creditors in the President Missouri's final plan of reorganization.

  On October 12, 2006, the Company and President Missouri announced that the Company and President Missouri had entered into a Settlement Agreement, dated as of October 10, 2006 (the "Settlement Agreement"), with Pinnacle, the Official Committee and Mr. Wirginis which resolved the dispute between the competing bankruptcy reorganization plans proposed by President Missouri and the Official Committee in President Missouri's Chapter 11 bankruptcy proceedings pending in the Bankruptcy Court. Under the Settlement Agreement, the proposed reorganization plan filed by the Official Committee was withdrawn, and the parties agreed to continue with the consummation of the sale of President Missouri to Pinnacle pursuant to the Pinnacle Purchase

Agreement and to support the Settlement Agreement and the amended reorganization plan filed by President Missouri. The Settlement Agreement also provided that the reorganization plan previously filed by President Missouri would be amended in various respects.

  On August 11, 2006, President Missouri filed an amended plan of reorganization which provides, among other things, for the implementation of the Settlement Agreement and the Pinnacle Purchase Agreement.

  On October 18, 2006, the Bankruptcy Court issued an order approving the Settlement Agreement. On November 30, 2006, the amended President Missouri plan was confirmed by the court and the sale of President Missouri was approved by the Missouri Gaming Commission and was subsequently closed on December 20, 2006.

  The plan of reorganization for President Missouri approved by the Bankruptcy Court (the "President Missouri Plan") provides for the stock of President Missouri to be sold to Pinnacle for approximately $31,500 pursuant to the terms of the Pinnacle Purchase Agreement. Under the President Missouri Plan, upon closing of the transaction, a distribution trust was created to distribute to creditors the proceeds of the sale and certain other assets of President Missouri. All priority and administrative claims and claims of unsecured trade creditors will be paid in full pursuant to the President Missouri Plan. The President Missouri Plan also provides that holders of the Company's outstanding bonds will be paid the amount of their claims less a $10,000 discount (or approximately $50,600). An aggregate of $5,000 of the $10,000 discount will be permanently waived, and the remaining $5,000 will be deferred and by payable from one-half of any future amounts in excess of $5,000 recovered by the Company pursuant to certain specified pending litigation and tax refund claims. In addition, under the President Missouri Plan the first $5,000 from such litigation and tax refund claims and one-half of any recoveries in excess of $5,000 will be used first to pay the outstanding bankruptcy claim of J. Edward Connelly Associates, Inc. and its assignees (in the amount of approximately $3,300) with the balance to be distributed to the Company. The President Missouri Plan became effective upon the closing of the sale of the stock of President Missouri to Pinnacle on December 20, 2006.

  Following the consummation on December 20, 2006 of the sale of the Company's St. Louis gaming operations, the Company no longer owns any operating entities and its assets consist primarily of cash and certain pending litigation claims. The Company's business activities currently consist of managing its existing litigation matters, discharging its liabilities and administering the bankruptcy reorganization plans of its former Biloxi and St. Louis operations. The Company is currently evaluating, based on various assumptions regarding the potential recoveries from its outstanding litigation claims, discharge of its remaining liabilities and utilization of its deferred tax assets, the advisability of pursuing new business opportunities with the Company's remaining assets or, in the alternative, a liquidation. In the event that the Company's remaining assets (including any litigation recoveries which the Company may receive) are not sufficient to discharge the Company's liabilities or begin new business operations, the Company will be forced to liquidate.

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

Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA would use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company has determined that the proceeds of the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, the Company currently estimates that proceeds will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively, pursuant to the JECA Proceeds Distribution Agreement were the proceeds sufficient to satisfy the Class B membership interest. On June 7, 2005, distributions of $3,539, $3,539 and $219 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $14,375 Class B membership interest redemption. During August 2005, additional distributions of $333, $333 and $70 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $1,400 Class B membership redemption. During February 2006, additional distributions of $85, $85 and $11 were made to Messrs. Aylsworth, Wirginis and Vaclavik, respectively, from the $350 Class B membership redemption. Following such distribution, Mr. Vaclavik has received all distributions to which he is entitled under the JECA Proceeds Distribution Agreement.

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

  On February 24, 2006, the Company, President Missouri and Pinnacle entered into the Pinnacle Purchase Agreement. Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri would be sold for approximately $31,500, subject to working capital adjustments. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the terms of the purchase agreement with Pinnacle. The Pinnacle Purchase Agreement was amended pursuant to the terms of the Settlement Agreement. The sale was completed December 20, 2006. See "Note 13. Subsequent Event."

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

  --Other

  The Company's ability to continue as a going concern is dependent on its ability to restructure successfully, including the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

  The accompanying consolidated balance sheets as of November 30, 2006 and February 28, 2006, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Effective July 11, 2002, interest ceased to accrue on the Senior Exchange Notes and Secured Notes due to the Noteholders being deemed under secured. Contractual interest for the three-month and nine-month periods ended November 30, 2006 would have been $1,930 and $5,832, and for the three-month and nine-month periods ended November 30, 2005, $1,941 and $6,704, respectively.

  Reorganization items, net, represent expenses incurred by the Company as a result of the bankruptcy filings and proceedings, net of forgiveness of obligations and other terms agreed to by creditors. Such items are required to be recognized as incurred. Reorganization items, net, include third quarter adjustments of $5,000 of debt obligations which were waived and $5,000 which were deferred and payable only upon the favorable outcome of certain gain contingencies. See "Note 1. Bankruptcy Proceedings."

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

3.  NATURE OF OPERATIONS

  As of November 30, 2006, the Company owned and operated a dockside gaming casino in St. Louis, Missouri through its wholly-owned subsidiary, President Missouri. The stock of President Missouri was sold on December 20, 2006. The Company conducted dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi through April 14, 2005, at which time the assets were sold. In addition, the Company owned and managed certain hotel and ancillary facilities associated with its gaming operations in Biloxi, through April 14, 2005, when they, too, were sold. As a result of the sale of the Biloxi operations and the subsequent sale of the St. Louis operations, the accounts of the St. Louis and Biloxi operations are classified as discontinued operations.

4.  PROPERTY AND EQUIPMENT

  On December 20, 2006, the St. Louis operations were sold. See "Note 13. Subsequent Event."

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

  In accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," ("SFAS 144") the St. Louis operations are accounted for as discontinued operations. As such, the Company ceased depreciating the St. Louis operations property and equipment in October 2004. Had the Company continued to depreciate the property and equipment, there would have been a reduction of net book value of approximately $11,908 as of November 30, 2006. Based upon management's assessment of fair value of the assets of the St. Louis operations, the Company recognized a $2,500 asset impairment on the St. Louis property and equipment during the first quarter ended May 31, 2006, to reduce the net book value to fair value based on the bid price on the stock of PRC Missouri. See "Note 6. Discontinued Operations." Subsequently, the Company entered into an agreement with the Purchaser that allowed the Company to purchase $2,000 of gaming equipment, a portion of which would be reimbursed to the Company based upon a sliding scale related to the date the equipment was placed in service and the date of the sale. In addition, with the December 20, 2006 consummation of the sale, certain expenses related to the sale were recognized as an impairment to the fair value of the assets. Accordingly, a net $1,450 impairment was recognized on the St. Louis property and equipment during the three-month period ended November 30, 2006, and is included in income from discontinued operations.

  The Company consummated a sale agreement for its 36,000 square foot office building in St. Louis for $1,825 on June 23, 2005. A gain of approximately $344 was recognized as a result of this transaction. The building houses the Company's executive offices and certain casino administrative staff. Upon closing, certain areas of the building were leased back by the Company.

Approximately 5,400 square feet was being leased by the Company's casino operation as of November 30, 2006. The initial term of the lease was through November 30, 2005 with two one-month extensions. The Company exercised both options. The Company negotiated an amended lease agreement through the period January 31, 2007, with one six-month option. An additional area of approximately 1,400 square feet is being leased by the Company's corporate administration. The landlord and the Company have agreed to a month-to-month term.

5.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise as of November 30, 2006 and February 28, 2006 are as follows:

                                                                  Nov. 30,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $ 38,391     $  45,967
              Secured Notes, 12%,.............................     12,289        14,713
              Accounts payable and other accrued expenses.....      2,499         2,637
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $ 53,179      $ 63,317
                                                                 =========     =========

  Senior Exchange Notes and Secured Notes

  The Senior Exchange Notes, which rank equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture") of the Company and its subsidiaries, were due and payable as of November 30, 2006. In addition, the Senior Exchange Notes were unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") is limited in amount and was zero as of November 30, 2006 and February 28, 2006. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors pledged their equity interests in each Guarantor.

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

  See "Note 1. Bankruptcy Proceedings" regarding default of the Senior Exchange Notes and Secured Notes, the cash tender offer for the Notes by Pinnacle and the Settlement Agreement which reduced the obligation of the Notes. On December 20, 2006, the Company paid the outstanding principal obligation on the Senior Exchange Notes and Secured Notes from proceeds of the sale of the St. Louis operations and existing cash in the bank.

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

  On February 24, 2006, the Company and Pinnacle entered into the Pinnacle Purchase Agreement. Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri was to be sold for approximately $31,500, subject to working capital adjustments. On May 26, 2006 the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the Pinnacle Purchase

Agreement. See "Note 1. Bankruptcy Proceedings" regarding certain amendments to the Pinnacle Purchase Agreement pursuant to the Settlement Agreement and "Note 13. Subsequent Event" regarding the sale of the St. Louis operations.

  In accordance with the SFAS 144, the St. Louis and Biloxi operations are accounted for as discontinued operations, as follows:

                                                                  Nov. 30,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

            ASSETS
              Cash and cash equivalents..................        $  4,000      $  3,000
              Receivables................................             155           428
              Inventories................................             374           432
              Prepaid expenses...........................           1,833         1,918
              Property and equipment.....................          32,289        32,733
                                                                 ---------     ---------
                                                                 $ 38,651      $ 38,511
                                                                 =========     =========
            LIABILITIES
              Accounts payable...........................        $    841      $  1,546
              Income taxes payable.......................              24            32
              Accrued payroll and benefits...............           1,716         1,535
              Other accrued liabilities..................           2,610         3,743
                                                                 ---------     ---------
                                                                 $  5,191      $  6,856
                                                                 =========     =========

                                                                  Nov. 31,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

            ASSETS
              St. Louis operations.......................        $ 38,650      $ 38,361
              Biloxi operations..........................               1            150
                                                                 ---------     ---------
                                                                 $ 38,651      $ 38,511
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $  4,879      $  5,985
              Biloxi operations..........................             312           871
                                                                 ---------     ---------
                                                                 $  5,191      $  6,856
                                                                 =========     =========

  The Company's St. Louis segment had operating income of $2,720 consisting of revenues of $15,361 and operating expenses of $12,641 during the three-month period ended November 30, 2006, compared to operating income of $2,243, consisting of revenues of $16,295 and operating expenses of $14,052 during the three-month period ended November 30, 2005. During the nine-month period ended November 30, 2006, the Company's St. Louis segment had operating income of $5,330 consisting of revenues of $48,663 and operating expenses of $43,332, compared to operating income of $7,441, consisting of revenues of $50,208 and operating expenses of $42,767 during the nine-month period ended November 30, 2005. The three-month and nine-month periods ended November 30, 2006 include $1,450 and $3,950 asset impairments resulting from management's assessment of the fair value of the St. Louis assets. See "Note 4. Property and Equipment." Both three-month and nine-month periods exclude depreciation in accordance with SFAS 144.

  The Company's Biloxi segment had operating income of $263, consisting entirely of a reduction of operating expense accruals related to the settlement of certain estimated liabilities, during the three-month period ended November 30, 2005, compared to operating income of $263, consisting entirely of a reduction of operating expense accruals related to the settlement of certain estimated liabilities, during the three-month period ended November 30, 2005. During the nine-month period ended November 30, 2005, the Company's Biloxi segment had operating income of $587, consisting of revenues of $5,547 and operating expenses of $4,960 compared to operating income of $587, consisting of revenues of $5,547 and operating expenses of $4,960 during the nine-month period ended November 30, 2005. The sale of the Biloxi property was completed April 15, 2005.

7.  INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. Given the level of operations and the overall uncertainty as to the Company's ability to return to profitability, management determined that the tax benefit did not satisfy the recognition criteria. Accordingly, a 100% valuation allowance was maintained against the Company's deferred tax assets. The Company's total income tax expense of $59 for the nine-month period ended November 30, 2006 is reflected in discontinued operations.

  The components of the net deferred tax asset are as follows:

                                                   Nov. 30,    February 28,
                                                     2006          2006
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 61,867      $ 66,172
       Pre-opening costs and intangible
         assets..............................          505           853
       Accounting reserves and liabilities...          932           896
       Tax credits...........................          280           280
       Other.................................           55            55
                                                  ---------     ---------
                                                    63,639        68,256
       Less: Valuation allowance.............      (55,035)      (59,575)
                                                  ---------     ---------
                                                     8,604         8,681
     Deferred tax liabilities:
       Property..............................        8,604         8,681
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
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

  Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123R, the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during either the nine-month period ended November 30, 2006 or the fiscal year ended February 28, 2006.

  A summary of the Company's stock option plans for the nine-month period ended November 30, 2006 is as follows:

                                                                Weighted-Average   Aggregate
                                            Weighted-Average        Remaining      Intrinsic
                                  Options    Exercise Price     Contractual Life     Value (a)

Outstanding at March 1, 2006...     615,967      $0.87                --                 --
Granted........................         --         --                 --                 --
Exercised......................         --         --                 --                 --
Expired........................     (16,250)      0.87                --                 --
Forfeited......................     (17,017)      0.87                --                 --
                                   ---------     ------           --------           --------
Outstanding at Nov. 30, 2006...     582,700      $0.87             2.1 yrs           $  (361)
                                   =========     ======           ========           ========

Exercisable at Nov. 30, 2006...     582,700      $0.87             2.1 yrs           $  (361)

(a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of the Company's common stock as of November 30, 2006.

9. COMMITMENTS AND CONTINGENT LIABILITIES

Bankruptcy Actions

  On June 20, 2002, the Company together with its subsidiary, President Missouri filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Mississippi Bankruptcy Court. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other operating subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except PBLLC, President Riverboat Casino-Iowa, Inc. and President New York, to the Missouri Bankruptcy Court, where they are now pending and being administered. President New York subsequently had its Chapter 11 case dismissed and PBLLC subsequently emerged from Chapter 11. In addition bankruptcy plans of liquidation have been confirmed for President Mississippi, BHI and Vegas Vegas. The Company and its subsidiaries, except as noted, each continue in possession and use of their assets as debtors-in-possession. See "Note 1. Bankruptcy Proceedings."

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans for certain Missouri key casino employees, certain key employees will receive 50% of their then salary which will be due and payable on the earlier of the following dates: (i) the date on which all or substantially all of President Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments. The aggregate amount of the Missouri retention agreements, including corporate, is $410. As of November 30, 2006 such retention obligations were recognized as part of the asset impairment.

Legal Proceedings

  Management of the Company does not believe that the outcome of any litigation will have a material adverse effect on the Company's financial condition or results of operations, except as follows:

  -- Columbia Sussex

  The Company's St. Louis patrons have, since the "Admiral" was moved north from its original location, almost exclusively used a public parking lot immediately in front of the entrance to the "Admiral," known as the Cherrick Lot. The Company had a validation agreement with the operator of the Cherrick Lot to accept one dollar and twenty-five cents (later raised to one dollar and fifty cents) for use by "Admiral" patrons of the Cherrick Lot. On September 10, 2004, the City of St. Louis commenced an action seeking to condemn the Cherrick Lot for use by Pinnacle which is developing a large gaming and hotel complex approximately one block away from the Cherrick Lot. At the time the condemnation was commenced, Columbia Sussex, Inc. had an option to purchase the Cherrick Lot for $5,000. On October 26, 2004, Columbia Sussex exercised its option and purchased the Cherrick Lot. On November 4, 2005, the Creditors Committee and the Company filed a Verified Complaint for Declaratory Judgment and for Injunctive Relief in the Company's bankruptcy proceedings pending in the Missouri Bankruptcy Court. On November 10, 2005, the Court granted the request and enjoined the condemnation action until January 9, 2006. In connection with the pending sale of the Company's St. Louis operations, Pinnacle, the Company and President Missouri entered into a letter agreement relating to the Cherrick Lot. Pinnacle currently holds an option to purchase the Cherrick Lot if it is taken in the condemnation proceeding. Pursuant to the letter agreement, the parties agreed that if the Cherrick Lot is condemned, Pinnacle shall exercise its option to purchase the Cherrick Lot, provided the aggregate price required to be paid as compensation for the Cherrick Lot does not exceed $5,000. If Pinnacle purchases the Cherrick Lot, whether pursuant to its option or otherwise, Pinnacle shall permit patrons of President Missouri the right to park on the Cherrick Lot for a validation fee not exceeding one dollar and fifty cents per day for each vehicle, which arrangement shall extend for a term ending on the earlier of (a) the date on which Pinnacle opens its new casino project on Laclede's Landing, or (b) December 31, 2008. In consideration for Pinnacle's obligations under the letter agreement, the Company's complaint against the City of St. Louis has been dismissed and the injunction has been dissolved.

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

  On May 23, 2006, Columbia Sussex filed a motion with the Missouri Bankruptcy Court seeking an increase in the preliminary injunction bond by $417 immediately and by the sum of $78 per week for every additional week that the injunction remains in place, or in the alternative, that the Company post a total bond of $4,500. The motion was heard June 13, 2006 and the Court issued an order denying the motion. Columbia Sussex appealed the order disallowing this motion to the Bankruptcy Appellate Panel for the Eighth Circuit, and the Bankruptcy Appellate Panel has denied such appeal A hearing was held on January 5, 2007 and the preliminary injunction was dissolved by agreement of the parties in light of the sale of the Company's St. Louis operations on December 20, 2006.

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

  The Company has filed a tax refund with Iowa in the amount of approximately $1,100. The Company formerly conducted gaming operations in the state of Iowa. Under Iowa law, computer equipment is generally exempt from sales and use taxes. However "point-of-sale" computer equipment, such as cash registers, is subject to taxation. Historically in Iowa, slot machines were considered to be subject to sales and use tax. The Company is challenging this position under the theory that a slot machine is "computer equipment" subject to exemption and has sought a refund for past paid sales and use tax. The refund was denied and the Company is currently appealing this decision.

Management is unable to predict with certainty the outcome of this appeal.

  -- M/V "Anne Holly" Incident

  On April 4, 1998, the "Admiral", the vessel on which the Company conducted its St. Louis casino operations, was struck by barges from the tow of the M/V "Anne Holly." The "Admiral" was partially dislodged from its mooring because of the impact with the barges. In the incident, the "Admiral" sustained damage to its hull and external structures. Additionally, approximately 150 patrons claim various types of injuries and damages against the "Admiral" and against the operator of the M/V "Anne Holly." The "Admiral" had to be closed and lost business and profits as a result of the incident. A limitation proceeding, captioned "In the Matter of the Complaint of American Milling Company, UN Limited, H & B Marine, Corporations and American Milling, LP, a Limited Partnership, for Exoneration from or Limitation of Liability" was filed in the United States District Court, Eastern District of Missouri. The Company has filed a claim in the limitation proceeding for damages caused by the collision including hull and property damage, loss of revenue while the "Admiral" was not in operation and damages for other claims which have been made and which are anticipated to be made against the Company. The Company is pursuing both insured and uninsured claims against the owners and operators of the M/V "Anne Holly." In January 2000, the Company filed suit against the captain who had been operating the M/V "Anne Holly" at the time of the accident. This suit was consolidated with the limitation of liability action on May 4, 2000. Following trial, on June 12, 2003, the Court issued a ruling allocating 80% of the fault for this collision to American Milling, Winterville Marine and Capt. Johnson and 20% of the fault to Company interests. The Court determined that American Milling and Winterville are entitled to limit their liability to the value of the M/V "Anne Holly," $2,200, plus 6% interest from the date of filing of their complaint in April 1998. The Company filed an appeal in the United States Court of Appeals for the Eighth Circuit, and on May 17, 2005, the Eighth Circuit Court of Appeals issued a decision reversing the trial court on the issue of whether Winterville qualifies as an owner under the Limitation of Liability Act and could therefore limit their liability. A petition for rehearing filed by Winterville was denied. The damages phase of the Limitation Action has yet to begin and has not yet been set for trial. Separate actions were filed by the underwriters for American Milling in New York in December 2004 and January 2006 to determine whether insurance coverage for the incident will be available to cover Winterville and/or Captain Johnson. The insurance coverage action is being defended by the Company and its insurance carriers who are pursuing subrogation claims in the Limitation Action for the incident.

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

12. RELATED PARTY TRANSACTIONS

  In connection with the resolution of various bankruptcy issues with respect to the Company's Biloxi operations, JECA entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Executive Officer and Director of the Company, Terrence L. Wirginis, former Vice President and former Vice Chairman of the Board and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company has determined the proceeds from the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and estimates the proceeds will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Pursuant to the terms of the Proceeds Distribution Agreement, Messrs. Aylsworth, Wirginis and Vaclavik would be entitled to receive an aggregate of approximately $4,800, $4,800 and $300, respectively, were the proceeds sufficient to satisfy the Class B membership unit. See "Note 1. Bankruptcy Proceedings."

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

13.  SUBSEQUENT EVENT

  On December 20, 2006, the Company completed the sale of the capital stock of its St. Louis casino operations, President Missouri to Pinnacle for approximately $31,500 in cash, subject to certain post-closing adjustments. The proceeds of the sale were placed in a distribution trust to be distributed in accordance with the bankruptcy reorganization plan previously confirmed by the Court for President Missouri. The Company anticipates it will not recognize a gain or loss on the transaction as a result of the asset impairment recognized during the third quarter ended November 30, 2006. See "Note 4. Property and Equipment."

  Following the consummation on December 20, 2006 of the sale of the Company's St. Louis gaming operations, the Company no longer owns any operating entities and its assets consist primarily of cash and certain pending litigation claims. The Company's business activities currently consist of managing its existing litigation matters, discharging its liabilities and administering the bankruptcy reorganization plans of its former Biloxi and St. Louis operations.

  The Company is currently evaluating, based on various assumptions regarding the potential recoveries from its outstanding litigation claims, discharge of its remaining liabilities and utilization of its deferred tax assets, the advisability of pursuing new business opportunities with the Company's remaining assets or, in the alternative, a liquidation. In the event that the Company's remaining assets (including any litigation recoveries which the Company may receive) are not sufficient to discharge the Company's liabilities or begin new business operations, the Company will be forced to liquidate.

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

  The Biloxi operations were sold on April 15, 2005 and the stock of the Company's St. Louis operations was sold on December 20, 2006.

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

  On October 10, 2000, the Company sold the assets of its Davenport, Iowa operations for aggregate consideration of $58.2 million in cash. On November 22, 2000, the Company entered into an agreement with a majority of the holders of the Senior Exchange Notes and a majority of the holders of the Secured Notes. The agreement provided for a proposed restructuring of the Company's debt obligations under the Notes and the application of certain of the proceeds received by the Company from the sale of the Company's Davenport assets. Approximately $43.0 million of the proceeds from the sale were deposited with a trustee. Of this amount, $12.8 million was used to pay missed interest payments due March 15, 2000 and September 15, 2000 on the Notes; $25.0 million was used to partially redeem the Notes; and $5.2 million was used to pay interest due March 15, 2001 on the Notes. Subsequently, the Company was unable to make principal and interest payments due September 15, 2001. As of November 30, 2006, principal due on the Senior and Secured Notes was $38.4 million and $12.3 million, respectively.

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex Corporation was the winning over-bidder for the purchase of all of the President Missouri's outstanding stock for a purchase price of approximately $57.0 million, subject to closing adjustments. On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of the Company to Columbia Sussex. The closing of the transaction was contingent upon approval by the Missouri Gaming Commission and other closing conditions. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission.

  On February 24, 2006, the Company entered into an agreement (the "Pinnacle Purchase Agreement") with Pinnacle Entertainment, Inc. ("Pinnacle") for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. The sale was completed on December 20, 2006. See "Item 1. Financial Statements - Note 1. Bankruptcy Proceedings" and "Note. 13 Subsequent Event."

  Pinnacle announced on September 14, 2006 that it had completed a cash tender offer for the Notes and other pre-petition general unsecured claims allowed as of July 12, 2006, asserted against President Missouri. Pursuant to the tender offer, Pinnacle acquired an aggregate of approximately $62.0 million of allowed claims against the bankruptcy estate of President Missouri.

  Since the sale of the St. Louis operations, the Company no longer has any current ongoing gaming operations. In the event that the Company's remaining assets (including any litigation recoveries to which the Company may be entitled) are not sufficient to discharge its indebtedness and other liabilities and the Company or a third party is unable to confirm an alternative plan of reorganization, the Company may be forced to liquidate. At this time management is unable to predict with certainty whether any alternative plan of reorganization for the Company will be proposed.

Overview

  Historically, the Company's operating results have been affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the economic environment and general weather conditions. Consequently, the Company's operating results have fluctuated from period to period and the results for any period may not be indicative of results for future periods. The Company's operations have not been significantly affected by seasonality.

  As a result of the sale of the Biloxi operations in April 2005 and the sale of the St. Louis operations in December 2006, the results of operations for these segments are classified in discontinued operations.

Results of Operations

  The results of continuing operations for the three-month periods ended November 30, 2006 and November 30, 2005 and the nine-month periods ended November 30, 2006 and November 30, 2005, include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) are classified as discontinued operations as a result of the sale of the assets in April 2005. The planned sale of the St. Louis casino requires the Company to classify the St. Louis operations in discontinued operations.

  The following table highlights the results of the Company's operations.

                                    Three Months            Nine Months
                                  Ended November 30,     Ended November 30,
                                    2006      2005         2006      2005
                                   ------    ------       ------    ------
                                                 (in millions)

Continuing Operations

Corporate Administrative and
  Development operating loss       $ (0.5)   $ (0.6)      $ (1.7)   $ (2.0)

Discontinued Operations

St. Louis, Missouri Segment
  Operating revenues               $ 15.4    $ 16.3       $ 48.7    $ 50.2
  Operating income                    1.3       2.2          3.9       7.4

Biloxi, Mississippi Segment
  Operating revenues               $  --     $  --        $  --     $  5.5
  Operating income (loss)             --        0.3          --        0.6

  The following table highlights cash flows of the Company's operations.

                                            Nine Months
                                         Ended November 30,
                                           2006      2005
                                          ------    ------
                                            (in millions)

Cash flows provided by (used in)
  operating activities                    $  3.1   $(11.2)
Cash flows provided by
  investing activities                      (2.0)    83.9
Cash flows used in
  financing activities                       --     (67.1)
Cash paid for interest                       --      13.3

Three-month period ended November 30, 2006 Compared to the
Three-month period ended November 30, 2005

  Operating revenues from continuing operations. As of November 30, 2006, the Company had sold it Biloxi operations and had entered into a purchase agreement for the sale of the Company's St. Louis operations which was approved by the Bankruptcy Court. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $0.5 million during the three-month period ended November 30, 2006 compared to $0.6 million during the three-month period ended November 30, 2005. The decrease is the result of a decrease in payroll due to a reduction in number of corporate employees.

  Operating income (loss). As a result of the foregoing items, the Company had an operating loss of $0.5 million during the three-month period ended November 30, 2006 compared to an operating loss of $0.6 million during the three-month period ended November 30, 2005.

  Reorganization items, net. The Company incurred income from reorganization items of $10.0 million during the three-month period ended November 30, 2006 compared to expense of less than $0.1 million during the three-month period ended November 30, 2005. On October 12, 2006, the Company and President Missouri announced that the Company and President Missouri had entered into a Settlement Agreement, dated as of October 10, 2006 (the "Settlement Agreement"), with Pinnacle, the Official Committee and Mr. Wirginis which resolved the dispute between the competing bankruptcy reorganization plans proposed by President Missouri and the Official Committee in President Missouri's Chapter 11 bankruptcy proceedings pending in the Bankruptcy Court. The Settlement Agreement provides that the reorganization plan previously filed by President Missouri will be amended in various respects, including a reduction in the amount to be paid to the holders of the Notes under the plan by $5.0 million which will be permanently waived. An additional $5.0 million under the Notes has been deferred, and will be payable only if proceeds from certain pending litigation and tax refund claims exceed $5.0 million. In the event that an amount in excess of $5.0 million is recovered from such contingencies, one-half of such future amounts will be paid by the Company up to $5.0 million pursuant to the terms of the Settlement Agreement.

  Minority interest expense. The Company incurred income from minority interest of $0.4 million during the three-month period ended November 30, 2006 compared to expense of less than $0.1 million during the three-month period ended November 30, 2005. During both periods the minority interest arose from JECA's Class B Unit in the Broadwater Property. During the three-month period ending November 30, 2006, the Company adjusted the minority interest accrual to reflect the cessation of the obligation accruing as of the date of the sale of the Biloxi properties.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred net income from continuing operations of $9.9 during the three-month period ended November 30, 2006 compared to a net loss from continuing operations of $0.6 million during the three-month period ended November 30, 2005.

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

  On February 24, 2006, the Company, President Missouri and Pinnacle entered into the Pinnacle Purchase Agreement for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. The sale was consummated on December 20, 2006.

  The Company's St. Louis operating segment had operating income of $1.3 million, consisting of revenues of $15.4 million and operating expenses of $14.1 million, during the three-month period ended November 30, 2006, compared to operating income of $2.2 million, consisting of revenues of $16.3 million and operating expenses of $14.1 million, during the three-month period ended November 30, 2005. Net revenues decreased $1.1 million primarily as a result of a decrease in volume due to continued strong advertising and promotions by two competitors in the St. Louis market which have significantly greater name recognition and financial resources. Operating expenses, other than asset impairment, decreased $1.4 million primarily as a result of a decrease in gaming and admissions taxes and a decrease in payroll and payroll benefits. Both the decreases in taxes and payroll are the result of a decrease in gaming revenue and volume. During the three-month period ended November 30, 2006, a $1.4 million asset impairment was recognized in operating expenses which resulted from writing down the net book value of property and equipment to the proceeds anticipated from the sale, net of closing costs incurred as a result of the sale. The St. Louis segment had net income of $0.1 million during the three-month period ended November 30, 2006, compared to net income of $2.1 million during the three-month period ended November 30, 2005.

  Biloxi segment. On April 15, 2005, the Company consummated the sale of substantially all of the assets utilized in its Biloxi operations to Broadwater Development, LLP (the "Purchaser"). The sale was consummated pursuant to the terms and conditions of a Sale and Purchase Agreement, dated as of November 15, 2004, by and between President Mississippi, Vegas Vegas, Inc., PBLLC, (collectively, with President Mississippi and Vegas Vegas, the "Sellers") and Purchaser, as amended by the Amendment to Sale and Purchase Agreement dated as of November 19, 2004, and the Second Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (collectively, the "Sale Agreement"). Pursuant to the Sale Agreement, the Purchaser acquired from the Sellers substantially all of the real and personal property associated with the Company's Biloxi operations. Under the terms of the Sale Agreement, the purchase price was $82.0 million, subject to certain post-closing adjustments. Of this amount, $6.8 million was paid by Silver Slipper Casino Venture LLC, which acquired the right to purchase the casino assets under a separate transaction with the Purchaser.

  The Company's Biloxi operating segment had operating income of $0.3 million, consisting primarily of a reduction of operating expense accruals resulting from the settlement of previously estimated liabilities during the three-month period ended November 30, 2005. The Biloxi segment had no net income during the three-month period ended November 30, 2006, compared to net income of $0.3 million during the three-month period ended November 30, 2005.

  Net loss. The Company generated net income of $11.5 million during the three-month period ended November 30, 2006, compared to net income of $1.7 million during the three-month period ended November 30, 2005.

Nine-month period ended November 30, 2006 Compared to the
Nine-month period ended November 30, 2005

  Operating revenues from continuing operations. As of November 30, 2006, the Company had sold it Biloxi operations and had entered into a purchase agreement for the sale of the Company's St. Louis operations which was approved by the Bankruptcy Court. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $1.7 million during the nine-month period ended November 30, 2006 compared to $2.0 million during the nine-month period ended November 30, 2005.

  Operating loss. As a result of the foregoing items, the Company had an operating loss of $1.6 million during the nine-month period ended November 30, 2006 compared to an operating loss of $2.0 million during the nine-month period ended November 30, 2005.

  Interest income. The Company had less than $0.1 million of interest income during the nine-month period ended November 30, 2006 compared to $0.2 million during the nine-month period ended November 30, 2005. The decrease is the result of interest earned on certificates of deposit that were purchased with the proceeds from the sale of the Biloxi assets, prior to disbursing the proceeds to creditors in the prior nine-month period.

  Reorganization items, net. The Company incurred income from reorganization items of $10.0 million during the nine-month period ended November 30, 2006 compared to reorganization expense of $0.8 million during the nine-month period ended November 30, 2005. On October 12, 2006, the Company and President Missouri announced that the Company and President Missouri had entered into a Settlement Agreement, dated as of October 10, 2006 (the "Settlement Agreement"), with Pinnacle, the Official Committee and Mr. Wirginis which resolved the dispute between the competing bankruptcy reorganization plans proposed by President Missouri and the Official Committee in President Missouri's Chapter 11 bankruptcy proceedings pending in the Bankruptcy Court. The Settlement Agreement provides that the reorganization plan previously filed by President Missouri will be amended in various respects, including a reduction in the amount to be paid to the holders of the Notes under the plan by $5.0 million which will be permanently waived. An additional $5.0 million under the Notes has been deferred, and will be payable only if proceeds from certain pending litigation and tax refund claims exceed $5.0 million. In the event that an amount in excess of $5.0 million is recovered from such contingencies, one-half of such future amounts will be paid by the Company up to $5.0 million pursuant to the terms of the Settlement Agreement.

  Minority interest expense. The Company incurred income of $0.2 million from minority interest during the nine-month period ended November 30, 2006 compared to expense of $0.6 million during the nine-month period ended November 30, 2005. During both periods the minority interest arises from JECA's Class B Unit of the Broadwater Property. During the three-month period ending November 30, 2006, the Company adjusted the minority interest accrual to reflect the cessation of accruing the obligation as of the date of the sale of the Biloxi properties.

  Net income/loss from continuing operations. As a result of foregoing items, the Company incurred net income from continuing operations of $8.6 million during the nine-month period ended November 30, 2006 compared to a net loss from continuing operations of $3.0 million during the nine-month period ended November 30, 2005.

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

  On February 24, 2006, the Company, President Missouri and Pinnacle entered into the Pinnacle Purchase Agreement for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. The sale was consummated on December 20, 2006.

  The Company's St. Louis operating segment had operating income of $3.9 million, consisting of revenues of $48.7 million and operating expenses of $44.8 million, during the nine-month period ended November 30, 2006, compared to operating income of $7.4 million, consisting of revenues of $50.2 million and operating expenses of $42.8 million, during the nine-month period ended November 30, 2005. Net revenues decreased $1.5 million primarily as a result of a decrease in volume due to continued strong advertising and promotions by two competitors in the St. Louis market which have significantly greater name recognition and financial resources. The decrease in operating expenses, exclusive of an impairment on assets is the result of decreased gaming and admission taxes resulting from decreased gaming revenue and a decrease in payroll and payroll benefits due to a reduction in workforce in response to a lower volume of guests. During the nine-month period ended November 30, 2006, a $3.9 million asset impairment was recognized in operating expenses which resulted from writing down the net book value of property and equipment to the proceeds anticipated from the sale, net of closing costs incurred as a result of the sale. The St. Louis segment had net income of $1.1 million during the nine-month period ended November 30, 2006, compared to net income of $8.2 million during the nine-month period ended November 30, 2005.

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

  The Company's Biloxi operating segment had no operating income during the nine-month period ended November 30, 2006, compared to operating income of $0.6 million, consisting of revenues of $5.5 million and operating expenses of $4.9 million during the nine-month period ended November 30, 2005. The Biloxi operations recognized a gain on the sale of its assets of $$27.5 million, net of income tax expense of $6.0 million, during the nine-month period ended November 30, 2005.

  Net income. The Company generated net income of $12.6 million during the nine-month period ended November 30, 2006, compared to net income of $32.9 million during the nine-month period ended November 30, 2005.

Liquidity and Capital Resources

  The Company meets its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets.

  As discussed above, the Company and its subsidiaries, with the exception of PBLLC, President Riverboat Casino-Iowa, Inc. and President Riverboat Casino-New York, Inc., are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Following the consummation on December 20, 2006 of the sale of the Company's St. Louis gaming operations, the Company no longer owns any operating entities and its assets consist primarily of cash and certain pending litigation claims. The Company's business activities currently consist of managing its existing litigation matters, discharging its liabilities and administering the bankruptcy reorganization plans of its former Biloxi and St. Louis operations. In addition to the cash requirements necessary to fund the Company's remaining business activities, the Company anticipates that it will continue to incur significant professional fees and other costs in connection with its bankruptcy proceedings. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based upon its current budgeting assumptions and anticipated levels of activity in the Company's litigation matters and bankruptcy proceeding, management believes that its liquidity and capital resources will be sufficient to fund its remaining Corporate activities. At this time, the Company does not anticipate access to any additional cash or capital other than potential recoveries from its outstanding litigation claims.

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000, and is continuing as of the date hereof. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. As of November 30, 2006, principal due on the Senior and Secured Notes was $38.4 million and $12.3 million, respectively.

  The Company's St. Louis operations required approximately $4.0 million to fund daily operations. As of November 30, 2006, the St. Louis operations had $26.5 million of non-restricted cash. Included in cash and cash equivalents is $24.0 million invested in short-term investments with maturities of 90 days or less.

  The Company generated $3.1 million of cash from operating activities during the nine-month period ended November 30, 2006, compared to using $11.2 million during the nine-month period ended November 30, 2005. During the nine-month period ended November 30, 2005, the Company paid $13.6 million of interest to its creditors from the proceeds on the sale of the Biloxi assets.

  Investing activities of the Company used $2.0 million of cash during the nine-month period ended November 30, 2006, compared to generating $83.9 million during the nine-month period ended November 30, 2005. During the nine-month period ended November 30, 2005, the Company received proceeds from the sale of the Biloxi assets of $82.0 million and from the sale of the St. Louis office building of $1.7 million.

  Financing activities of the Company used no cash during the nine-month period ended November 30, 2006, compared to $67.1 million during the nine-month period ended November 30, 2005. During the nine-month period ended November 30, 2005, the Company used proceeds from the sale of the Biloxi assets to pay the debt obligation of PBLLC in the amount of $36.6 million and to partially pay the Noteholders $13.4 million principal. Additionally, during the nine-month period ended November 30, 2005, the Company redeemed minority interest of $15.8 million for the Class B Unit in PBLLC.

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

  The Mississippi Plan of Liquidation established August 8, 2005 as the Administrative Bar Date, whereby each person or entity could file a claim arising on or after July 9, 2002 and before May 25, 2005 for President Mississippi or arising after July 11, 2002 and before May 25, 2005 for Vegas Vegas and BHI. The Company attempted to notify creditors that failure to file a claim against President Mississippi, Vegas Vegas and/or BHI would result in the claim being forever barred and discharged.

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

    o   results of litigation; and

    o effect of changes in accounting due to recently issued accounting standards;

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

    o the inability of the Company to obtain sufficient cash to continue as a going concern;

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

    o   the Company's stock price;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of November 30, 2006, the Company had $50.7 million of debt which bears contractual interest at fixed rates and is classified as liabilities subject to compromise. The Company does not have variable rate debt instruments. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

  (b)  Changes in Internal Control Over Financial Reporting

   There have been no changes in the Company's internal control over financial reporting during the quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: January 22, 2007                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
   2 Riverboat Casino Sale and Purchase Agreement entered into as of 30th day of September, 2004, by and among President Casinos, Inc., debtor and debtor-in-possession in a Chapter 11 bankruptcy case, Case No. 02-53005 pending in the United
            States Bankruptcy Court for the Eastern District of
            Missouri (the "Company"), President Riverboat Casino-Missouri, Inc. ("President Missouri") and Columbia Sussex, Inc. (9)
   2.1 Sale and Purchase Agreement, dated as of November 15, 2004, by and between The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President Broadwater Hotel, LLC ("PBLLC"), on the one hand, and Broadwater Properties, LLC, on the other hand. (10)
   2.2 Amendment to Sale and Purchase Agreement, dated as of November 29, 2004, by and between President Mississippi, Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), PBLLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (11)
   2.3 First Amended Jointly Proposed Chapter 11 Plan of Reorganization dated June 23, 2005 for Debtor President Missouri. (12)
   2.4 Modifications to First Amended Jointly Proposed Plan of Reorganization of President Missouri, dated June 23, 2005. (12)
   2.5 Riverboat Casino Sale and Purchase Agreement entered into as of February 24, 2006, by and among President Casinos, Inc., debtor and debtor-in-possession in a chapter 11 bankruptcy case, Case No. 02-53005 pending in the United States Bankruptcy Court for the Eastern District of Missouri, President Missouri, Inc. and Pinnacle Entertainment, Inc. (13)
   2.6 Settlement Agreement, dated as of October 10, 2006, by and among Pinnacle Entertainment, Inc., the Official Equity Committee of Equity Security Holders of President Casinos, Inc., President Casinos, Inc. President Missouri and Terrence L. Wirginis. (14)
   2.7 Fourth Amended Chapter 11 Plan of Reorganization dated October 17, 2006 for Debtor President Missouri. (15)
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledgors in favor of U.S. Trust, as collateral agent. (3)
   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)

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

     10-Q dated August 31, 2005.
(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2006 filed on May 30, 2006.
(14) Incorporated by reference from the Company's Report on Form 8-K dated October 10, 2006.
(15) Incorporated by reference from the Company's Report on Form 8-K dated December 4, 2006.