Form 10-Q/A
period 2006-11-30
PRESIDENT CASINOS INC
filed 2007-01-25
CIK 888507

============================================================================


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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of January 25, 2007.

============================================================================

Explanatory Note: This Amendment Number 1 on Form 10-Q/A is filed by the Company for the purpose of amending a portion of "Item 1. Financial Statements" previously filed in its Quarterly Report on Form 10-Q for the quarter ended November 30, 2006. This Amendment Number 1 on Form 10-Q/A reflects corrections to "Note 6. Discontinued Operations" to include the current quarter asset impairment of $1,450 on the St. Louis segment, previously reported in "Note 4. Property and Equipment" and previously reflected in the financial statements. This Amendment Number 1 also reflects a restatement of contractual interest for the nine-month period ended November 30, 2005, reported in "Note 2. Basis of Presentation."

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

  Effective July 11, 2002, interest ceased to accrue on the Senior Exchange Notes and Secured Notes due to the Noteholders being deemed under secured. Contractual interest for the three-month and nine-month periods ended November 30, 2006 would have been $1,930 and $5,832, and for the three-month and nine-month periods ended November 30, 2005, $1,941 and $6,811, respectively.

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

  In accordance with the SFAS 144, the St. Louis and Biloxi operations are accounted for as discontinued operations, as follows:

                                                                  Nov. 30,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

            ASSETS
              Cash and cash equivalents..................        $  4,000      $  3,000
              Receivables................................             155           428
              Inventories................................             374           432
              Prepaid expenses...........................           1,833         1,918
              Property and equipment.....................          30,839        32,733
                                                                 ---------     ---------
                                                                 $ 37,201      $ 38,511
                                                                 =========     =========
            LIABILITIES
              Accounts payable...........................        $    841      $  1,546
              Income taxes payable.......................              24            32
              Accrued payroll and benefits...............           1,716         1,535
              Other accrued liabilities..................           2,610         3,743
                                                                 ---------     ---------
                                                                 $  5,191      $  6,856
                                                                 =========     =========

                                                                  Nov. 31,     Feb. 28,
                                                                    2006         2006
                                                                   ------       ------

            ASSETS
              St. Louis operations.......................        $ 37,200      $ 38,361
              Biloxi operations..........................               1           150
                                                                 ---------     ---------
                                                                 $ 37,201      $ 38,511
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $  4,879      $  5,985
              Biloxi operations..........................             312           871
                                                                 ---------     ---------
                                                                 $  5,191      $  6,856
                                                                 =========     =========

  The Company's St. Louis segment had operating income of $1,270 consisting of revenues of $15,361 and operating expenses of $14,091 during the three-month period ended November 30, 2006, compared to operating income of $2,243, consisting of revenues of $16,295 and operating expenses of $14,052 during the three-month period ended November 30, 2005. During the nine-month period ended November 30, 2006, the Company's St. Louis segment had operating income of $3,880 consisting of revenues of $48,663 and operating expenses of $44,783, compared to operating income of $7,441, consisting of revenues of $50,208 and operating expenses of $42,767 during the nine-month period ended November 30, 2005. Included in operating expenses for the three-month and nine-month periods ended November 30, 2006 are $1,450 and $3,950, respectively, of asset impairments resulting from management's assessment of the fair value of the St. Louis assets. See "Note 4. Property and Equipment." Both three-month and nine-month periods exclude depreciation in accordance with SFAS 144. The St. Louis segment operating income does not reflect other income/expense consisting primarily of net reorganization expenses and interest income.

  The Company's Biloxi segment had operating income of $263, consisting entirely of a reduction of operating expense accruals related to the settlement of certain estimated liabilities, during the three-month period ended November 30, 2006, compared to operating income of $263, consisting entirely of a reduction of operating expense accruals related to the settlement of certain estimated liabilities, during the three-month period ended November 30, 2005. During the nine-month period ended November 30, 2005, the Company's Biloxi segment had operating income of $587, consisting of revenues of $5,547 and operating expenses of $4,960 compared to operating income of $587, consisting of revenues of $5,547 and operating expenses of $4,960 during the nine-month period ended November 30, 2005. The sale of the Biloxi property was completed April 15, 2005.

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: January 25, 2007                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

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