Form 10-K
period 2007-02-28
PRESIDENT CASINOS INC
filed 2007-06-13
CIK 888507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          / X /   Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended February 28, 2007
                                      or
          /   /  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-20840

                            PRESIDENT CASINOS, INC.
              (Exact name of registrant as specified in its charter)
               Delaware                                  51-0341200
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)
                P.O. Box 220645, St. Louis, Missouri  63122-0645
                      Address of principal executive offices
                                 314-622-3018
               Registrant's telephone number, including area code

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

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

  Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

  As of August 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $894,387.*

  As of June 12, 2007, the number of shares outstanding of the Registrant's Common Stock was approximately 5,033,161.

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

                 DOCUMENTS INCORPORATED BY REFERENCE - None.

                          PRESIDENT CASINOS, INC.
                         (DEBTORS-IN-POSSESSION)
                                FORM 10-K
                                  INDEX
                                                                     Page
                                                                     ----
PART I.

Item 1.  Business.....................................................  1
Item 1A. Risk Factors.................................................  6
Item 1B. Unresolved Staff Comments....................................  8
Item 2.  Properties...................................................  8
Item 3.  Legal Proceedings............................................  8
Item 4.  Submission of Matters to a Vote of Security Holders..........  8

PART II.

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters..................................  9
Item 6.  Selected Consolidated Financial Data......................... 10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Result of Operations........................... 11
Item 7A. Quantitative and Qualitative Discloses About Market Risk..... 22
Item 8.  Financial Statements and Supplementary Data.................. 22
Item 9.  Changes and Disagreements with Independent Registered Public
         Accounting Firm on Accounting and Financial Disclosure....... 22
Item 9A. Controls and Procedures...................................... 22
Item 9B. Other Information............................................ 23

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance...... 24
Item 11.  Executive Compensation...................................... 25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.................. 34
Item 13.  Certain Relationships and Related Transactions and
          Director Independence....................................... 35
Item 14.  Principal Accountant Fees and Services...................... 36

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.................. 37

Signatures............................................................F-35

Cautionary Statement about Forward Looking Statements and Risk Factors

  This Annual Report on Form 10-K and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms Company, we, our and us refer to President Casinos, Inc. The words expect, believe, goal, plan, intend, estimate, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Annual Report on Form 10-K and the documents incorporated herein by reference, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

    o future effects from the Company's filing for Chapter 11 protection which occurred in June and July 2002;

    o   our future prospects;

    o our financing plans and our ability to obtain satisfactory operating and working capital;

    o   results of litigation; and

    o effect of changes in accounting due to recently issued accounting standards.

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

    o the inability of the Company to obtain sufficient cash from resources to fund ongoing litigation;

    o the ability of the Company to develop, prosecute, confirm and consummate plans of reorganization with respect to the Chapter 11 case;

    o risks associated with third parties proposing and obtaining confirmation of one or more plans of reorganization, or seeking and obtaining approval for the appointment of a Chapter 11 trustee or converting the case to Chapter 7 case;

    o factors set forth in this Annul Report on Form 10-K under the headings Business, Risk Factors, Legal Proceedings and
        Management's Discussion and Analysis of Financial Condition and Results of Operations;

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

                                    PART I

Item 1.  Business.

General

  President Casinos, Inc. (the "Company") was incorporated in the State of Delaware in June 1992 and completed the initial public offering of its Common Stock in December 1992. The Company is the successor to businesses operated in St. Louis, Missouri since 1985 and Biloxi, Mississippi since August 1992. The address of the Company's executive offices is P.O. Box 220645, St. Louis, Missouri 63122-0645.

  As described below, the Company formerly owned and operated dockside gaming casinos in Biloxi, Mississippi and St. Louis, Missouri, which operations were sold in April 2005 and December 2006, respectively, in connection with the Company's pending bankruptcy proceedings, as described below. Following the consummation of the sale of the Company's St. Louis gaming operations, the Company no longer owns any operating entities and its assets consist primarily of cash, certain deferred tax assets and certain pending litigation claims. The Company's business activities currently consist of managing its existing litigation matters, discharging its liabilities and administering the bankruptcy reorganization plans of its former Biloxi and St. Louis operations. Based on various assumptions regarding the potential recoveries from its outstanding litigation claims, discharge of its remaining liabilities and utilization of its deferred tax assets, in the future the Company may consider the advisability of pursuing new business opportunities with the Company's remaining assets or, in the alternative, a liquidation. In the event that the Company's remaining assets (including any litigation recoveries which the Company may receive) are not sufficient to discharge the Company's liabilities or begin new business operations, the Company will be forced to liquidate.
The Company currently has no definitive plans, arrangements or understandings with respect to any prospective business combination or other transaction.

  The Company previously owned and operated gaming facilities in Biloxi, Mississippi, through the date of the sale by the Company of the assets of its Biloxi operations on April 15, 2005. These former operations are summarized as follows:

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

  The Company previously owned and operated gaming facilities in St. Louis, Missouri, through the date of the sale by the Company of the capital stock of its St. Louis operations on December 20, 2006. This former operation is summarized as follows:

    Operating entity                  - President Riverboat Casino-
                                        Missouri, Inc.
    Vessel                            - "Admiral"
    Opening of casino without slots   - May 27, 1994
    Opening of casino with slots      - December 9, 1994
    Sale of casino                    - December 20, 2006

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

  On June 20, 2002, President Casinos, Inc. ("PCI") and its then subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). On July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries, including Vegas, Vegas, Inc. ("Vegas"), Broadwater Hotel, Inc. ("BHI"), PRC Management, Inc. ("Management"), PRC Holdings Corporation ("Holdings"), TCG/Blackhawk, Inc. ("Blackhawk"), and President Riverboat Casino-New York, Inc. ("President New York") filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President New York to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where the latter proceedings are now pending and being administered.

  On April 15, 2005, the Company completed a sale of its properties and operations in Mississippi (the "Mississippi Properties") with the approval of the Missouri Bankruptcy Court. Included in the sale were substantially all of the properties owned by President Mississippi, Vegas, BHI and President Broadwater Hotel, LLC ("PBHLLC") (a non-wholly owned subsidiary that had previously been though a separate bankruptcy proceeding). Thereafter, on May 27, 2005, the Missouri Bankruptcy Court confirmed a Chapter 11 Plan of Liquidation for President Mississippi, Vegas and BHI (the "Mississippi Plan"), pursuant to which the Company continues to distribute the proceeds from the sale of the Mississippi Properties to holders of claims that have been allowed and approved by the Missouri Bankruptcy Court.

  On December 4, 2006, the Missouri Bankruptcy Court confirmed a Plan of Reorganization for President Missouri (the "Missouri Plan"), which enabled the Company to complete a previously approved sale of the stock of President Missouri on December 20, 2006. As a result of the sale, President Missouri is no longer owned by or affiliated with the Company. PCI acts as the trustee under a Distribution Trust established under the Missouri Plan for the distribution of the proceeds from the sale of the stock of President Missouri to holders of claims that have been allowed and approved by the Missouri Bankruptcy Court.

  PCI, Management, Holdings and Blackhawk have not yet filed plans of reorganization and continue to operate as debtors-in-possession. The bankruptcy of President New York has been dismissed.

  As a result of the sales of the Mississippi Properties and the stock of President Missouri, the Company no longer owns any operating entities and its assets consist primarily of cash, certain deferred tax assets and certain pending litigation claims. The Company's business activities currently consist of managing its existing litigation matters, discharging its liabilities and administering the bankruptcy reorganization plans of its former Biloxi and St. Louis operations.

  The descriptions of the Company's business, financial condition and prospects contained in this Annual Report on Form 10-K are qualified in their entirety by the foregoing description of the significant risks associated with the Company's bankruptcy proceedings.

-- Formerly Owned Mississippi Properties and Operations

  On April 15, 2005, the Company, with the prior approval of the Missouri Bankruptcy Court, completed a sale of substantially all of the real and personal property associated with the Company's Biloxi operations (the "Mississippi Properties") to Broadwater Development, LLP and Silver Slipper Casino Venture, LLC for approximately $82.0 million.

  The sale of the Mississippi Properties closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas and BHI. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Properties, along with the proceeds of certain other assets, have been distributed to the creditors of President Mississippi, Vegas, BHI and PBHLLC (the latter of which is a non-wholly owned subsidiary of the Company that had previously been though a separate bankruptcy proceeding), including the holders of the Company's Notes (the "Noteholders") and J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses.

  On June 7, 2005, the effective date of the Mississippi Plan of Liquidation, the Company paid $25.6 million of indebtedness due to the Noteholders. Of this amount, approximately $12.6 million was applied to principal, approximately $12.6 million was applied to accrued interest and approximately

$0.4 million was applied to accrued trustee and legal fees incurred by the Noteholders. Additionally, the Company redeemed $14.4 million of JECA's Class B membership interest in PBLLC. During August 2005, the Company made a second distribution from the proceeds consisting of $1.4 million to the Noteholders and $1.4 million toward the redemption of JECA's Class B membership interest. During February 2006, the Company made a third distribution from the proceeds consisting of $0.35 million to the Noteholders and $0.35 million toward a redemption of JECA's Class B membership interest. During February 2007, the Company made a fourth distribution from the proceeds consisting of $1.0 million toward the redemption of JECA's Class B membership interest.

-- President Broadwater Hotel, LLC Bankruptcy Proceedings

  PBLLC, a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, was a debtor-in-possession in a Chapter 11 bankruptcy proceeding from April 19, 2001 until approximately May 28, 2003. PBLLC emerged from bankruptcy under a plan of reorganization dated October 16, 2001, as modified on February 28, 2003, and confirmed by the United States Bankruptcy Court for the Southern District of Mississippi on May 14, 2003. Under the confirmed Plan of Reorganization, unsecured creditors of PBLLC received 100% of their allowed claims and PBHLLC's obligations to its secured lender were modified with respect to the debt amount, the interest rate and the due date. On April 15, 2005, the modified indebtedness owed to the secured lender, including all accrued interest thereon, was fully satisfied by PBLLC from the proceeds of the sale of the Company's Biloxi assets.

-- Formerly Owned St. Louis Properties and Operations

  On December 20, 2006, the Company, with the prior approval of the Missouri Bankruptcy Court, completed a sale of the capital stock of President Missouri to Pinnacle Entertainment, Inc. for approximately $31.5 million, subject to certain working capital adjustments. The proceeds of the sale were placed in a distribution trust (the "Missouri Distribution Trust") to be distributed in accordance with a plan of reorganization for President Missouri that was confirmed by the Missouri Bankruptcy Court on December 4, 2006 (the "Missouri Plan of Reorganization").

  Pursuant to the Missouri Plan of Reorganization, all priority and administrative claims and claims of unsecured trade creditors have been paid in full from the Missouri Distribution Trust. In addition, holders of the Company's outstanding notes have been paid the amount of their claims less $10.0 million, or $50.7 million from the Distribution Trust. An aggregate of $5.0 million of the $10.0 million has been permanently waived by the noteholders, and the remaining $5.0 million has been deferred. The deferred amount will be payable from one-half of any future amounts in excess of $5.0 million recovered by the Company pursuant to certain specified pending litigation. In addition, under the Missouri Plan of Reorganization, a portion of the first $5.0 million from such litigation will be used to pay the outstanding minority interest of JECA and its assignees with the balance to be distributed to the Company.

Discontinued Operations

Segments

  Prior to the Company's determination to sell the businesses discussed in the preceding section, management previously viewed its operations in two operating segments: Biloxi Operations and St. Louis Operations, each of which is discussed more fully below. Prior to the sale of the Company's Leasing Operations, Corporate Leasing Operations were considered to be a third operating segment. Revenues, results of operations and identifiable assets of each of the Company's discontinued operations can be found in Note 9 of the accompanying consolidated financial statements.

  --St. Louis, Missouri Operations

  The Company previously operated a dockside gaming casino on board the vessel "Admiral" in St. Louis through its wholly-owned subsidiary, President Missouri. See "Bankruptcy Proceedings--St. Louis Operations" regarding the sale of the St. Louis operations.

  --Biloxi, Mississippi Operations

  The Company previously operated a dockside gaming casino in Biloxi, Mississippi through its wholly-owned subsidiary, President Mississippi. See "Substantial Indebtedness; Bankruptcy Proceedings--Biloxi Operations" regarding the sale of the Biloxi operations.

Former Operations

  --Leasing Operations

  The Company previously owned vessels that were no longer utilized in the Company's gaming operations, through its wholly owned subsidiary President New York. The Company chartered these vessels from time to time to various third parties. On May 2, 2003, the M/V "Surfside Princess" was auctioned for $1.5 million and on April 7, 2004, the M/V "President Casino-Mississippi" was auctioned for $0.5 million. President New York has no other assets.

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

Regulatory Matters

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

  Employees

  As of February 28, 2007, the Company had 5 employees.

  Available Information

  The Company's Internet address is www.presidentinc.com. The Company's Annual Report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K and any other documents filed with the Securities and Exchange Commission ("SEC") are available free of charge on the Company's website through a link with Edgar Archives Search. These materials may also be accessed directly through the SEC's website (www.sec.gov) or in the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

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

  We have no operating business and may be forced to liquidate.

  Following the consummation of the sale of the our St. Louis gaming operations in December 2006, we no longer own any operating entities and our assets consist primarily of cash, certain deferred tax assets and certain pending litigation claims. Our business activities currently consist of managing our existing litigation matters, discharging our liabilities and administering the bankruptcy reorganization plans of our former Biloxi and St. Louis operations. In the event that our remaining assets (including any litigation recoveries which the we may receive) are not sufficient to discharge our liabilities or begin new business operations, we will be forced to liquidate. We currently have no definitive plans, arrangements or understandings with any prospective business combination or other transaction.

  We have limited resources and no revenues from operations.

  We have limited resources, no revenues from operations and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we do not have any operating business and we will not achieve any revenues (other than interest income) for the foreseeable future. Our financial statements disclose certain conditions that raise substantial doubt regarding our ability to continue as a going concern. If we are in fact unable to continue as a going concern, stockholders may lose their entire investment in our Common Stock.

  We filed for reorganization under Chapter 11 of the Bankruptcy Code and are subject to the risks and uncertainties associated with Chapter 11 proceedings.

  For the duration of our Chapter 11 proceedings, our operations, including our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings are outlined under "Item 1. Business -- Bankruptcy Proceedings" in this Annual Report on Form 10-K, and include the following:

   o the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings may be inconsistent with our plans;

   o our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

   o our ability to develop, prosecute, confirm and consummate plans of reorganization with respect to the Chapter 11 proceedings; and

   o risks associated with third parties seeking and obtaining court orders to convert the case to Chapter 7 case.

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

  We are, from time to time, during the normal course of operating our business, subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could result in significant losses. For discussion regarding litigation in which we are involved, see "Note 11. Commitments and Contingent Liabilities" to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

  Our Common Stock has been thinly traded; liquidity may be limited.

  Our Common Stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National Market or SmallCap Market). Our Common Stock may not be accepted for a listing on an automated quotation system or securities exchange in the future. There is currently a limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all. The market price of shares of our Common Stock has been and is likely to continue to be highly volatile.

Item 1B.  Unresolved Staff Comments.

  None.

Item 2.  Properties.

  The Company's principal executive offices are located in a building partially leased by the Company. The Company leases approximately 1,400 square feet for its principal executive offices. The Company's mailing address is P.O. Box 220645, St. Louis, Missouri 63122-0645 and telephone number is (314) 622-3018. Information about the Company's former gaming operations locations appears under "Discontinued Operations - Segments" in
Item 1 of this report and is incorporated by reference herein.

Item 3.  Legal Proceedings.

Pending Bankruptcy Proceedings

  For information regarding the Company's bankruptcy proceedings, see the disclosures under "Item 1. Business; Bankruptcy Proceedings."

Litigation

  For information regarding certain pending legal proceedings, se the disclosures under "Note 11. Commitments and Contingencies" of the Company's consolidated financial statements included in the Annual Report of Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters.

  The Company's Common Stock trades on the OTC Bulletin Board under the symbol "PREZQ.OB." The following table sets forth, for the fiscal quarters indicated, the high and low sale or bid prices for the Common Stock, as reported by the OTC Bulletin Board:

                                                High       Low
                                               ------     -----


            Fiscal 2007
              First Quarter................   $ 0.15      $ 0.09
              Second Quarter...............   $ 0.80      $ 0.11
              Third Quarter................   $ 0.60      $ 0.20
              Fourth Quarter...............   $ 0.40      $ 0.25

            Fiscal 2006
              First Quarter................   $ 0.28      $ 0.15
              Second Quarter...............   $ 0.30      $ 0.25
              Third Quarter................   $ 0.80      $ 0.23
              Fourth Quarter...............   $ 0.23      $ 0.08


  The market bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Bid quotations are derived from Commodity Systems, Inc. through Yahoo.com Historical Quotes.

  On June 11, 2007, there were approximately 1,082 holders of record of the Company's Common Stock.

  The Company has never paid any dividends on its Common Stock. Currently, all earnings, if any, are used for the operation of its business. The payment of dividends by the Company is restricted under the Company's pending bankruptcy reorganization proceedings. See "Management's Discussion and Analysis of Financial Position and Results of Operations" for additional information.

Stock Performance Graph

  The following table compares the cumulative total stockholder return on the Company's Common Stock during the period from February 28, 2002 through February 28, 2007, with the cumulative return on The Dow Jones US Gambling Index (the "DJ Index") and The Standard & Poor's 500 Stock Index ("S&P 500") assuming $100 was invested in the Company's Common Stock on February 28, 2002 and in each of the foregoing indices and assumes reinvestment of any dividends. No dividends have been paid on the Company's Common Stock during the periods presented. The comparisons are required by the Securities Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.


                           02/02    02/03    02/04     02/05     02/06     02/07
                           -----    -----    -----     -----     -----     -----

President Casinos, Inc.   $100.00  $ 30.59  $ 21.18   $ 17.65   $ 10.59   $ 47.06

S&P 500                    100.00    77.32   107.10    114.57    124.20    139.07

Dow Jones US Gambling      100.00    92.02   173.12    202.33    230.83    312.63


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

                                      Years Ended February 28/29,
                                              2007       2006       2005       2004       2003
                                             ------     ------     ------     ------     ------
                                                     (in thousands, except share data)

Consolidated Statement of Operations Data:

Total operating revenues (1)..............  $    --    $     --   $    --    $    --    $    --

Operating loss............................  $ (2,141)  $ (2,611)  $ (2,644)  $ (2,904)  $ (3,248)

Income (loss) from continuing operations..  $  8,004   $ (3,649)  $ (5,742)  $ (4,535)  $ (8,580)

Income (loss) from discontinued
  operations (1)..........................  $  2,100   $ 37,990   $ 15,934   $  1,800   $   (499)

Net income (loss).........................  $ 10,104   $ 34,341   $ 10,192   $ (2,735)  $ (9,079)

Basic and diluted net income (loss) per
  share from continuing operations........   $  1.59    $ (0.72)   $ (1.14)   $ (0.90)   $ (1.70)
Basic and diluted net income (loss) per
  share from discontinued operations......   $  0.42    $  7.54    $  3.17    $  0.36    $ (0.10)
                                             --------   --------   --------   --------   --------
Basic and diluted net income
 (loss) per share.........................   $  2.01    $  6.82    $  2.03    $ (0.54)   $ (1.80)
                                             ========   ========   ========   ========   ========

Consolidated Balance Sheet Data:

Cash and cash equivalents.................  $  6,342   $ 28,077    $ 20,706  $ 18,362   $ 11,720
Restricted cash, cash equivalents
  and short-term investments..............       --         --        2,584     2,672      5,404
Assets of discontinued operations (1).....       914     38,511      93,237    95,568    102,734
Total assets..............................     7,407     66,760     116,705   116,818    120,834
Current liabilities.......................     2,178      7,728      47,992    14,096     58,429
Long-term debt............................       --         --          --     45,429        --
Minority interest (2).....................     2,253      3,531      19,020    17,653        679
Liabilities subject to compromise.........       688     63,317      91,850    91,989    111,340
Stockholders' equity (deficit)............     2,288     (7,816)    (42,157)  (52,349)   (40,614)

                                      10

(1) On April 15, 2005, the Biloxi operations were sold for approximately $82,000 pursuant to an auction and sale approved by the United States Bankruptcy Court for the Eastern District of Missouri.

     On December 20, 2006, the Company sold the capital stock of President Missouri for approximately $31,500, pursuant to an auction and sale approved by the United States Bankruptcy Court for the Eastern District of Missouri. Management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in an impairment of long-lived assets of $3,950 during fiscal year 2007.

     The Company sold one of two vessels accounted for in its leasing segment during May 2003 and the second vessel was foreclosed on by the lender which held a Preferred First Fleet Mortgage collateralizing debt owed to them. Management's evaluation of the net realizable value of its assets, based on their intended future use and current market conditions, resulted in impairments of long-lived assets of $288 and $1,167, respectively, during fiscal years 2004 and 2003 on the two casino vessels.

     In accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," the St. Louis and Biloxi operations and leasing segment are accounted for as discontinued operations. The results for fiscal 2003 and 2004 have been revised to reflect these reclassifications.

(2)  As of February 28, 2003, $15,669 of minority interest related to
     J. Edward Connelly Associates, Inc.'s Class B Unit of PBLLC was classified as liabilities subject to comprise.

  Gaming operations commenced in Biloxi, Mississippi on August 13, 1992 and in St. Louis, Missouri on May 27, 1994. Hotel operations commenced in Biloxi, Mississippi on July 27, 1997. The assets of the Biloxi operations were sold April 15, 2005. The capital stock of President Missouri was sold December 20, 2006.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion, which covers fiscal years 2005 through 2007, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

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

  The agreement to sell the Biloxi operations was consummated on April 15, 2005 and the sale of St. Louis operations was consummated on December 20, 2006.

  As a result of the Company's relatively high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15, and September 15, 2000. Under the indentures pursuant to which the $75.0 million 13.0% Senior Exchange Notes (the "Senior Exchange Notes") and the $25.0 million 12% Secured Notes (the "Secured Notes" and collectively with the Senior Exchange Notes, the "Notes") were issued, an Event of Default occurred on April 15, 2000. Additionally, the Company was unable to pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and the Secured Notes were notified of the defaults and instructed the Indenture Trustee to accelerate the Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable.

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

  On April 15, 2005, the Company sold the assets of its Biloxi, Mississippi operations for aggregate consideration of $82.0 million in cash. The sale was pursuant to an auction and sale process approved by the Missouri Bankruptcy Court. From the proceeds, the Company paid $37.1 million to the lender of the PBLLC debt to satisfy the outstanding principal and interest obligations in full. The Company paid the Noteholders and their assignees $27.3 million to partially satisfy its obligation and redeemed $16.1 million of Mr. Connelly's Class B membership interest.

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

  On February 24, 2006, the Company entered into an agreement with Pinnacle Entertainment, Inc. for the purchase of the stock of President Missouri for approximately $31.5 million, subject to working capital adjustments. On December 20, 2006, the sale was consummated.

  Following the consummation of the sale of the Company's St. Louis gaming operations, the Company no longer owns any operating entities and its assets consist primarily of cash, certain deferred tax assets and certain pending litigation claims. The Company's business activities currently consist of managing its existing litigation matters, discharging its liabilities and administering the bankruptcy reorganization plans of its former Biloxi and St. Louis operations.

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

Overview

  The Company's operating results were affected by a number of factors, including competitive pressures, changes in regulations governing the Company's activities, the economic environment and general weather conditions.

  As a result of the sale of the Biloxi operations in April 2005 and the sale of the St. Louis operations in December 2006, discussed above, the results of operations for these segments are classified in discontinued operations.

Results of Operations

  The results of continuing operations for the years ended February 28, 2007, 2006 and 2005 include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the former leasing operations are classified as discontinued operations as a result of the sale of the operations.

  The following table highlights the results of the Company's operations during the periods presented.

                                                Twelve Months Ended February 28,
                                                  2007        2006        2005
                                                 ------      ------      ------
                                                         (in millions)

             Continuing Operations:

             Corporate Administration
               operating loss                    $ (2.1)     $ (2.6)      $ (2.6)

             Discontinued Operations:

             St. Louis, Missouri Operations
               Operating revenues                  51.7        67.3         69.8
               Operating income                     4.4        10.2          7.9

             Biloxi, Mississippi Operations
               Operating revenues                   --          5.6         43.2
               Operating income                     0.1         0.6          1.2

             Leasing Operations
               Operating income (loss)               --         0.1         (0.1)


  The following table highlights cash flows of the Company's operations.

                                                Twelve Months Ended February 28,
                                                  2007        2006        2005
                                                 ------      ------      ------
                                                         (in millions)

             Cash provided by (used in)
               operating activities             $ (3.5)      $(10.1)      $  6.4
             Cash provided by (used in)
               investing activities               30.5         83.9          2.3
             Cash used in
               financing activities              (51.7)       (67.8)        (6.4)
             Cash paid for interest                --          13.6          2.9
             Cash paid for income taxes            --           0.3          --

Fiscal 2007 Compared to Fiscal 2006

  Operating revenues from continuing operations. As of February 28, 2007, the Company had sold its Biloxi and St. Louis operations. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $2.1 million and $2.6 million during the years ended February 28, 2007 and 2006, respectively. The decrease is the result of the departure of two executives in the first quarter of fiscal 2007.

  Operating income. As a result of the foregoing items, the Company had an operating losses of $2.1 million and $2.6 million during the years ended

February 28, 2007 and 2006, respectively.

  Reorganization items. The Company incurred reorganization income of $9.8 million during the year ended February 28, 2007, compared to expense of $0.7 million during the year ended February 28, 2006. On October 12, 2006, the Company and President Missouri announced that the Company and President Missouri had entered into a Settlement Agreement, dated as of October 10, 2006 (the "Settlement Agreement"), with Pinnacle, the Official Committee and Mr. Wirginis which resolved the dispute between the competing bankruptcy reorganization plans proposed by President Missouri and the Official Committee in President Missouri's Chapter 11 bankruptcy proceedings pending in the Bankruptcy Court. The Settlement Agreement provides that the reorganization plan previously filed by President Missouri will be amended in various respects, including a reduction in the amount to be paid to the holders of the Notes under the plan by $5.0 million which will be permanently waived. An additional $5.0 million under the Notes has been deferred, and will be payable only if proceeds from certain pending litigation and tax refund claims exceed $5.0 million. In the event that an amount in excess of $5.0 million is recovered from such contingencies, one-half of such future amounts will be paid by the Company up to $5.0 million pursuant to the terms of the Settlement Agreement.

  Minority interest expense. The Company had $0.2 million in minority interest income during the year ended February 28, 2007, compared to expense of $0.6 million during the year ended February 28, 2006. During both periods the minority interest arose from Mr. Connelly's Class B Unit of the Broadwater Property. During the year ended February 28, 2007, the Company adjusted the minority interest accrual to reflect the cessation of the obligation accruing as of the date of the sale of the Biloxi properties.

  Net income/loss from continuing operations. As a result of foregoing items, the Company incurred net income from continuing operations of $8.0 million during the year ended February 28, 2007 compared to a net loss from continuing operations of $3.6 million during fiscal year 2006.

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

  The Company's St. Louis operating segment had operating income of $4.4 million, consisting of revenues of $51.7 million and operating expenses of $47.3 million, during the year ended February 28, 2007, compared to operating income of $10.2 million, consisting of revenues of $67.3 million and operating expenses of $57.1 million, during the year ended February 28, 2006. During the year ended February 28, 2007, a $4.0 million asset impairment was recognized in operating expenses which resulted from writing down the net book value of property and equipment to the proceeds anticipated from the sale, net of closing costs incurred as a result of the sale. The St. Louis segment had net income of $2.3 million for the year ended February 28, 2007, compared to net income of $10.1 million for the year ended February 28, 2006. Included in net income for the year ended February 28, 2007, is $0.4 million in income taxes.

  Biloxi segment. On April 15, 2005, the Company consummated the sale of substantially all of the assets utilized in its Biloxi operations. The sale was consummated pursuant to the terms and conditions of a Sale and Purchase Agreement, dated as of November 15, 2004, by and between President Mississippi, Vegas Vegas, Inc., PBLLC, (collectively, with President Mississippi and Vegas Vegas, the "Sellers") and the purchaser, as amended by the Amendment to Sale and Purchase Agreement dated as of November 19, 2004, and the Second Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (collectively, the "Sale Agreement"). Pursuant to the Sale Agreement, the purchaser acquired from the Sellers substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations. Under the terms of the Sale Agreement, the purchase price was $82.0 million, subject to certain post-closing adjustments.

  The Company's Biloxi segment had operating income of less than $0.1 million, consisting of post-closing adjustments during the year ended February 28, 2007, compared to operating income of $0.6 million, consisting of revenues of $5.6 million and operating expenses of $5.0 million during the year ended February 28, 2006. The Biloxi segment had net income of $0.1 million for the year ended February 28, 2007, compared to net income of $27.7 million for the year ended February 28, 2006. Included in fiscal year 2006 net income is a $27.5 million gain, net of income taxes of $6.0 million, resulting from the sale of the Biloxi assets.

  Leasing segment. The leasing segment was operated by President Riverboat Casino-New York, Inc., a wholly-owned subsidiary of the Company. Of the two vessels owned by this segment, the "Surfside Princess" was sold in May 2003. On June 11, 2003, as a result of the Company's default on the debt that the second vessel collateralized, the United States Marshall's office served a warrant on the "President Riverboat Casino-Mississippi." On April 7, 2004, the vessel was auctioned. President New York has no income during fiscal year 2007. President New York had net income of $0.1 million during the year ended February 28, 2006 as the result of selling gaming chips which were purchased in 1998 in conjunction with pursuing a gaming license in New York City.

  Net income. The Company generated net income of $10.1 million during the year ended February 28, 2007, compared to net income of $34.4 million during the year ended February 28, 2006.

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

  Minority interest expense. The Company had $0.6 million in minority interest expense during the year ended February 28, 2006, compared to $1.4 million during the year ended February 28, 2005. During both periods the minority interest arose from Mr. Connelly's Class B Unit of the Broadwater Property. The decrease is the result of the Company redeeming $16.1 million of the Class B Unit in fiscal 2006.

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

Liquidity and Capital Resources

  During fiscal 2007, the Company met its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets. The Company anticipates it has sufficient resources to meet its working capital requirements through the end of certain current litigation discussed in "Footnote 11. Commitments and Contingent Liabilities."

  As discussed above, the Company and its subsidiaries, with the exception of PBLLC, President Riverboat Casino-Iowa, Inc. and President Riverboat Casino-New York, Inc., are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Following the consummation on December 20, 2006 of the sale of the Company's St. Louis gaming operations, the Company no longer owns any operating entities and its assets consist primarily of cash and certain pending litigation claims. The Company's business activities currently consist of managing its existing litigation matters, discharging its liabilities and administering the bankruptcy reorganization plans of its former Biloxi and St. Louis operations. In addition to the cash requirements necessary to fund the Company's remaining business activities, the Company anticipates that it will continue to incur significant professional fees and other costs in connection with its bankruptcy proceedings. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based upon its current budgeting assumptions and anticipated levels of activity in the Company's litigation matters and bankruptcy proceeding, management believes that its liquidity and capital resources will be sufficient to fund its remaining Corporate activities through the next fiscal year and the end of certain current litigation. At this time, the Company does not anticipate access to any additional cash or capital other than potential recoveries from its outstanding litigation claims.

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. The Company paid the obligations under the Notes with the cash from operations and proceeds from the sale of various assets, and as of February 28, 2007 there was no further debt obligation outstanding.

  The Company used $3.5 million of cash from operating activities during the year ended February 28, 2007, compared to using $10.1 million for the year ended February 28, 2006. The primary decrease in cash used in operating activities was the payment of $12.6 million in interest to the Noteholders during fiscal year 2006.

  Investing activities of the Company generated $30.5 million of cash during the year ended February 28, 2007 compared to generating $83.9 million during fiscal 2006. During the year ended February 28, 2007, the Company received proceeds of $31.5 million from the sale of the St. Louis operations. During the year ended February 28, 2006, the Company received proceeds from the sale of the Biloxi assets of $82.0 million and from the sale of the St. Louis office building of $1.7 million.

  Financing activities of the Company used $51.7 million of cash during the year ended February 28, 2007, compared to $67.8 million during the year ended February 28, 2006. During the year ended February 28, 2007, the Company used proceeds from the sale of the St. Louis operations and existing cash on hand to pay the Noteholders $50.7 million principal. Additionally, during the year ended February 28, 2007, the Company redeemed minority interest of $1.0 million for the Class B Unit in PBLLC. During the year ended February 28, 2006, the Company used proceeds from the sale of the Biloxi assets to pay the debt obligation of PBLLC in the amount of $36.6 million and to partially pay the Noteholders $14.3 million principal. Additionally, during the year ended February 28, 2006, the Company redeemed minority interest of $16.1 million for the Class B Unit in PBLLC.

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas, Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors AIG SunAmerica Inc. and MacKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Affiliates, following adjustments required under the Mississippi Asset Sale Agreement, have been allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. During the year ended February 28, 2007, the Company paid $50.7 million of indebtedness to the Noteholders and redeemed $1.0 million of JECA's Class B membership interest in PBLLC.

Critical Accounting Policies

  --Significant Accounting Policies and Estimates

  The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of the Company's accounting policies, including the determination of the allowance for doubtful accounts receivable, asset impairment and insurance reserves and require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management's judgments are based on historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from the Company's estimates. To provide an understanding of the methodology applied, significant accounting policies and basis of presentation are discussed where appropriate in this discussion and analysis and in the notes of the consolidated financial statements.

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

Recently Issued Accounting Standards

  In September 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that required or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for the Company beginning fiscal year March 1, 2008.

  The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 157. The Company is therefore unable to disclose the impact that adopting SFAS No. 157 will have on its financial position, results of operations, and cash flows when such statement is adopted.

  In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of March 1, 2008. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including notes to those financial statements, for any interim period of the fiscal year of adoption. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its financial position.

  In June 2006, the FASB issued Interpretation No. 48 Accounting for
Uncertainty in Income Taxes   an Interpretation of FAS No. 109 ("FIN 48"),
which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of FIN 48 on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  As of February 28, 2007, the Company had no debt that bore contractual interest at fixed rates. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure.

  Not applicable.

Item 9A.  Controls and Procedures.

  As of February 28, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of February

28, 2007 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

  There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

  Not applicable.

                                   Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

  As of the date hereof, the directors and executive officers of the Company, together with certain information about them, are set forth below.

         Name           Age    Director Since    Positions with the Company
         ----           ---    --------------    --------------------------
   John S. Aylsworth     56        1995          President, Chief Executive
                                                 Officer, Chief Operating
                                                   Officer and Director
                                                   (Class III)
   Ralph J. Vaclavik     52         --           Senior Vice President and
                                                   Chief Financial Officer
   Karl G. Andren        60        1993          Director (Class I)
   Royal P. Walker, Jr.  47        1996          Director (Class I)

  The Company has a classified Board of Directors consisting of three classes. At each annual meeting of stockholders, the bylaws provide that directors are elected for a term of three years to succeed those directors whose terms are expiring. No annual meeting of stockholders has been held since August 2001 and none is scheduled for 2007. Each director will continue in office until his successor is duly elected and qualified.

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

  The Company's board of directors has a standing Audit Committee which is comprised of non-employee directors. Messrs. Andren and Walker comprise the

Audit Committee. The Audit Committee acts pursuant to a written charter. The Audit Committee met telephonically four times during fiscal 2007. Each member of the Company's Audit Committee meets the independence requirement of the Securities Exchange Act of 1934, as amended, and is financially literate, knowledgeable and qualified to review financial statements. The Audit Committee does not have a financial expert designated by the board of directors. Messrs. Andren and Walker, who are the sole independent board members, are not financial experts by definition of Regulation S-K. Due to the bankruptcy proceedings and financial uncertainties of the Company, it has not been possible to recruit additional independent board members.

  The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A copy of the Code of Ethics is available from the Company at no charge.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. The Company has designated an officer who is available to the Company's Reporting Persons to assist them in filing the required reports. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended February 28, 2007 all Section 16(a) filing requirements applicable to the Reporting Persons were complied with.

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Executive Compensation Program

  The Compensation Committee of the Board of Directors (the "Committee") oversees and makes all significant decisions on executive officer compensation, with input from the full Board of Directors and management on key issues. The Committee is composed of directors selected by the Board from time to time. The Committee currently consists of the Company's two independent directors, Karl G. Andren and Royal P. Walker.

  The Committee's general responsibility is to establish the Company's overall compensation philosophy and enact and administer all principal aspects of the compensation of executive officers consistent with that philosophy. The executive compensation and benefits programs of the Company are intended to reinforce the Company's business goals and strategies for success and to encourage and enable the maximization of long-term stockholder value. Pursuant to its Charter, the Compensation Committee establishes and oversees the Company's executive compensation and benefits program, including recommendation of the compensation of the Chief Executive Officer. The following discussion and analysis covers the material elements of the compensation and benefit programs for the executive officers identified in the Summary Compensation Table.

Compensation Philosophy

  The general purpose and goal of the Company's executive compensation program is to attract, retain, motivate and benefit from the guidance and experience of suitably talented and qualified individuals. Year-to-year determinations regarding executive compensation are based on the Company's corporate financial condition and performance, and the performance of individual executives. The Company's compensation policy has been based upon the principal that the financial rewards to the executives should be aligned with the financial interests of the stockholders of the Company. In this manner, the Committee believes that the Company would meet its ultimate responsibility to its stockholders through prudent management of the Company's business and operations.

  Each year, the Committee has conducted a full review of the Company's executive compensation program, as well as a review of each executive's performance during the year. Such review has included an evaluation by the Committee of the Company's ongoing bankruptcy and litigation proceedings as they relate to the Company's future business plans and prospects. In addition, the Committee has used its discretion to set executive compensation based upon external and internal factors and the particular executive's circumstances.

  Historically, the Company has periodically reviewed publicly available information regarding the compensation levels and policies of other companies in the gaming industry. In light of changes in the Company's businesses and its ongoing bankruptcy proceedings, the Committee has not adopted any formal benchmarks by which it evaluates executive compensation or guidelines for allocating total compensation between equity compensation and cash compensation. However, the Committee has administered the compensation program with a view toward establishing arrangements that tie a substantial portion of the executive's overall compensation to corporate performance and the achievement of corporate goals.

  As a result of the Company's ongoing bankruptcy proceedings, certain of the Committee's decisions with respect to executive compensation matters are subject to the approval of the Bankruptcy Court. As part of the approval process, certain determinations by the Committee are subject to objections by constituents in the Company's bankruptcy proceedings. In light of the completion of the sale of the Company's St. Louis operations in December 2006 and various other developments in the Company's bankruptcy proceedings, the Committee has conducted a review of its executive compensation program and requested bankruptcy court approval to make certain changes in its executive compensation programs. These matters are scheduled for a hearing before the Bankruptcy Court in July 2007.

Basic Components of Compensation

  The basic elements of the Company's executive compensation program are base salary, annual incentive pay (bonus) and long-term incentives (stock option awards). The additional elements in the overall executive compensation program include general and special employee benefits, including insurance arrangements, employer contributions to retirement plans, and health and welfare coverage. All of these elements are considered together. Each of these components is discussed in more detail below.

  --Salary

  Salaries for executive officers, including the Chief Executive Officer, are reviewed on an annual basis. The Committee has the responsibility for reviewing and making determinations on officers' salaries, subject to the Board's general oversight responsibilities and any contractual commitments on salaries as may be contained in employment agreements between the Company and a particular executive. The base salary level for each of the Company's executives is principally based upon the level and scope of the responsibilities of the office, the pay levels of similarly positioned executive officers among companies competing for the services of such executives and a consideration of the level of experience and performance profile for the particular executive officer. Additionally, the Committee considers the Company's prevailing economic conditions and prospects, the performance of the executive's duties and responsibilities and other performance-related criteria that may be relevant with respect to such executive officer at the time.

  In light of the Company's financial performance and bankruptcy proceedings, the base salaries for each of the Company's executive officers was not increased for fiscal 2007, and has not been increased during the past five fiscal years. Mr. Vaclavik's base salary for 2007 was determined by reference to his employment agreement with the Company. For a further discussion regarding Mr. Vaclavik's employment agreement, see "Executive Compensation Employment Arrangements" below.

  --Annual Incentive Compensation (Bonus)

  This component of total compensation is designed to link executive pay directly to the Company's performance. The annual incentive component is represented by cash bonuses that may be paid at the Company's management incentive plan. These bonuses are directly affected by variations in the performance of the Company.

  Bonus amounts for a fiscal year are granted by the Committee under the Company's management incentive plan. Under the plan, specific targeted quarterly and annual goals for EBITDA (earnings before income taxes, depreciation and amortization) are established for the Company's operating units, and predetermined quarterly and annual incentive bonuses are established for attaining and exceeding the goal targets. Each executive is eligible to receive cash bonuses up to a percentage of their base salary established by the Committee. For fiscal 2007, under the management incentive plan Messrs. Alysworth and Vaclavik were eligible to receive cash bonuses equal up to 50% and 30% of their annual base salaries, respectively. Based on the Company's performance in fiscal 2007, Messrs. Alysworth and Vaclavik received cash bonuses under the management incentive plan equal to $181,233 and $43,493, respectively.

  --Long-Term Incentive Compensation

  Long-term incentive compensation for officers is awarded in the form of options to purchase the Company's Common Stock under its stock option plans. The Committee believes that long-term incentive compensation such as stock options are the most direct way of tying executive compensation to increases in stockholder value. The Committee believes that awards of stock options are an important complement to the cash elements of the Company's executive officers' compensation described above as they align the executive's interests with those of the Company's stockholders. Stock options have historically been granted with an exercise price equal to the market price of the Company's Common Stock on the date of grant, and typically are subject to vesting requirements based upon the executive's continued employment with the Company. Stock options that have been issued to the executive officers are currently vested and are exercisable subject to Bankruptcy Court approval. No stock options awards have been granted since August 1999.

Employment Agreements with Executives and Change-in-Control Protections

  Of the current executive officers, only Mr. Vaclavik has an employment agreement with the Company, which includes providing for severance payments to Mr. Vaclavik upon termination of employment and payments following a change-in-control of the Company. For a further discussion regarding Mr. Vaclavik's employment agreement, see "Executive Compensation-Employment Arrangements" below.

Executive Perquisites, Benefits and Other Compensation Matters

  In addition to the three significant components of executive compensation discussed above, that is, salary, annual incentive compensation (bonus) and long-term incentive compensation (stock options), the overall compensation package provided by the Company to its officers includes other items, such as standard benefit programs available to all full-time employees (e.g., retirement and health plans) and certain limited perquisites (or "perks") available only to senior executives. The Committee generally reviews and approves all of these other forms of compensation applicable to executives. Overall, the Committee believes that these additional compensation elements, to the extent that they are not automatically available to executives as part of broad-based plans available to all employees, should be structured with the goal of enabling the executives to perform their designated functions more effectively and efficiently. The Company matches employee contributions to the Company's 401(k) plan at a rate of 50% of the first 4% of the employees' contribution, limited by appropriate IRS regulations. The Company match is reviewed from time to time by the Committee. For fiscal 2007, the Company also provided executives with extended health care expense reimbursement, certain income tax preparation fee reimbursement and life insurance premiums.

COMPENSATION COMMITTEE REPORT

  The responsibilities of the Compensation Committee are provided in its Charter, which has been approved by the Company's Board of Directors.

  In fulfilling its oversight responsibilities with respect to the Compensation Disclosure and Analysis included in this Report, the Compensation Committee, among other things, has:

      o reviewed and discussed the Compensation Disclosure and Analysis with management; and

      o following such review, the Compensation Committee approved the inclusion of such Compensation Disclosure and Analysis in this Annual Report on Form 10-K.

                    SUBMITTED BY THE COMPENSATION COMMITTEE

                      KARL G. ANDREN      ROYAL P. WALKER


Executive Compensation in the Last Fiscal Year

  The following table sets forth certain information with respect to compensation paid or payable by the Company for the fiscal year ended February 28, 2007, to each of the named executive officers of the Company.

                                    SUMMARY COMPENSATION TABLE

                                                                            Option
                                                                           Awards and
                                                                              Stock
                                Fiscal                           Stock     Appreciation
Name and Principal Position      Year     Salary      Bonus      Awards       Rights
---------------------------     ------    ------      -----      ------    ------------

John E. Connelly                 2007    $ 23,077    $    --      $    --     $    --
Former Chairman of the Board
and Chief Executive Officer (2)

John S. Aylsworth                2007    $450,000    $181,233          --          --
President, Chief Executive
Officer and Chief Operating
Officer

Terrence L. Wirginis             2007    $ 53,615    $    --           --          --
Former Chairman of the Board
and Vice President
-Marine and Development (3)

Ralph J. Vaclavik                2007    $180,000    $ 43,493          --          --
Senior Vice President and
Chief Financial Officer

                                                       Change in
                                                      Pension Value
                                                          and
                                                      Nonqualified
                                         Non-Equity     Deferred
                                Fiscal Incentive Plan Compensation  All Other
Name and Principal Position      Year   Compensation    Earnings   Compensation(1)   Total
---------------------------     ------  ------------    --------   ------------      -----

John E. Connelly                 2007    $    --        $    --      $  1,077       $ 24,154
Former Chairman of the Board
and Chief Executive Officer (2)

John S. Aylsworth                2007    $    --        $    --      $ 47,508       $678,741
President, Chief Executive
Officer and Chief Operating
Officer

Terrence L. Wirginis             2007    $    --        $    --       $ 1,299       $ 54,914
Former Chairman of the Board
and Vice President
-Marine and Development (3)

Ralph J. Vaclavik                2007    $    --        $    --       $ 29,004      $252,497
Senior Vice President and
Chief Financial Officer

___________________

(1) Consists of contributions made to the Company's 401(k) plan, life insurance premiums paid on behalf of the named executive, medical expense reimbursement and certain professional fees paid on behalf of each of the named executives.

    During fiscal year ended February 28, 2007, Mr. Aylsworth had medical expense reimbursement of $28,660, life insurance premium paid of $10,133, income tax preparation services of $4,597 and 401(K) contributions made by the Company of $4,118.

(2) Mr. Connelly ceased being Chairman of the Board and Chief Executive Officer to the Company effective April 4, 2006.

(3) Effective May 25, 2006, Mr. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as officer and director of the Company's subsidiaries.

  The following table sets forth information regarding outstanding equity award grants held by each of the Company's executive officers named in the Summary Compensation Table as of February 28, 2007. None of the named executive officers exercised any stock options during fiscal 2007.

                          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                       Options/SARs Awards

                                                         Equity
                                                        Incentive
                                       Number of       Plan Awards:
                       Number of       Securities       Number of
                       Securities      Underlying      Securities
                       Underlying     Unexercised      Underlying
                      Unexercised     Options/SARs     Unexercised
                      Options/SARS        (#)           Unearned      Options/SARs  Options/SARs
                          (#)         Unexercisable    Options/SARs     Exercise     Expiration
Name                   Exercisable                         (#)          Price ($)       Date
-------------------   -------------   -------------   -------------   ------------   ------------

John E. Connelly              --               --              --             --           --

John S. Aylsworth         280,000              --              --             0.87    08/22/2007
                           90,000              --              --             0.87    08/22/2009

Terrence L. Wirginis       42,000              --              --             0.87    05/26/2007
                           60,000              --              --             0.87    05/26/2007

Ralph J. Vaclavik          13,500              --              --             0.87    08/22/2007
                           10,000              --              --             0.87    08/22/2009


  All stock options were fully vested as of February 28, 2007.

Employment Arrangements

  In March 2002, the Company entered into an employment agreement with Mr. Vaclavik for an employment term through June 1, 2004. The agreement is renewable thereafter for successive two-year terms unless terminated by either party within 90 days of its expiration. The agreement is an executory contract which has neither been accepted nor rejected in the Company's bankruptcy proceedings.

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

  The employment agreement additionally provides that Mr. Vaclavik will be paid severance benefits in the event that his employment with the Company is terminated by the Company without Cause or by the executive for Good Reason within two years of a Change in Control of the Company. The Change in Control provisions would require, in addition to any other benefits to which the executive is entitled, a lump-sum cash payment in an amount equal to 1.5 times the Mr. Vaclavik's average annual base compensation, as determined pursuant to the employment agreement.

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

  Change in Control is generally defined as (i) the acquisition by any person of beneficial ownership of 20% or more of the combined voting power of the Company's then outstanding securities, (ii) a change in the composition of the Company's Board of Directors such that during any two consecutive years the incumbent directors and their nominees do not constitute a majority of the Board, (iii) a merger or consolidation of the Company in which the Company is not the continuing or surviving corporation or pursuant to which the holders of the Common Stock prior to such event do not have the same proportionate ownership of the common stock of the surviving corporation, (iv) a merger or consolidation of the Company in which the Company is the continuing or surviving corporation in which the holders of the Company's Common Stock immediately prior to such event do not own 50% or more of the outstanding stock of the surviving corporation, or (v) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company or the sale of substantially all of the assets of the Company. A transfer by certain related persons and entities does not constitute a change in control.

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate employees and certain Missouri operating company employees. The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the plan, Mr. Vaclavik will receive $180,000 of compensation on the date he is discharged from employment. If at any time prior thereto Mr. Vaclavik's salary is reduced or he is required to move his residence from the St. Louis, Missouri metropolitan area, he will also receive such payment.

Compensation of Directors

  The following table sets for the compensation arrangements of the Company's non-employee directors:

                                                                 Changes in
                                                               Pension Value
                               Fees                                 and
                             Earned or                          Non-qualified
                              Paid in      Stock     Option       Deferred
                               Cash       Awards     Awards     Compensation      All Other
          Name                  ($)         ($)        ($)        Earnings      Compensation
        --------             --------    --------    -------     ----------     -------------
    Karl G. Andren            31,500        --          --            --              --
    Royal P. Walker, Jr.      31,500        --          --            --              --

  During fiscal 2007, directors who were not employees of the Company received director's fees of $31,500. Historically, a non-employee director received $36,000 annual compensation. Effective with the sale of the Company's St. Louis operations, the non-employee directors' compensation was reduced to $18,000 annually. Directors who are employees of the Company do not receive director's fees. Directors of the Company are entitled to receive discretionary grants of stock options. No such grants were made in fiscal 2007. In addition, under the Company's existing stock option plan, each non-employee director elected to the Board of Directors receives a grant of non-qualified stock options to purchase 5,000 shares of Common Stock at the fair market value of the Company's Common Stock on the date of grant. These stock options are exercisable immediately with respect to one-half of the shares and become exercisable with respect to the remainder of the shares in two equal annual installments. No such grants were made in fiscal 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

  The following table sets forth certain information regarding the ownership of the Company's Common Stock as of the June 11, 2007: (i) by each person known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) by each of the Company's directors;
(iii) by each of the executive officers of the Company listed in the Summary Compensation Table, and (iv) by all of directors and executive officers of the Company as a group.

  Name of Beneficial Owner          No. of Shares (1)     % of Class (1)
  ------------------------         ------------------     -------------
    John E. Connelly                     615,235 (2)          12.2%
    John S. Aylsworth                    492,318 (3)           9.1%
    Terrence L. Wirginis               1,245,603 (4)          24.3%
    Karl G. Andren                        64,500 (5)           1.3%
    Royal J. Walker, Jr.                  31,000 (6)            *
    Ralph J. Vaclavik                     29,114 (7)            *
    All executive officers and
     directors as a group (4 persons)    616,932 (8)          12.3%
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

(3) Includes 370,000 shares issuable pursuant to stock options which are currently exercisable. Mr. Aylsworth's address is P.O. Box 220645 St. Louis, MO 63122-6145.

(4) Includes 102,000 shares issuable pursuant to stock options which are currently exercisable. Mr. Wirginis's address is 350 West Station Square Drive, Pittsburgh, PA 15219.

(5) Consists of 12,500 shares owned by New York Cruise Lines, Inc., of which Mr. Andren is Chairman and 52,000 shares issuable pursuant to stock options which are currently exercisable.

(6) Consists solely of shares issuable pursuant to stock options which are currently exercisable.

(7) Includes 23,500 shares issuable pursuant to stock options which are currently exercisable.

(8) Includes 476,500 shares issuable pursuant to stock options which are currently exercisable.

  The following table reflects information about the Company's equity compensation plans as of February 28, 2007.

                                                                         Number of securities
                    Number of securities                               remaining available for
                     to be issued upon     Weighted average exercise    future issuance under
                        exercise of           price of outstanding       equity compensation
Plan category        outstanding options          options                       plans
-------------         ------------------      ------------------          ------------------

Equity compensation
plans approved by
shareholders            582,700                     $ 0.87                    217,300

Equity compensation
plans not approved
by shareholders             --                          --                        --

Item 13.  Certain Relationships and Related Transactions and
          Director Independence

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

  On June 7, 2005, the Company made a distribution from the proceeds of the sale of the Mississippi Properties. JECA's Class B membership interest was partially redeemed for $14,375,000, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,539,063, $3,539,063 and $218,750, respectively. During August 2005, JECA's Class B membership interest was redeemed for $1,400,000, of which additional distributions of $332,500, $332,500 and $70,000 were made to Mssrs. Aylsworth, Wirginis and Vaclavik, respectively. During February 2006, JECA's Class B membership interest was further redeemed for $350,000, of which additional disbursements of $84,688, $84,688 and $11,250 were made to Mssrs. Aylsworth, Wirginis and Vaclavik, respectively. During February 2007, JECA's Class B membership interest was further redeemed for $1,044,697, of which additional disbursements of $261,174 were made to each of Mssrs. Aylsworth and Wirginis.

Item 14. Principal Accountant Fees and Services.

  The Audit Committee has appointed Deloitte & Touche LLP to serve as the Company's independent registered public accounting firm for 2007 and 2006.

  The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company's financial statements, and fees billed for other services rendered by Deloitte & Touche LLP for the fiscal years shown.

                                              Year Ended February 28,
                                               2007            2006
                                              ------          ------

 Audit Fees (1)......................   $    100        $   196
 Audit-Related Fees (2)..............         92            114
 Tax Fees (3)........................        --              35
                                             ---------       --------
    Total                               $    192        $   345
                                             =========       ========

(1) Audit Fees consist of fees rendered for professional services rendered for the audit of our financial statements included in our Forms 10-K and review of our financial statements included in our Forms 10-Q during the 2007 and 2006 fiscal years and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagement.

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

  During 2007, the Audit Committee pre-approved non-audit services related to tax compliance and gaming compliance. The Audit Committee pre-approved 100% of the fees for services covered under the captions "Audit Related Fees" and "Tax Fees," for fiscal years 2007 and 2006.

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

           See Exhibit Index on page F-39.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

I.   PRESIDENT CASINOS, INC. (Debtors-in-Possession)
     Consolidated Financial Statements:
       Report of Independent Registered Public Accounting Firm...........F-2

       Consolidated Balance Sheets as of February 28, 2007 and 2006......F-4

       Consolidated Statements of Operations for the Years
         Ended February 28, 2007, 2006 and 2005..........................F-5

       Consolidated Statements of Stockholders' Equity (Deficit) for the
         Years Ended February 28, 2007, 2006 and 2005....................F-6

       Consolidated Statements of Cash Flows for the Years
         Ended February 28, 2007, 2006 and 2005..........................F-7

       Notes to Consolidated Financial Statements........................F-8

     Financial Statement Schedule:

       Schedule II--Valuation and Qualifying Accounts...................F-34

       All other schedules are omitted as the required information is inapplicable or is presented in the Company's Consolidated
       Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of the Board of Directors of President Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of President Casinos, Inc. (debtors-in-possession), (the "Company") as of February 28, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 28, 2007. Our audits also include the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2, the Company's recurring losses from continuing operations and absence of any ongoing revenue producing activities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
St. Louis, Missouri
June 11, 2007

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)

                                                                              February 28,
                                                                            2007       2006
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $  6,342   $ 28,077
  Assets of discontinued operations.....................................       914     38,511
  Prepaid expenses and other current assets.............................       147        170
                                                                          ---------  ---------
      Total current assets..............................................     7,403     66,758

Property and Equipment, net.............................................         4          2
                                                                          ---------  ---------
                                                                          $  7,407   $ 66,760
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $     37   $     89
  Income taxes payable..................................................       340        --
  Accrued payroll and benefits..........................................       292        258
  Other accrued liabilities.............................................       153        525
  Liabilities of discontinued operations................................     1,356      6,856
                                                                          ---------  ---------
      Total current liabilities.........................................     2,178      7,728

Minority Interest.......................................................     2,253      3,531
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................     4,431     11,259

Liabilities Subject to Compromise.......................................       688     63,317
                                                                          ---------  ---------
         Total liabilities..............................................     5,119     74,576
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................       --         --

Stockholders' Equity (Deficit):
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................   (99,743)  (109,847)
                                                                          ---------  ---------
      Total stockholders' equity (deficit)..............................     2,288     (7,816)
                                                                          ---------  ---------
                                                                          $  7,407   $ 66,760
                                                                          =========  =========
See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Years Ended February 28,
                                                  2007       2006       2005
                                                 ------     ------     ------


OPERATING REVENUES.........................    $    --    $    --    $    --
                                               ---------  ---------  ---------
OPERATING COSTS AND EXPENSES:
Selling, general and administrative........       2,139      2,608      2,640
Depreciation and amortization..............           2          3          4
                                               ---------  ---------  ---------
  Total operating costs and expenses.......       2,141      2,611      2,644
                                               ---------  ---------  ---------

OPERATING LOSS.............................      (2,141)    (2,611)    (2,644)
                                               ---------  ---------  ---------
OTHER INCOME (EXPENSE):
Interest expense (contractual interest of
   $6,235, $8,729 and $14,965 for the
   years ended February 28, 2007,
   2006 and 2005)..........................         --         --        --
Interest income............................          68       269          8
Reorganization items, net..................       9,844      (671)    (1,738)
                                               ---------  ---------  ---------
Total other income (expense), net..........       9,912       (402)    (1,730)
                                               ---------  ---------  ---------
INCOME (LOSS) BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............       7,771     (3,013)    (4,374)
Minority interest..........................         233       (636)    (1,368)
                                               ---------  ---------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...       8,004     (3,649)    (5,742)
                                               ---------  ---------  ---------

Income from discontinued operations, net
   of income tax expense of $353 and
   $6,055 for 2007 and 2006 and income
   tax benefit of $5,688 for fiscal 2005...       2,100     37,990     15,934
                                               ---------  ---------  ---------
NET INCOME.................................    $ 10,104   $ 34,341   $ 10,192
                                               =========  =========  =========

Basic and diluted net income (loss)
  per share from continuing operations.....     $  1.59    $ (0.72)   $ (1.14)
Basic and diluted net income per
   share from discontinued operations......        0.42       7.54       3.17
                                                --------   --------   --------
Basic and diluted net income per share.....     $  2.01    $  6.82    $  2.03
                                                ========   ========   ========
Weighted average common and dilutive
 potential common shares outstanding.......       5,033      5,033      5,033
                                                 =======    =======    =======

See Notes to Consolidated Financial Statements.

                          PRESIDENT CASINOS, INC.
                          (DEBTORS-IN-POSSESSION)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (in thousands)

                                                Additional
                                      Common      Paid-In   Accumulated
                                       Stock      Capital     Deficit      Total
                                       -----      -------     --------     -----

Years Ended February 28, 2005,
  2006 and 2007:

Balance as of March 1, 2004.......  $     302   $ 101,729   $(154,380)  $ (52,349)
Net income........................        --          --       10,192      10,192
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2005...        302     101,729    (144,188)    (42,157)
Net income........................        --          --       34,341      34,341
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2006...        302     101,729    (109,847)     (7,816)
Net income........................        --          --       10,104      10,104
                                    ----------  ----------  ----------  ----------
Balance as of February 28, 2007...  $     302   $ 101,729   $ (99,743)  $   2,288
                                    ==========  ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                            Years Ended February 28,
                                                         2007        2006        2005
                                                        ------      ------      ------

Cash flows from operating activities:
Net income..........................................   $ 10,104    $ 34,341    $ 10,192
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Reorganization items............................    (10,000)        --          --
    Depreciation and amortization...................          2           3       4,934
    (Gain) loss on disposal of assets...............         33     (33,847)          8
    Impairment of long-lived assets.................      3,950          --          --
    Minority interest...............................       (233)        636       1,368
    Deferred income taxes...........................        --        5,707      (5,707)
    Net decrease in working capital accounts........     (7,333)    (16,954)     (4,356)
                                                       ---------   ---------   ---------
      Net cash provided by (used in)
        operating activities........................     (3,477)    (10,114)      6,439
                                                       ---------   ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment...........     (2,113)     (2,476)     (4,344)
  Proceeds from the sale of property
     and equipment..................................     32,606      83,793       6,554
  Changes in restricted cash and cash equivalents...        --        2,234          87
  Maturity of short-term investments................        --          350         --
  Other.............................................        (26)        --          --
                                                       ---------   ---------   ---------
       Net cash provided by investing activities....     30,467      83,901       2,297
                                                       ---------   ---------   ---------
Cash flows from financing activities:
  Payments on notes payable.........................    (50,680)    (51,691)     (6,392)
  Payment of minority interest......................     (1,045)    (16,125)        --
                                                       ---------   ---------   ---------
      Net cash used in financing activities.........    (51,725)    (67,816)     (6,392)
                                                       ---------   ---------   ---------
Net increase (decrease)
  in cash and cash equivalents......................    (24,735)      5,971       2,344

Cash and cash equivalents at beginning of year......     31,077      25,106      22,762
                                                       ---------   ---------   ---------
Cash and cash equivalents at end of year............   $  6,342    $ 31,077    $ 25,106
                                                       =========   =========   =========

Cash and cash equivalents included in
  continuing operations.............................   $  6,342    $ 28,077    $ 20,706
Cash and cash equivalents included in
  discontinued operations...........................   $    --     $  3,000    $  4,400

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

  On June 20, 2002, President Casinos, Inc. ("PCI") and its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owned and operated the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). On July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Mississippi Bankruptcy Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries, including Vegas, Vegas, Inc. ("Vegas"), Broadwater Hotel, Inc. ("BHI"), PRC Management, Inc. ("Management"), PRC Holdings Corporation ("Holdings"), TCG/Blackhawk, Inc. ("Blackhawk"), and President Riverboat Casino-New York, Inc. ("President New York"), filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President New York, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where the latter proceedings are now pending and being administered.

  On April 15, 2005, the Company completed a sale of its properties and operations in Mississippi (the "Mississippi Properties") with the approval of the Missouri Bankruptcy Court. Included in the sale were substantially all of the properties owned by President Mississippi, Vegas, BHI and President Broadwater Hotel, LLC ("PBHLLC") (a non-wholly owned subsidiary that had previously been though a separate bankruptcy proceeding). Thereafter, on May 27, 2005, the Missouri Bankruptcy Court confirmed a Chapter 11 Plan of Liquidation for President Mississippi, Vegas and BHI (the "Mississippi Plan"), pursuant to which the Company continues to distribute the proceeds from the sale of the Mississippi Properties to holders of claims that have been allowed and approved by the Missouri Bankruptcy Court.

  On December 4, 2006, the Missouri Bankruptcy Court confirmed a Plan of Reorganization for President Missouri (the "Missouri Plan"), which enabled the Company to complete a previously approved sale of the stock of President Missouri on December 20, 2006. As a result of the sale, President Missouri is no longer owned by or affiliated with the Company. PCI acts as the trustee under a Distribution Trust established under the Missouri Plan for the distribution of the proceeds from the sale of the stock of President Missouri to holders of claims that have been allowed and approved by the Missouri Bankruptcy Court.

  PCI, Management, Holdings and Blackhawk have not yet filed plans of reorganization and continue to operate as debtors-in-possession. The bankruptcy of President New York has been dismissed.

  Prior to any of the cases being transferred to the Missouri Bankruptcy Court, the Mississippi Bankruptcy Court established "bar dates" for pre-petition claims, all of which have expired, by which all pre-petition claimants were required to submit and characterize claims against the Company. As part of the Company's Chapter 11 reorganization process, the Company attempted to notify all known or potential creditors of the filings for the purpose of identifying certain pre- and post-petition claims. In the Company's Chapter 11 cases, substantially all of the Company's liabilities as of the filing date have been and continue to be subject to adjustment.

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

-- President Mississippi Cases

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

  The sale of the Mississippi Properties closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan") for the Mississippi Affiliates that was jointly developed by the Company and its creditors AIG Global Investment Corp. and MacKay Shields LLC. The Mississippi Plan of Liquidation became effective on June 7, 2005.

  The Mississippi Plan established August 8, 2005 as the post-petition Administrative Bar Date, whereby each person or entity could file a claim arising on or after July 9, 2002 and before May 25, 2005 for President Mississippi or arising on or after July 11, 2002 and before May 25, 2005 for Vegas Vegas and BHI. The Company attempted to notify creditors that failure to file a claim against the entities named in the Mississippi Plan would result in the claim being forever barred and discharged.

  Pursuant to the Mississippi Plan, the proceeds from the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together with the proceeds from the liquidation of the Mississippi Excluded Assets, have substantially been distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Notes (the "Noteholders") and to JECA and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, a former Chairman and Chief Executive Officer of the Company, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full subject to final determination and settlement of claims and expenses. On June 7, 2005, the effective date of the Mississippi Plan, the Company paid $25,625 of indebtedness to the Noteholders. Of this amount, $12,570 was applied to principal, $12,644 was applied to accrued interest and $411 to accrued trustee and legal fees incurred by the Noteholders. Additionally, the Company redeemed $14,375 of JECA's Class B membership interest in PBLLC. During August 2005, the Company made a second distribution from the proceeds consisting of $1,400 to the Noteholders and $1,400 redemption of JECA's Class B membership interest. During February 2006, the Company made a third distribution consisting of $350 to the Noteholders and $350 redemption of JECA's Class B membership interest. During February 2007, the Company made a $1,045 redemption of JECA's Class B membership interest.

  JECA has entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Executive Officer, Chief Operating Officer and Director of the Company, Mr. Wirginis and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA would use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total proceeds paid to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company has determined that the proceeds of the sale of the Mississippi Properties will not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, the Company currently estimates that proceeds will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Messrs. Aylsworth, Wirginis and Vaclavik would have been entitled to receive an aggregate of approximately $4,780, $4,780 and $300, respectively, pursuant to the JECA Proceeds Distribution Agreement were the proceeds sufficient to satisfy the Class B membership interest. During fiscal year 2006, JECA made distributions to Messrs. Aylsworth, Wirginis and Vaclavik of $3,957, $3,957 and $300, respectively, from the $16,125 Class B membership interest redemption. During fiscal 2007, JECA made distributions to Messrs. Aylsworth and Wirginis of $261 each from the $1,045 Class B membership interest redemption.

--President Missouri Case

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. ("Columbia Sussex") was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. The Company and Columbia Sussex entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President/Sussex Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the President/Sussex Sale Agreement. The closing of the transaction was contingent upon licensing approval by the Missouri Gaming Commission of Columbia Sussex and its key officers. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission. The Company has a pending lawsuit against Columbia Sussex for breach of the President/Sussex Sale Agreement. See "Note 11. Commitments and contingent Liabilities."

  On February 24, 2006, the Company entered into an agreement with Pinnacle Entertainment, Inc. ("Pinnacle") for the purchase of the stock of President Missouri for approximately $31,500, subject to working capital adjustments. Consummation of the transaction was subject to, among other things, (i) potential over-bid by third parties at an auction to be held under the Bankruptcy Code, and (ii) confirmation of a plan of reorganization for President Missouri discharging all claims against President Missouri.

  The Company did not receive any qualified third party bids for its St. Louis operations and, accordingly, no auction was held and the Company moved forward with the preparation of a plan of reorganization for President Missouri, as necessary to effectuate the sale of the stock of President Missouri to Pinnacle.

  On May 25, 2006, Terrence L. Wirginis resigned as director, Chairman of the Board and Vice President-Marine and Development of the Company, and as an officer and director of the Company's subsidiaries, in order to form an Ad Hoc Equity Holders' Committee for the purpose of exploring the development of an alternative reorganization plan for the Company (in lieu of the Company's plan that would effectuate the sale of the stock of President Missouri to

Pinnacle), including seeking financing arrangements with third parties which would permit the Company to refinance its remaining indebtedness and emerge from its bankruptcy proceedings as an operating gaming company.

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

  Pinnacle announced on July 19, 2006, that it had commenced a cash tender offer for all the outstanding 13% Senior Exchange Notes and 12% Secured Notes of the Company, and to offer to purchase all other pre-petition general unsecured claims allowed as of July 12, 2006 asserted against President Missouri in an amount not to exceed $2,000. Pinnacle disclosed that the tender offer for the Notes was eight hundred nine dollars and seven cents per one thousand dollars original principal amount in cash (which represents dollar for dollar of the outstanding principal balance), and the other offer would be at 100% of the allowed amount of each general unsecured claim. On September 14, 2006, Pinnacle announced that pursuant to the tender offer it had purchased 99.5% of the outstanding original principal of the Notes. Pursuant to the tender offer, Pinnacle acquired approximately $62,000 of allowed claims against the bankruptcy estate of President Missouri.

  On October 12, 2006, the Company and President Missouri announced that the Company and President Missouri had entered into a Settlement Agreement, dated as of October 10, 2006 (the "Settlement Agreement"), with Pinnacle, the Official Committee and Mr. Wirginis which resolved the dispute between the competing bankruptcy reorganization plans proposed by President Missouri and the Official Committee in President Missouri's Chapter 11 bankruptcy proceedings pending in the Bankruptcy Court. Under the Settlement Agreement, the proposed reorganization plan filed by the Official Committee was withdrawn, and the parties agreed to continue with the consummation of the sale of President Missouri to Pinnacle pursuant to the Pinnacle Purchase Agreement and to support the Settlement Agreement. The Settlement Agreement also provided that a reorganization plan previously filed by President Missouri would be amended in various respects and submitted for confirmation.

  On October 18, 2006, the Bankruptcy Court issued an order approving the Settlement Agreement. On November 30, 2006, the amended President Missouri plan was confirmed by the court and the sale of President Missouri was approved by the Missouri Gaming Commission.

  On December 20, 2006, the Company sold its St. Louis operations to Pinnacle for approximately $31,500. On December 4, 2006, the Bankruptcy Court confirmed a plan of reorganization for President Missouri, which became effective on the date of the sale. The Missouri plan of reorganization established February 19, 2007 as the post-petition Administrative Bar Date, whereby each person or entity could file a claim arising on or after June 20, 2002 and before December 20, 2006 for President Missouri. The Company attempted to notify creditors that failure to file a claim against President Missouri would result in the claim being forever barred and discharged.

  Under the Missouri plan of reorganization (the "Missouri Plan"), upon closing of the transaction, a distribution trust was created to distribute to creditors the proceeds of the sale and certain other assets of President Missouri. All priority and administrative claims and claims of unsecured trade creditors were paid in full pursuant to the Missouri Plan. The President Missouri Plan also provides that holders of the Company's outstanding notes would be paid the amount of their claims less $10,000, or $50,680. An aggregate of $5,000 of the $10,000 was permanently waived, and the remaining $5,000 was deferred. The deferred amount will be payable from one-half of any future amounts in excess of $5,000 recovered by the Company pursuant to certain specified pending litigation and tax refund claims. In addition, under the President Missouri Plan the first $5,000 from such litigation and tax refund claims and one-half of any recoveries in excess of $5,000 will be used to pay the outstanding minority interest of JECA and its assignees with the balance to be distributed to the Company.

--President Broadwater Hotel, LLC Bankruptcy Proceedings

  PBLLC, a limited liability company in which Broadwater Hotel, Inc., a wholly-owned subsidiary of the Company ("BHI"), has a Class A ownership interest, was a debtor-in-possession in a Chapter 11 bankruptcy proceeding from April 19, 2001 until approximately May 28, 2003. PBLLC emerged from bankruptcy under a plan of reorganization dated October 16, 2001, as modified on February 28, 2003, and confirmed by the United States Bankruptcy Court for the Southern District of Mississippi on May 14, 2003. Under the confirmed Plan of Reorganization, unsecured creditors of PBLLC received 100% of their allowed claims and PBHLLC's obligations to its secured lender were modified with respect to the debt amount, the interest rate and the due date. On April 15, 2005, the modified indebtedness owed to the secured lender, including all accrued interest thereon, was fully satisfied by PBLLC from the proceeds of the sale of the Company's Biloxi assets.

  --Other

  The Company's ability to continue as a going concern is dependent on many things, including its ability to restructure successfully and the ability of the Company to generate sufficient cash to fund future operations. There can be no assurance in this regard.

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

  The accompanying consolidated balance sheets as of February 28, 2007 and 2006, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions.

3.  NATURE OF OPERATIONS

  The Company owned and operated a dockside gaming casino in St. Louis, Missouri through its wholly-owned subsidiary President Missouri through December 20, 2006, at which time the operations were sold. The proceeds of the sale were placed in a distribution trust (the "Distribution Trust") to be distributed in accordance with the bankruptcy reorganization plan previously confirmed by the Bankruptcy Court for President Missouri. The Company conducted dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi through April 15, 2005 at which time the assets were sold. In addition, the Company owned and managed certain hotel and ancillary facilities associated with its gaming operations in Biloxi through April 15, 2005, when they, too, were sold. As a result of the sale of the Biloxi and the St. Louis operations, the accounts of the Biloxi and St. Louis operations are classified as discontinued operations.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

  Cash and cash equivalents include highly liquid investments, primarily certificates of deposit, with original maturities of ninety days or less at date of purchase.

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

                                     2007       2006       2005
                                    ------     ------     ------
         Food and beverage......   $   755    $ 1,344    $ 4,355
         Hotel..................       --         257      1,047
         Other..................       --          18        171
                                   --------   --------   --------
                                   $   755    $ 1,619    $ 5,573
                                   ========   ========   ========

  All such revenues and promotional allowances are included in "Income from Discontinued Operations."

Reorganization Items, Net

  Reorganization items, net, represent expenses incurred by the Company as a result of the bankruptcy filings and proceedings, net of forgiveness of obligations and other terms agreed to by creditors. Such items are required to be recognized as incurred. Reorganization items, net, include income recognized from $5,000 of debt obligations which were waived and $5,000 which were deferred and payable only upon the favorable outcome of certain gain contingencies. See "Note 1. Bankruptcy Proceedings."

Minority Interest

  The Company recognizes net income (loss) in The Connelly Group, LP ("TCG"), in which the Company has a 95% ownership interest, and PBLLC, in which BHI has 100% interest in the Class A Unit. In addition, the Company accrues minority interest at 5% of net income for TCG. The Company recognized a priority return based on a percentage per annum equal to the greater of (i) 7.75% or
(ii) 4.0% plus LIBOR, as defined by the terms of the agreement, for PBLLC. Effective on the date of the sale of the Mississippi properties, minority interest ceased to accrue on the Class B Unit in PBLLC. As of February 28, 2007 and 2006, minority interest on the balance sheet is primarily comprised of $2,250 and $3,528, respectively, related to its obligation to redeem the Class B Unit for the priority return accrued but not paid. See "Note 13. Minority Interest."

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

  Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123R, the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during the years ended February 28, 2007 and 2006.

Basic and Diluted Income/Loss Per Share Information

  Income/loss per share information is computed using the weighted average number of shares of Common Stock outstanding and common stock equivalent shares from diluted stock options from date of grant, using the treasury stock method. There is no difference between loss per share under the basic and diluted methods due to the anti-dilutive effect of the stock options, since the Company has either had losses or the exercise price of the stock options is in excess of the market value of the stock. See "Note 15. Stock Option Plans."

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

Recently Issued Accounting Standards

  In September 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that required or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for the Company beginning fiscal year March 1, 2008.

  The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 157. The Company is therefore unable to disclose the impact that adopting SFAS No. 157 will have on its financial position, results of operations, and cash flows when such statement is adopted.

  In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of March 1, 2008. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including notes to those financial statements, for any interim period of the fiscal year of adoption. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its financial position.

  In June 2006, the FASB issued Interpretation No. 48 Accounting for
Uncertainty in Income Taxes   an Interpretation of FAS No. 109 ("FIN 48"),
which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of FIN 48 on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

5.  PROPERTY AND EQUIPMENT

   On December 20, 2006, the Company completed the sale of the capital stock of its St. Louis casino operations to Pinnacle for approximately $31,500. The Company did not recognize a gain or loss on the transaction as a result of the asset impairments previously recognized during fiscal 2007 in the amount of $3,950. As such, property and equipment of the St. Louis and have been classified as "Assets of Discontinued Operations" as of February 28, 2006.

  On April 15, 2005, the assets of the Biloxi operations were sold. The Company recognized a gain of $27,545, net of income tax expense of $6,039, on this transaction.

  The Company consummated the sale of its 36,000 square foot office building in St. Louis for $1,825 on June 23, 2005. A gain of approximately $344 was recognized as a result of this transaction. Upon closing, certain areas of the building were leased back by the Company. An area of approximately 1,400 square feet is currently being leased by the Company's corporate administration on a month-to-month basis.

6.  LONG-TERM DEBT

  In conjunction with the purchase of the Broadwater Property, PBLLC borrowed the sum of $30,000 from a third party lender. Except as set forth in the promissory note and related security documents, PBLLC's obligations under the Indebtedness were nonrecourse and secured by the Broadwater Property, its improvements and leases thereon. The indebtedness bore interest at a stipulated variable rate per annum equal to the greater of (i) 8.75% or (ii) 4% plus the LIBOR 30-day rate. The indebtedness was modified during the course of the bankruptcy proceedings of PBLLC. See "Note 1. Bankruptcy Proceedings." On April 15, 2005, the indebtedness and interest thereon were fully satisfied from the proceeds on the sale of the Broadwater property. The Company recognized a gain of $2,416 as of February 28, 2005 to write the principal amount down to the subsequent liquidated payment amount. This adjustment is reported in net income from discontinued operations.

7.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  The components of liabilities subject to compromise as of February 28, 2007 and 2006 are as follows:

                                                                    2007         2006
                                                                   ------       ------

              Senior Exchange Notes, 13%......................   $    --      $  45,967
              Secured Notes, 12%,.............................        --         14,713
              Accounts payable and other accrued expenses.....        688         2,637
                                                                 ---------     ---------
                 Total liabilities subject to compromise......   $    688      $ 63,317
                                                                 =========     =========

  The Senior Exchange Notes ranked equal in right of payment to all present and future senior debt, as defined in the indenture governing the Senior Exchange Notes (the "Note Indenture"). In addition, the Senior Exchange Notes were unconditionally guaranteed, jointly and severally on a senior basis, by all of the Company's restricted subsidiaries (the "Guarantors"), and, under certain circumstances, the Company's future subsidiaries, although the subsidiary guarantee from The Connelly Group, LP ("TCG") was limited in amount. The obligation of TCG has been zero since June 1996. As security for the obligations of the Company and the Guarantors under the Senior Exchange Notes, the Company and the Guarantors pledged their equity interests in each Guarantor. The Note Indenture contained certain restrictive covenants which, among other things, limited the Company's Guarantors' ability to pay dividends, incur additional indebtedness (exclusive of $15,000 of senior debt), issue preferred stock, create liens on certain assets, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of its properties or assets.

  On December 3, 1998, the Company repurchased $25,000 of its Senior Exchange Notes. The repurchased notes were used to satisfy the $25,000 principal payment due September 15, 1999 on the Company's $100,000 Senior Exchange Notes. The repurchase was funded by the issuance of $25,000 of new 12% notes due September 15, 2001 (the "Secured Notes"). The Secured Notes had no mandatory redemption obligation and were secured by a mortgage on the "Admiral" as well as subsidiary guarantees.

  See "Note 1. Bankruptcy Proceedings" regarding the cash tender offer for the Notes by Pinnacle and the Settlement Agreement which reduced the obligation of the Notes. On December 20, 2006, the Company paid the outstanding principal obligation on the Senior Exchange Notes and Secured Notes from proceeds of the sale of the St. Louis operations and existing cash in the bank.

8.  OPERATING LEASES

  In January 2000, the Company entered into a sublease agreement with the Port Authority of the City of St. Louis for a mooring site on the St. Louis river front north of its former location. The term of the lease was 25 years commencing December 2000.

  Rent under the terms of the lease consisted of base rent plus a percent of adjusted gross receipts. The base rent was subject to rate change every five years based on the recommendation of the Port Commission. Effective January 1, 2004, the rent was adjusted to $29 annually. The percentage rent was 2% of adjusted gross receipts for any lease year equal to or less than $80,000, plus 3% of that portion of adjusted gross receipts for such lease year which exceed $80,000 but which are equal to or less than $100,000, plus 4% of that portion of adjusted gross receipts for such lease year, if any, which exceed $100,000. Rent expense for the mooring site for the years ended February 28, 2007, 2006 and 2005 was $1,138, $1,420 and $1,459, respectively. The mooring site lease was assumed by the purchaser of the St. Louis operations.

  The marina where the Company conducted its Biloxi gaming operations was determined by the Secretary of State of Mississippi to constitute both "tidelands" and "fast lands" under the Mississippi Trust Tidelands Act. The tidelands lease was for an initial period of ten years commencing August 1, 1992. During August 2002, the Company exercised its option to extend the lease for a term of five years under the same terms and provisions, and renegotiated the annual rental. The rent was $672 annually. The fast lands lease was for a period of 40 years commencing December 31, 1996 for annual rent of $21, adjustable every five years as defined in the lease agreement.

The purchasers of the Biloxi casino assets assumed both leases.

  Rental expense incurred under operating leases was $2,574, $3,477 and $4,245 for the years ended February 28, 2007, 2006 and 2005, respectively, and is classified in net income from discontinued operations.

  The Company has no future commitments under non-cancelable long-term operating leases.

9. DISCONTINUED OPERATIONS

  --Biloxi

  Following an auction held on January 20, 2005, under the terms of Section 363 of the United States Bankruptcy Code, three subsidiaries of President Casinos, Inc., namely President Mississippi, Vegas Vegas, Inc., and PBLLC (collectively, "Sellers"), on the one hand, and Broadwater Development, LLP ("Purchaser") on the other, entered into a Second Amendment to Sale and Purchase Agreement (the "Second Amendment") pursuant to which the Purchaser agreed to acquire from the Sellers substantially all of the real and personal property associated with the Company's Biloxi operations for $82,000. Prior to the auction, on January 13, 2005, the Purchaser received an assignment of all the right, title and interest of Broadwater Properties, LLC in and to that certain Sale and Purchase Agreement dated as of November 15, 2004, as amended by the Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (as amended, the "Purchase Agreement") which had been previously executed by the Sellers with respect to the sale of the Company's Biloxi operations. A hearing to approve the auction results and sale to the Purchaser was held before the Missouri Bankruptcy Court on January 26, 2005, and the court issued an order approving the auction results and the sale on February 7, 2005. On April 15, 2005, the Company completed the sale, subject to certain post-closing adjustments. In fiscal 2006, the Company recognized a gain of $27,545, net of income tax expense of $6,039, as a result of this transaction.

  --St. Louis

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "Columbia Purchase Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the Columbia Purchase Agreement. The closing of the transaction was contingent upon the licensing approval of Columbia Sussex and its key officers by the Missouri Gaming Commission. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission. The Company has filed an action in the Bankruptcy Court against Columbia Sussex for breach of contract regarding the Columbia Purchase Agreement. See "Note 11. Commitments and Contingent Liabilities."

  On February 24, 2006, the Company and Pinnacle entered into a Riverboat Casino Sale and Purchase Agreement (the "Pinnacle Purchase Agreement"). Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri was sold for approximately $31,500, subject to working capital adjustments, on December 20, 2006.

  In accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," ("SFAS 144") the St. Louis and Biloxi operations are accounted for as discontinued operations, as follows:

                                                                  Feb. 28,     Feb. 28,
                                                                    2007         2006
                                                                   ------       ------

            ASSETS
              Cash and cash equivalents..................        $    --       $  3,000
              Receivables, net...........................             382           428
              Inventories................................             --            432
              Prepaid expenses...........................             532         1,918
              Property and equipment, net................             --         32,733
                                                                 ---------     ---------
                                                                 $    914      $ 38,511
                                                                 =========     =========
            LIABILITIES
              Accounts payable...........................        $    105      $  1,546
              Income taxes payable.......................              24            32
              Accrued payroll and benefits...............             --          1,535
              Other accrued liabilities..................           1,321         3,743
                                                                 ---------     ---------
                                                                 $  1,450      $  6,856
                                                                 =========     =========

                                                                  Feb. 28,     Feb. 28,
                                                                    2007         2006
                                                                   ------       ------


            ASSETS
              St. Louis operations.......................        $    914      $ 38,361
              Biloxi operations..........................             --            150
                                                                 ---------     ---------
                                                                 $    914      $ 38,511
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $  1,275      $  5,985
              Biloxi operations..........................             175           871
                                                                 ---------     ---------
                                                                 $  1,450      $  6,856
                                                                 =========     =========

  The Company's St. Louis segment had income of $2,300 consisting of revenues of $51,736, operating expenses of $47,355 and reorganization items of $3,096 during the year ended February 28, 2007, compared to operating income of $10,174, consisting of revenues of $67,301 and operating expenses of $57,127 during the year ended February 28, 2006. The St. Louis segment had operating income of $7,901 consisting of revenues of $69,811 and operating expenses of

$61,910 during the year ended February 28, 2005. Operating expenses of the St. Louis segment for the year ended February 28, 2007, include $3,950 of asset impairment. Operating expenses for the year ended February 28, 2005, include depreciation expense of $3,406 through October 2004, at which time the assets ceased to be depreciated in accordance with SFAS 144. The sale of the St. Louis operations was completed December 20, 2006.

  The Company's Biloxi segment had income of $46, consisting of entirely of ongoing expenses offset by adjustments to working capital accounts resulting from the final settlement of closing adjustments with the buyers during the year ended February 28, 2007, compared to income of $27,753 consisting of revenues of $5,604, operating expenses of $4,956 and a gain of $27,538 during the year ended February 28, 2006. The Biloxi segment had operating income of $1,173 consisting of revenues of $43,195 and operating expenses of $42,022 during the year ended February 28, 2005. Operating expenses for the year ended February 28, 2005, include depreciation expense of $1,359 through December 2004, at which time the assets ceased to be depreciated in accordance with SFAS 144. The sale of the Biloxi properties was completed April 15, 2005.

10.  INCOME TAXES

  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. Recognition of future tax benefits is based on the extent the realization of such benefit is "more likely than not." As such, the realization of the deferred tax benefit is dependent on the Company's ability to generate future taxable income. For the years ending February 28, 2007, 2006 and 2005, the Company has recognized tax gains that have made it more likely than not that a portion of the net operating loss carryforward would be realized.
Accordingly, the Company has recognized a tax benefit equal to the amount of the valuation allowance released related to the use of the deferred tax assets. The tax benefit related to the reversal of this valuation allowance has been recognized in discontinued operations.

  The gain on the sale of the Company's St. Louis operations during the year ending February 28, 2007 generated federal income taxes of $13,924. A portion of the Company's net operating loss carryforward has offset the federal tax. The use of the Company's net operating loss carryforward generated an additional $340 of alternative minimum tax liability and credit carryforward. All state income taxes related to this sale are offset by state net operating losses.

  Given the level of operations, and the overall uncertainty as to the timing of the Company's ability to return to profitability, management has determined that the remaining tax benefits do not satisfy the recognition criteria and accordingly the Company maintains a 100% valuation allowance against the Company's remaining net deferred tax assets.

  The Company's net Federal income tax expense of $299 and $6,005 is reflected in income from discontinued operations for the fiscal years ended February 28, 2007 and 2006, respectively. Also included in income from discontinued operations is $54 and $16 of state and local income taxes for the fiscal years ended February 28, 2007 and 2006, respectively. During the year ended February 28, 2005, a portion of the Company's net operating loss carryforward offset current federal income taxes of $5,707. The Company's deferred tax valuation allowance also decreased by $5,707 during the year ended February

28, 2005.  The tax benefit was offset by local and state taxes of $19.

  The components of the net deferred tax asset are as follows:

                                                   Feb. 28,      Feb. 28,
                                                     2007          2006
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 53,326      $ 66,172
       Pre-opening costs and intangible
         assets..............................          --            853
       Accounting reserves and liabilities...          --            896
       Tax credits...........................          965           280
       Other.................................           16            55
                                                  ---------     ---------
                                                    54,306        68,256
       Less: Valuation allowance.............      (54,306)      (59,575)
                                                  ---------     ---------
                                                       --          8,681
     Deferred tax liabilities:
       Property..............................          --          8,681
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of February 28, 2007, the Company had Federal and Missouri net operating loss carryforwards of $130,639 and $175,347, respectively. These tax benefits will expire between 2008 and 2025 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event a significant change in ownership of the Company or its subsidiaries.

11. COMMITMENTS AND CONTINGENT LIABILITIES

Bankruptcy Actions

  On June 20, 2002, the Company together with its subsidiary, President Missouri filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Mississippi Bankruptcy Court. On July 9, 2002, the Company's subsidiary President Mississippi filed a voluntary reorganization petition in the same Court. On July 11, 2002, substantially all of the Company's other subsidiaries filed voluntary reorganization petitions under Chapter 11 in the same Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the Chapter 11 cases, except PBLLC and President New York, to the Missouri Bankruptcy Court, where they are now pending and being administered. President New York subsequently had its Chapter 11 case dismissed and PBLLC subsequently emerged from Chapter 11. In addition, a bankruptcy plan of liquidation has been confirmed for President Mississippi, BHI and Vegas Vegas and a plan of reorganization was confirmed for President Missouri. The Company and its subsidiaries, except as noted, each continue in possession and use of their assets as debtors-in-possession. See "Note 1. Bankruptcy Proceedings."

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans for corporate employees, upon the sale of the St. Louis operations, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. During the fourth quarter of fiscal 2007, $273 was accrued to fund such payments and is included in liabilities of discontinued operations.

Legal Proceedings

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

  On January 12, 2006, the Company filed a verified Complaint for Damages and Injunctive Relief in the Missouri Bankruptcy Court, where its bankruptcy is pending. The suit named both PCI and President Missouri as plaintiffs and named Columbia Sussex, Inc. and Wimar Tahoe Corporation as defendants. The Company alleged that Columbia Sussex breached a contract to purchase the stock of President Missouri by taking actions that could reasonably be expected to impede or delay licensure by the Missouri Gaming Commission and by failing to use all commercially reasonable efforts to obtain licensure from Missouri Gaming Commission, as required by the contract. The Company also alleged a prima facie tort in that Columbia Sussex had unilaterally raised validation rates for the Cherrick Lot used by the Company for its patrons and with the intent to cause injury to the Company. This litigation is proceeding on a partially sealed record, and accordingly a review of publicly available court files would not disclose potentially relevant facts and, in some cases, arguments of the parties. The Company seeks damages of approximately $28,700, which is the difference between the price Columbia Sussex had contracted to purchase the stock of President Missouri and the price for which such stock was subsequently sold, plus prejudgment interest. In addition, the Company originally sought an injunction to prevent Columbia Sussex from raising the validation fee above the one dollar and fifty cents per patron vehicle charged immediately prior to the increase in fees and from blocking access to the parking lot by the Company's patrons.

  On February 16, 2006, the Missouri Bankruptcy Court issued a preliminary injunction prohibiting Columbia Sussex from charging more than one dollar and fifty cents per patron vehicle for validated parking for casino patrons. As security for the preliminary injunction, the Company was required to post a $525 bond. The preliminary injunction remained in effect through the sale of the Company's St. Louis operations, when it was dissolved by agreement of the parties.

  The parties have each filed motions for summary judgment. It is anticipated the Missouri Bankruptcy Court will rule on such motions prior to a pretrial conference scheduled for July 24, 2007. In the event that Missouri Bankruptcy Court does not fully dispose of the case on the motions for summary judgement, it is anticipate that a trial will be scheduled for late 2007 or early 2008.

  In the event of a ruling adverse to the Company, the Company could be liable for additional charges (in excess of the one dollar and fifty cents paid by the Company under the injunction) for each vehicle parked on the Cherrick Lot by the Company's patrons during the time that the injunction was in place. At this time management is unable to predict with any certainty what the outcome of this matter will be.

  Management of the Company does not believe that the outcome of any litigation will have a material adverse effect on the Company's financial condition or results of operations.

-- Tax Matters

  President Missouri has filed claims for refund for sales and use taxes that it paid to the State of Missouri on the cost of the food provided to its patrons as free meals, and on gaming tables and gaming devices (collectively, "Gaming Devices"), for the periods January 1, 1995 through February 28, 2003. President Missouri is claiming that the cost of the free meals and the cost of the Gaming Devices leased by President Missouri qualify for Missouri's resale exclusion, because the Missouri Gaming Tax is the functional equivalent of Missouri's sales tax. President Missouri has filed claims for refund for approximately $641, plus applicable interest for the years at issue. Both issues (the food and the Gaming Devices) are recurring; thus, the case will set an important precedent, barring legislative changes. On May 1, 2006, the Missouri Administrative Hearing Commission (the "Commission") rendered its decision in favor of President Missouri in regard to the food ($506 or approximately 79% of the amount in controversy, plus interest) and in favor of the Missouri Department of Revenue in regard to the Gaming Devices and a minor amount of other items (the rest of the amount in controversy, or approximately

$135). The Commission's holding was based on the fact that President Missouri's restaurant operations were normally subject to the sales tax and that the Gaming Devices were not. The Commission ruled that the gaming tax was not the substantial equivalent of the sales tax. Both President Missouri and the Missouri Department of Revenue appealed the Commission's decision to the Missouri Supreme Court. The Missouri Supreme Court reversed the decision of the Commission in favor of President Missouri and upheld the decision of the Commission in favor of the Missouri Department of Revenue. This matter is now concluded.

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

-- M/V "Anne Holly" Incident

  On April 4, 1998, the "Admiral", the vessel on which the Company conducted its St. Louis casino operations, was struck by barges from the tow of the M/V "Anne Holly." The "Admiral" was partially dislodged from its mooring because of the impact with the barges. In the incident, the "Admiral" sustained damage to its hull and external structures. Additionally, approximately 150 patrons claim various types of injuries and damages against the "Admiral" and against the operator of the M/V "Anne Holly." The "Admiral" had to be closed and lost business and profits as a result of the incident. A limitation proceeding, captioned "In the Matter of the Complaint of American Milling Company, UN Limited, H & B Marine, Corporations and American Milling, LP, a Limited Partnership, for Exoneration from or Limitation of Liability" was filed in the United States District Court, Eastern District of Missouri. The Company has filed a claim in the limitation proceeding for damages caused by the collision including hull and property damage, loss of revenue while the "Admiral" was not in operation and damages for other claims which have been made and which are anticipated to be made against the Company. The Company is pursuing both insured and uninsured claims against the owners and operators of the M/V "Anne Holly." In January 2000, the Company filed suit against the captain who had been operating the M/V "Anne Holly" at the time of the accident. This suit was consolidated with the limitation of liability action on May 4, 2000. Following trial, on June 12, 2003, the Court issued a ruling allocating 80% of the fault for this collision to American Milling, Winterville Marine and Capt. Johnson and 20% of the fault to Company interests. The Court determined that American Milling and Winterville are entitled to limit their liability to the value of the M/V "Anne Holly," $2,200, plus 6% interest from the date of filing of their complaint in April 1998. The Company filed an appeal in the United States Court of Appeals for the Eighth Circuit, and on May 17, 2005, the Eighth Circuit Court of Appeals issued a decision reversing the trial court on the issue of whether Winterville qualifies as an owner under the Limitation of Liability Act and could therefore limit their liability. A petition for rehearing filed by Winterville was denied. The damages phase of the Limitation Action has now begun and has been set for trial (as to property damage claims) in April 2008. Separate Declaratory Judgment actions were filed by the underwriters for American Milling in New York in December 2004 and January 2006 to determine whether insurance coverage for the incident will be available to cover Winterville and/or Captain Johnson. That coverage litigation was transferred to the Eastern District of Missouri in November 2006, and has been set for trial in August 2008. The insurance coverage action is being defended by the Company and its insurance carriers who are pursuing subrogation claims in the Limitation Action for the incident.

12.  RISKS AND UNCERTAINTIES

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

13. MINORITY INTEREST

The Connelly Group, LP

  The assets of the Company's former Davenport casino operations were sold in October 2000. The Davenport casino operations were managed by the Company's wholly-owned subsidiary, PRC Iowa, which is the general partner of the 95% Company-owned operating partnership, TCG. The partnership agreement provides for the allocation of income between the general partner and limited partner at 95% and 5%, respectively.

President Broadwater Hotel, LLC

  To effectuate the acquisition of the Broadwater Property, the Company entered into a Redemption Agreement dated as of July 22, 1997 (the "Redemption Agreement") by and among JECA, BHI, a wholly-owned subsidiary of the Company, and PBLLC, a limited liability company formed by JECA and BHI for purposes of the transaction.

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

  PBLLC was obligated to redeem the Class B Unit from JECA for a redemption price of $10,000 on the date on which the indebtedness was fully and finally discharged and the mortgage securing the Indebtedness was released.

  On June 7, 2005, the Company made a distribution from the proceeds of the sale of the Mississippi Properties. JECA's Class B membership interest was partially redeemed for $14,375. During August 2005, JECA's Class B membership interest was further redeemed for $1,400. During February 2006, JECA's Class B membership interest was further redeemed for $350. A fourth distribution of $1,044 was made during February 2007.

14.  EMPLOYEE BENEFIT PLANS

  The Company maintains an employee savings plan which covers all eligible employees as defined by the plan. Pursuant to this savings plan, participating employees may contribute (defer) a percentage of eligible compensation. Employee contributions to the savings plan, up to certain limits, are partially matched by the Company. The expense applicable for the Company's contribution to the savings plan, net of forfeitures, was $63, $102 and $200 for the years ended February 28, 2007, 2006 and 2005, respectively.

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate employees and certain Missouri operating company employees. The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the plan for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he is required to move his residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. As of February 28, 2007, the amount accrued for such corporate obligations is $273 and is included in liabilities of discontinued operations.

15.  STOCK OPTION PLANS

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

  On August 28, 2001, the Committee approved further amendments to certain of the outstanding stock option agreements. Pursuant to such amendments, options to purchase an aggregate of 811,618 shares of Common Stock at exercise prices ranging from $1.875 to $4.000, per share were repriced to an exercise price of $0.87 per share. Except for such amendments, the other terms of the stock options were not changed. The Over the Counter fair market value of the Common Stock on August 28, 2001, was $0.87. Pursuant to the guidance of APB 25, "Accounting for Stock Issued to Employees" and related interpretations, the amendments to certain of the outstanding option agreements modified the options from being fixed stock option awards to variable stock option awards. As such, the Company recognizes compensation cost for increases or decreases in the intrinsic value of the modified award in periods subsequent to the modification until the award is exercised, forfeited or expires unexercised. However, compensation cost is not adjusted below the intrinsic value, if any, of the modified stock option at the date of modification unless the award is forfeited because the employee fails to fulfill an obligation. The Over the Counter closing market value of the Common Stock on February 28, 2007, was $0.40, therefore, as of February 28, 2007, no compensation cost has been recognized.

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

  Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123R, the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during the years ended February 28, 2007 and 2006.

  Under the Company's plans, the Company is authorized to grant options up to an aggregate of 1,325,000 shares to management team members and directors. Of this amount, 425,000 shares have expired. As of February 28, 2007, 100,000 options have been exercised and 217,300 are available for grant. Options under the plans are generally granted at market value at the date of the grant and expire ten years from the date of grant. The outstanding options that have been granted under the plan generally vest either at (i) a rate of 20% each anniversary date or (ii) 20% on date of grant and 20% on each anniversary date thereafter. The Company has also granted stock options to external board members under a non-qualified plan. These options are granted at market value at the date of the grant; and generally vest at 50% on date of grant and 25% each anniversary date thereafter or 20% at the date of grant, 20% on the first anniversary and 60% on the second anniversary; and expire 10 years from date of grant.

  A summary of the status of the Company's stock option plans as of February 28, 2007, 2006 and 2005, and changes during the years ending on those dates is presented below:

                            2007                      2006                       2005
                 -------------------------  -------------------------  --------------------------
Variable                  Weighted-Average           Weighted-Average           Weighted-Average
Options          Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
-------------------------------------------------------------------------------------------------
Outstanding at
 beginning
 of year        615,967        $ 0.87        688,609      $ 0.87        691,193      $ 0.87
-------------------------------------------------------------------------------------------------
Granted             --            --             --          --             --          --
Forfeited       (17,017)         0.87         (5,975)       0.87           (500)       0.87
Expired         (16,250)         0.87        (66,667)       0.87         (2,084)       0.87
-------------------------------------------------------------------------------------------------
Outstanding
 at end
 of year        582,700          0.87        615,967        0.87        688,609        0.87
-------------------------------------------------------------------------------------------------
Options
 exercisable
 at year-end    582,700                      615,967                    671,942
-------------------------------------------------------------------------------------------------

  The following table summarizes information about variable stock options outstanding at February 28, 2007:

-------------------------------------------------------------------------------------------------
                             Options Outstanding                       Options Exercisable
                ------------------------------------------------   ----------------------------
   Range of       Number       Weighted-Average     Weighted-        Number        Weighted-
   Exercise     Outstanding       Remaining          Average       Exercisable      Average
    Prices      at 02/28/06   Contractual Life    Exercise Price   at 02/28/06   Exercise Price
-------------------------------------------------------------------------------------------------
$ 0.00 - 1.00     582,700        1.86 years           0.87         582,700         0.87
-------------------------------------------------------------------------------------------------

16.  SEGMENT INFORMATION

  The Company has one reportable segment from continuing operations consisting of corporate administration. See "Note 9. Discontinued Operations" for the results of the Company's discontinued operations. The Company has no inter-segment sales.

17. RELATED PARTY TRANSACTIONS

  In connection with the resolution of various bankruptcy issues with respect to the Company's Biloxi operations, JECA entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Executive Officer, Chief Operating Officer and Director of the Company, Terrence L. Wirginis, former Vice President and former Chairman of the Board and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA will use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total sales proceeds distributed to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company has determined that the proceeds of the sale of the Mississippi Properties was not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and, in addition, the Company currently estimates that proceeds will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Pursuant to the terms of the JECA Proceeds Distribution Agreement, Messrs. Aylsworth, Wirginis and Vaclavik would have been entitled to receive an aggregate of approximately $4,780, $4,780 and $300, respectively, were the proceeds sufficient to satisfy the Class B membership unit. See "Note 1. Bankruptcy Proceedings."

  During the year ended February 28, 2006, the Company made distributions from the proceeds of the sale of the Mississippi Properties. JECA's Class B membership interest was partially redeemed for $16,125, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,956, $3,956 and $300, respectively. During the year ended February 28, 2007, the Company redeemed JECA's Class B interest in the amount of $1,045, of which additional distributions of $261 were made to Messrs. Aylsworth and Wirginis each. Messrs. Aylsworth and Wirginis are each entitled to receive an additional $563 from JECA.

18.  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

  The components of net change in working capital accounts, including such amounts related to discontinued operations, are as follows:

                                                  2007       2006       2005
                                                 ------     ------     ------
  Changes in working capital accounts:
    Receivables, net.......................... $     34   $    356   $  (118)
    Prepaid expenses and other current assets.    1,852      1,190       643
    Accounts payable..........................   (3,333)    (1,345)   (4,174)
    Income taxes payable......................      364         32       --
    Accrued payroll and benefits..............   (1,501)    (1,755)   (1,345)
    Other accrued liabilities.................   (4,749)   (15,432)      638
                                               ---------  ---------  --------
                                               $ (7,333)  $(16,984)  $(4,356)
                                               =========  =========  ========

  During fiscal years 2007, 2006 and 2005, the Company paid $22, $315 and $19, respectively, in net income taxes. The Company paid no interest during the year ended February 28, 2007. Interest paid by the Company was $13,626 and $2,946 for the years ended February 28, 2006 and 2005, respectively.

19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth consolidated income statement data for the periods indicated. The quarterly information is unaudited, but in management's opinion reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                           Fiscal 2007 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Operating revenues................  $    --    $    --    $    --    $     --

Operating loss....................      (658)      (510)      (491)     (482)

Income (loss) before minority
  interest income taxes and
  discontinued operations.........      (648)      (470)     9,519      (630)

Income (loss) from continuing
 operations.......................      (716)      (540)     9,890      (630)

Income (loss) from discontinued
  operations......................      (160)     2,486        165      (391)

Net income (loss).................      (876)     1,946     10,055     (1,021)
                                    =========  =========  =========  =========
Basic and diluted income (loss)
  per share from continuing
 operations.......................   $ (0.14)   $ (0.11)   $  1.97    $ (0.12)
Basic and diluted income (loss)
  per share from discontinued
  operations......................     (0.03)      0.49       0.03      (0.08)
                                     --------   --------   --------   --------
Basic and diluted net income
 (loss) per share.................   $ (0.17)   $  0.38    $  2.00    $ (0.20)
                                     ========   ========   ========   ========

                                           Fiscal 2006 Quarters Ended
                                     May 31     Aug. 31    Nov. 30    Feb. 28
                                    --------   ---------  ---------  ---------

Operating revenues................  $    --    $    --    $    --    $     --

Operating loss....................      (737)      (677)      (575)      (622)

Loss before income tax,
  minority interest and
  discontinued operations.........    (1,506)      (424)      (562)      (521)

Loss from continuing operations...    (1,861)      (561)      (634)      (593)

Income from discontinued
  operations......................    30,936       2,688     2,350      2,016

Net income........................    29,075       2,127     1,716      1,423
                                    =========  =========  =========  =========
Basic and diluted loss per
  share from continuing operations   $ (0.37)   $ (0.11)   $ (0.13)   $ (0.12)
Basic and diluted income
  per share from discontinued
  operations......................      6.15       0.53       0.47       0.40
                                     --------   --------   --------   --------
Basic and diluted net income
  per share.......................   $  5.78    $  0.42    $  0.34    $  0.28
                                     ========   ========   ========   ========

  During the third quarter of fiscal 2007, the Company and President Missouri announced that the Company and President Missouri had entered into a Settlement Agreement which resolved a dispute between the competing bankruptcy reorganization plans. The Settlement Agreement provided that the reorganization plan previously filed by President Missouri would be amended in various respects, including a reduction in the amount to be paid to the holders of the Notes under the plan by $5,000 which was permanently waived.
An additional $5,000 under the Notes has be deferred, and will be payable from one-half of any future amounts in excess of $5,000 recovered by the Company pursuant to certain pending litigation and tax refund claims. As such, $10,000 was recognized as income from continuing operations.

                                      PRESIDENT CASINOS, INC.
                                      (DEBTORS-IN-POSSESSION)
                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                       For the Years Ended February 28, 2007, 2006 and 2005
                                          (in thousands)

                                                           Additions
                                              Balance at   Charged to
                                              Beginning    Costs and                 Balance at
        Description                            of Year      Expenses    Deductions   End of Year
        -----------                           ---------    ----------    ---------    ---------



Allowance for Doubtful Accounts Receivable:

Year ended February 28, 2007...............    $    22      $     2       $  (24)(a)  $    --

Year ended February 28, 2006...............         48            7          (33)(a)       22

Year ended February 28, 2005...............        119           62         (133)(a)       48

Allowance for Deferred Income Tax
  Asset Valuation:

Year ended February 28, 2007...............     59,575       (5,269)(b)      --        54,306

Year ended February 28, 2006...............     61,379       (1,804)(c)      --        59,575

Year ended February 28, 2005...............     69,911       (8,532)(d)      --        61,379

(a)  Write-offs of uncollectible accounts receivable, net of recoveries.

(b) The decrease in the reserve is due to a decrease in net deferred tax assets.

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

  See "Note 11. Income Taxes" for disclosure regarding the Company's income taxes.

                              SIGNATURES

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

PRESIDENT CASINOS, INC.

By:     /s/ Ralph J. Vaclavik
    ---------------------------
    Name:   Ralph J. Vaclavik
    Title:  Senior Vice President
            and Chief Financial Officer

    Date:   June 12, 2007

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 12th day of June, 2007 by the following persons on behalf of the registrant in the capacities indicated.

Signature                            Capacity
----------                           --------


  /s/ John S. Aylsworth             President, Chief Executive Officer, Chief
--------------------------          Operating Officer and Director
John S. Aylsworth


  /s/ Karl G. Andren                Director
--------------------------
Karl G. Andren


  /s/ Royal P. Walker, Jr.          Director
--------------------------
Royal P. Walker, Jr.


  /s/ Ralph J. Vaclavik             Senior Vice President and
--------------------------          Chief Financial Officer
Ralph J. Vaclavik

                            PRESIDENT CASINOS, INC.
                                EXHIBIT INDEX
  Exhibits
   2.1      Asset Sale Agreement, dated as of July 19, 2000, by and among
            The Connelly Group, L.P. ("TCG"), TCG/Blackhawk, Inc.
            ("Blackhawk") (collectively, the "Sellers"), and IOC-Davenport,
            Inc. and Isle of Capri Casinos, Inc. ("Purchasers"). (17)
   2.2      Riverboat Casino Sale and Purchase Agreement entered into as of
            30th day of September, 2004, by and among President Casinos, Inc.
            debtor and debtor-in-possession in a Chapter 11 bankruptcy case,
            Case No. 02-53005 pending in the United States Bankruptcy Court for the Eastern District of Missouri, President Riverboat
            Casino-Missouri, Inc. and Columbia Sussex Corporation. (27)
   2.3      Sale and Purchase Agreement, dated as of November 15, 2004, by and between The President Riverboat Casino-Mississippi, Inc.,
            Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern
            District of Missouri), President Broadwater Hotel, LLC, on the
            one hand, and Broadwater Properties, LLC, on the other hand. (28)
   2.4      Amendment to Sale and Purchase Agreement, dated as of November
            29, 2004, by and between The President Riverboat Casino-
            Mississippi, Inc., Vegas, Vegas, Inc. (each a debtor in Case No.
            02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President Broadwater Hotel,
            LLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (29)
   2.5      Second Amendment to Sale and Purchase Agreement executed and delivered the 20th day of January, 2005, by Broadwater
            Development, LLP to President Riverboat Casino-Mississippi,
            Inc., Vegas Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern
            District of Missouri, and President Broadwater Hotel, LLC. (30)
   2.6      Riverboat Casino Sale and Purchase Agreement entered into as of
            February 24, 2006, by and among President Casinos, Inc.,
            debtor and debtor-in-possession in a chapter 11 bankruptcy case,
            Case No. 02-53005 pending in the United States Bankruptcy Court for the Eastern District of Missouri, President Riverboat Casino-
            Missouri, Inc. and Pinnacle Entertainment, Inc. (32)
   2.7      First Amended Jointly Proposed Chapter 11 Plan of Reorganization
            dated June 23, 2005 for Debtor President Riverboat Casino-
            Missouri, Inc. (31)
   2.7.1    Modifications to First Amended Jointly Proposed Plan of
            Reorganization of President Riverboat Casino-Missouri, Inc.,
            dated June 23, 2005. (31)
   2.7.2    Fourth Amended Chapter 11 Plan of Reorganization dated October
            17, 2006 for Debtor President Missouri. (34)
   2.8      Settlement Agreement, dated as of October 10, 2006, by and among
            Pinnacle Entertainment, Inc., the Official Equity Committee of
            Equity Security Holders of President Casinos, Inc., President
            Casinos, Inc. President Missouri and Terrence L. Wirginis. (35)
   3.1      Restated Articles of Incorporation of the Company. (21)
   3.2      By-Laws of the Company, as amended. (33)
   4.1      Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York
            ("U.S. Trust"). (6)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (5)
   4.1.2    Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (4)
   4.1.3    Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (6)
   4.1.4    Subsidiary Stock Pledge and Collateral Assignment Agreement
            dated as of August 26, 1994, by the Company and Subsidiary
            Pledgors in favor of U.S. Trust, as collateral agent. (6)
   4.2      Rights Agreement, dated as of November 20, 1997, between the
            Company and ChaseMellon Shareholder Services, LLC. (12)
   4.3      Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc.
            ("President Iowa"), President Riverboat Casino-Missouri, Inc.
            ("President Missouri"), The President Riverboat Casino-
            Mississippi, Inc. ("President Mississippi"), Blackhawk, P.R.C.-
            Louisiana, Inc., President Riverboat Casino-New York, Inc.
            ("President New York"), President Casino New Yorker, Inc., PRC
            Holdings Corporation, PRC Management, Inc. ("PRC Management"),
            PRCX Corporation, President Riverboat Casino-Philadelphia, Inc.
            ("President Philadelphia"), Vegas, Vegas, Inc., and TCG and each holder of the Company's 13% Senior Exchange Notes due 2001. (14)
   4.3.1    Indenture dated as of December 3, 1998, among The Company,
            President Iowa, President Missouri, President Mississippi,
            Blackhawk, P.R.C.-Louisiana, Inc., President New York, President
            Casino New Yorker, Inc., PRC Holdings Corporation, PRC
            Management, PRCX Corporation, President Philadelphia, Vegas,
            Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (14)
   4.4.2    President Casinos, Inc. Supplemental Indenture with respect to
            $25,000,000 12% Notes due September 15, 2001. (18)
   4.4.3    President Casinos, Inc. Supplemental Indenture with respect to
            $75,000,000 13% Senior Notes due September 15, 2001. (18)
   10.1     Amended and Restated Agreement of Limited Partnership of TCG. (1)
   10.2     The Company's 1992 Stock Option Plan, as amended. (5)
 * 10.2.1   The Company's 1996 Amended and Restated Stock Option Plan. (7)
 * 10.2.2   The Company's 1997 Stock Option Plan. (11)
 * 10.2.3   The Company's 1999 Incentive Stock Plan. (15)
   10.3     Management Advisory Agreement for TCG. (1)
   10.4     Promissory Note (Vessel-Term) dated July 8, 1992, from President
            Mississippi to Caterpillar. (3)
   10.4.1   Loan Agreement dated July 31, 1992, between President
            Mississippi and Caterpillar. (1)
   10.4.2   Preferred Fleet Mortgage dated July 8, 1992, between President
            Mississippi and Caterpillar. (1)
   10.5     Form of Indemnification Agreement for Directors and Officers. (1)
 * 10.6     1998 Fiscal Year Management Incentive Plan Participant Form. (9)
   10.7     Promissory Note dated July 22, 1997, by and between President
            Broadwater Hotel, L.L.C. (Broadwater LLC) and Lehman Brothers
            Holdings Inc. ("Lehman"). (8)
   10.7.1   Redemption Agreement dated July 22, 1997, by and among J. Edward
            Connelly Associates, Inc. ("JECA") and Broadwater LLC and
            Broadwater Hotel, Inc. (8)
   10.7.2   Indemnity Agreement dated July 22, 1997, by Broadwater LLC, the
            Company and President Mississippi, jointly and severally, in favor of Lehman. (8)
   10.7.3   Indemnity and Guaranty Agreement dated July 22, 1997, by the
            Company and President Mississippi in favor of Lehman. (11)
   10.7.4   Unconditional Guaranty of Lease Obligations dated July 22, 1997, by the Company. (8)
   10.7.5   Amended and Restated Limited Liability Company Operating

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

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1999 filed October 15, 1999.
(16) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 2000 on May 30, 2000.
(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2000 filed October 19, 2000.
(18) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(19) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2001 on May 29, 2001.
(20) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2001 filed July 13, 2001.
(21) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.
(22) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended Ausust 31, 2002 filed October 15, 2002.
(23) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2003 filed July 14, 2003.
(24) Incorporated by reference from the Company's Report on Form 8-K dated September 25, 2003.
(25) Incorporated by reference from the Company's Report on Form 8-K dated December 30, 2003.
(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2004 filed July 14, 2004.
(27) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated August 31, 2004.
(28) Incorporated by reference from the Company's Report on Form 8-K dated November 15, 2004.
(29) Incorporated by reference from the Company's Report on Form 8-K dated November 29, 2004.
(30) Incorporated by reference from the Company's Report on Form 8-K dated January 20, 2005.
(31) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2005 filed October 13, 2005.
(32) Incorporated by reference from the Company's Report on Form 8-K dated February 24, 2006.
(33) Incorporated by reference from the Company's Report on Form 8-K dated April 4, 2006.
(34) Incorporated by reference from the Company's Report on Form 8-K dated December 4, 2006.
(35) Incorporated by reference from the Company's Report on Form 8-K dated October 10, 2006.

 * Compensatory plan filed as an exhibit pursuant to Item 14(c) of this report.