Form 10-Q
period 2007-05-31
PRESIDENT CASINOS INC
filed 2007-07-16
CIK 888507

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

              For the quarterly period ended May 31, 2007

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

               P.O. Box 220645, St. Louis, Missouri 63122-0645
             ----------------------------------------------------
               Address of principal executive offices-Zip Code

                                 314-622-3018
             ----------------------------------------------------
              Registrant's telephone number, including area code

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] No [X] Yes

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,033,161 shares outstanding as of July 16, 2007.

=============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of May 31 and February 28, 2007..................................1

    Condensed Consolidated Statements of Operations
      and Net Income (Loss) Per Share Information (Unaudited)
      for the Three Months Ended May 31, 2007 and 2006....................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Three Months Ended May 31, 2007 and 2006....................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................21

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....30

  Item 4.  Controls and Procedures.......................................30

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................31

  Item 1A. Risk Factors..................................................31

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...31

  Item 3.  Defaults Upon Senior Securities...............................31

  Item 4.  Submission of Matters to a Vote of Security Holders...........31

  Item 5.  Other Information.............................................31

  Item 6.  Exhibits......................................................31

Signatures...............................................................32

Part 1.  Financial Information
Item 1.  Financial Statements

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                             (in thousands, except share data)

                                                                           May 31,   Feb. 28,
                                                                            2007       2007
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $  4,968   $  6,342
  Assets of discontinued operations.....................................       919        914
  Prepaid expenses and other current assets.............................       228        147
                                                                          ---------  ---------
      Total current assets..............................................     6,115      7,403

Property and Equipment, net.............................................         3          4
                                                                          ---------  ---------
                                                                          $  6,118   $  7,407
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $     16   $     37
  Income taxes payable..................................................       --         340
  Accrued payroll and benefits..........................................       103        292
  Other accrued liabilities.............................................       143        153
  Liabilities of discontinued operations................................     1,000      1,356
                                                                          ---------  ---------
      Total current liabilities.........................................     1,262      2,178

Minority Interest.......................................................     2,253      2,253
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................     3,515      4,431

Liabilities Subject to Compromise.......................................       669        688
                                                                          ---------  ---------
         Total liabilities..............................................     4,184      5,119
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................
Stockholders' Equity:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,033,161 shares issued and outstanding.................       302        302
  Additional paid-in capital............................................   101,729    101,729
  Accumulated deficit...................................................  (100,097)   (99,743)
                                                                          ---------  ---------
      Total stockholders' equity........................................     1,934      2,288
                                                                          ---------  ---------
                                                                          $  6,118   $  7,407
                                                                          =========  =========
See Notes to Condensed Consolidated Financial Statements.

                            PRESIDENT CASINOS, INC.
                            (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                    Three Months Ended May 31,
                                                         2007        2006
                                                        ------      ------

OPERATING REVENUES...............................      $    --     $    --

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative............           338         657
  Depreciation and amortization..................             1           1
                                                       ---------   ---------
    Total operating costs and expenses...........           339         658
                                                       ---------   ---------
OPERATING LOSS...................................          (339)       (658)
                                                       ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income, net (contractual interest
    expense of $1,951 for the three months
    ended May 31, 2006...........................            75          18
  Reorganization items, net......................            (7)         (8)
                                                       ---------   ---------
    Total other income, net......................            68         10
                                                       ---------   ---------
LOSS BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATIONS........................          (271)       (648)
Minority interest................................            --          68
                                                       ---------   ---------
LOSS FROM CONTINUING OPERATIONS..................          (271)       (716)
                                                       ---------   ---------
LOSS FROM DISCONTINUED OPERATIONS (net
  of income tax expense of $0 and $43)...........           (83)       (160)
                                                       ---------   ---------
NET LOSS.........................................      $   (354)   $   (876)
                                                       =========   =========

Basic and diluted net loss
  per share from continuing operations...........      $  (0.05)   $  (0.14)

Basic and diluted loss per share
 from discontinued operations....................      $  (0.02)   $  (0.03)
                                                       ---------   ---------

Basic and diluted net loss per share.............      $  (0.07)   $  (0.17)
                                                       =========   =========
Weighted average common and dilutive
 potential shares outstanding....................         5,033       5,033
                                                       =========   =========

See Notes to Condensed Consolidated Financial Statements.

                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                    Three Months Ended May 31,
                                                         2007        2006
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $ (1,374)   $    240
                                                      ---------   ---------
Cash flows from investing activities:
  Expenditures for property and equipment.........         --         (371)
                                                      ---------   ---------
      Net cash used in investing activities.......         --         (371)
                                                      ---------   ---------
Cash flows from financing activities:
  Payments on notes payable.......................         --          --
                                                      ---------   ---------
      Net cash used in financing activities.......         --          --
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........      (1,374)       (131)

Cash and cash equivalents at beginning of period..       6,342      31,077
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $  4,968    $ 30,946
                                                      =========   =========

Cash classified in continuing operations..........    $  4,968    $ 27,946
Cash classified in discontinued operations........         --        3,000
                                                      ---------   ---------
                                                      $  4,968    $ 30,946
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes.......................   $    425    $    --
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Impairment of property and equipment.............   $     --    $  2,500
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

  On June 20, 2002, President Casinos, Inc. ("PCI") and its subsidiary, President Riverboat Casino-Missouri, Inc. ("President Missouri"), which owned and operated the St. Louis operations, filed voluntary petitions for reorganization under Chapter 11 of Title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Mississippi (the "Mississippi Bankruptcy Court"). On July 9, 2002, President Casinos, Inc.'s subsidiary The President Riverboat Casino-Mississippi, Inc. ("President Mississippi") filed a voluntary reorganization petition in the same Mississippi Bankruptcy Court. On July 11, 2002, substantially all of President Casinos, Inc.'s other operating subsidiaries, including VEGAS VEGAS, Inc. ("Vegas Vegas"), Broadwater Hotel, Inc. ("BHI"), PRC Management, Inc. ("Management"), PRC Holdings Corporation ("Holdings"), TCG/Blackhawk, Inc. ("Blackhawk"), and President Riverboat Casino-New York, Inc. ("President New York"), filed voluntary reorganization petitions under Chapter 11 in the same Mississippi Bankruptcy Court. Subsequently, orders were entered by the Mississippi Bankruptcy Court transferring venue of all of the bankruptcy cases, except President New York, to the United States Bankruptcy Court for the Eastern District of Missouri (the "Missouri Bankruptcy Court," and together with the Mississippi Bankruptcy Court, the "Bankruptcy Courts,") where the latter proceedings are now pending and being administered.

  On April 15, 2005, the Company completed a sale of its properties and operations in Mississippi (the "Mississippi Properties") with the approval of the Missouri Bankruptcy Court. Included in the sale were substantially all of the properties owned by President Mississippi, Vegas Vegas, BHI and President Broadwater Hotel, LLC ("PBHLLC") (a non-wholly owned subsidiary that had previously been though a separate bankruptcy proceeding). Thereafter, on May 27, 2005, the Missouri Bankruptcy Court confirmed a Chapter 11 Plan of Liquidation for President Mississippi, Vegas Vegas and BHI (the "Mississippi Plan"), pursuant to which the Company continues to distribute the proceeds from the sale of the Mississippi Properties to holders of claims that have been allowed and approved by the Missouri Bankruptcy Court.

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

  Prior to any of the cases being transferred to the Missouri Bankruptcy Court, the Mississippi Bankruptcy Court established "bar dates" for pre-petition claims, all of which have expired, by which all pre-petition claimants were required to submit and characterize claims against the Company. As part of the Company's Chapter 11 reorganization process, the Company attempted to notify all known or potential creditors of the filings for the purpose of identifying certain pre- and post-petition claims. In the Company's Chapter 11 cases, substantially all of the Company's liabilities as of the filing date have been resolved and/or continue to be subject to adjustment.

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

-- President Mississippi Cases

  President Mississippi, Vegas Vegas and President Broadwater Hotel, L.L.C. ("PBLLC") (collectively, the "Mississippi Affiliates") agreed, with the prior approval of the Bankruptcy Court, to sell substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations (the "Mississippi Properties") to Broadwater Development, LLP, a Mississippi limited liability partnership (or the assignee or designee thereof) for $82,000. In connection with the sale, a certain Sale and Purchase Agreement dated November 15, 2004 was executed by and among Broadwater Properties, LLC, as purchaser, and the Mississippi Affiliates, as sellers, as amended by an Amendment to Sale and Purchase Agreement dated as of November 29, 2004, assigned on or about January 13, 2005 by Broadwater Properties to Broadwater Development, LLP ("BDLLP", and together with any assignees or designees thereof, the "Mississippi Purchaser"), further modified by a certain Second Amendment to Sale and Purchase Agreement dated January 20, 2005 (as modified and amended, the "Mississippi Asset Sale Agreement"). The Mississippi Asset Sale Agreement further provides that the Mississippi Affiliates shall retain certain excluded assets as therein defined (the "Mississippi Excluded Assets", consisting primarily of cash in bank accounts. Pursuant to a separate Agreement Concerning Assignment dated March 30, 2005 ("Agreement Concerning

Assignment") made by and between the Mississippi Affiliates, BDLLP and Silver Slipper Casino Venture, LLC, it was agreed, with the approval of the Bankruptcy Court, that the assets associated with the Company's Mississippi casino would be transferred at the closing of the transaction to Silver Slipper on certain terms and conditions therein stated.

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

--President Missouri Case

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28.0 million, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex, Inc. ("Columbia Sussex") was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57.0 million, subject to closing adjustments. The Company and Columbia Sussex entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "President/Sussex Sale Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the President/Sussex Sale Agreement. The closing of the transaction was contingent upon licensing approval by the Missouri Gaming Commission of Columbia Sussex and its key officers. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission. The Company has a pending lawsuit against Columbia Sussex for breach of the President/Sussex Sale Agreement. See "Note 9. Commitments and contingent Liabilities."

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

  For a description of certain developments in President Missouri's bankruptcy proceedings, see "Note 12. Subsequent Event."

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

2.  BASIS OF PRESENTATION

  The condensed consolidated financial statements set forth herein include the accounts and operations of President Casinos, Inc., its wholly-owned subsidiaries, a 95%-owned limited partnership and a limited liability company in which a wholly-owned subsidiary of the Company has a Class A ownership interest and in which an entity wholly-owned by a former Chairman of the Board of the Company owns a Class B Unit and has preferred rights to certain cash flows. All material inter-company balances and transactions have been eliminated.

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

  The accompanying consolidated balance sheets as of May 31, 2007 and February 28, 2007, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the condensed consolidated financial statements. The condensed consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Effective July 11, 2002, interest ceased to accrue on the Senior Exchange Notes and Secured Notes due to the Noteholders being deemed under secured. Contractual interest for the three-month periods ended May 31, 2007 and 2006 would have been $0 and $1,935, respectively.

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

  In June 2006, the FASB issued Interpretation No. 48 Accounting for
Uncertainty in Income Taxes   an Interpretation of FAS No. 109 ("FIN 48"),
which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of the first quarter of fiscal 2008. At this time, the Company has not engaged in any uncertain tax positions and FIN 48 has had no impact on the Company.

  The condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ending February 28, 2007. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

3.  NATURE OF OPERATIONS

  The Company conducted dockside gaming operations in St. Louis, Missouri through its wholly-owned subsidiary President Missouri through December 19, 2006 and in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi through April 14, 2005. In addition, the Company owned and managed certain hotel and ancillary facilities associated with its gaming operations in Biloxi, through April 14, 2005, when they, too, were sold. As a result of the sale of the St. Louis and Biloxi operations, the accounts of the St. Louis and Biloxi operations are classified as discontinued operations.

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

5.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  As of May 31, 2007 and February 28, 2007 liabilities subject to compromise consisted of pre-petition accounts payable and other accrued expenses.

6. DISCONTINUED OPERATIONS

  --Biloxi

  Following an auction held on January 20, 2005, under the terms of Section 363 of the United States Bankruptcy Code, three subsidiaries of President Casinos, Inc., namely President Mississippi, Vegas Vegas, and PBLLC (collectively, "Sellers") entered into a Second Amendment to Sale and Purchase Agreement (the "Second Amendment") pursuant to which the purchaser agreed to acquire from the Sellers substantially all of the real and personal property associated with the Company's Biloxi operations for approximately $82,000. On April 15, 2005, the Company completed the sale, subject to certain post-closing adjustments.

  --St. Louis

  On August 9, 2004, the Company entered into an agreement with Penn National Gaming, Inc. for the purchase of its St. Louis operations. The agreement was submitted to the Missouri Bankruptcy Court for review and was amended on September 17, 2004. Under the terms of the agreement, the stock of President Missouri was to be sold for approximately $28,000, subject to working capital adjustments and subject to higher and better offers. On October 7, 2004, an auction was held in accordance with Section 363 of the Bankruptcy Code. Pursuant to an agreement submitted September 30, 2004, Columbia Sussex was the winning over-bidder for the St. Louis casino operations for a purchase price of approximately $57,000, subject to closing adjustments. The Company and Columbia Sussex entered into a Riverboat Casino Sale and Purchase Agreement dated as of September 30, 2004 (as amended, the "Columbia Purchase Agreement"). On October 13, 2004, the Missouri Bankruptcy Court entered an order approving the sale of the stock of President Missouri to Columbia Sussex pursuant to the Columbia Purchase Agreement. The closing of the transaction was contingent upon the licensing approval of Columbia Sussex and its key officers by the Missouri Gaming Commission. On October 25, 2005, Columbia Sussex notified the Company that it had withdrawn its application for licensing with the Missouri Gaming Commission. The Company is pursuing certain action against Columbia Sussex for breaching the Columbia Purchase Agreement. See "Note 9. Commitments and Contingent Liabilities."

  On February 24, 2006, the Company and Pinnacle entered into a Riverboat Casino Sale and Purchase Agreement (the "Pinnacle Purchase Agreement"). Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri was to be sold for approximately $31,500, subject to working capital adjustments. On May 26, 2006 the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the Pinnacle Purchase Agreement. The sale of the St. Louis operations was consummated on December 20, 2006.

  In accordance with the SFAS 144, the St. Louis and Biloxi operations are accounted for as discontinued operations, as follows:

                                                                   May 31,     Feb. 28,
                                                                    2007         2007
                                                                   ------       ------

            ASSETS
              Receivables................................        $    382      $    382
              Prepaid expenses...........................             537           532
                                                                 ---------     ---------
                                                                 $    919      $    914
                                                                 =========     =========
            LIABILITIES

              Accounts payable...........................        $    229      $    105
              Income taxes payable.......................              24            24
              Other accrued liabilities..................             747         1,321
                                                                 ---------     ---------
                                                                 $  1,000      $  1,450
                                                                 =========     =========

                                                                   May 31,     Feb. 28,
                                                                    2007         2007
                                                                   ------       ------

            ASSETS
              St. Louis operations.......................        $    919      $    914
              Biloxi operations..........................              --           --
                                                                 ---------     ---------
                                                                 $    919      $    914
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $    910      $  1,275
              Biloxi operations..........................              90           175
                                                                 ---------     ---------
                                                                 $  1,000      $  1,450
                                                                 =========     =========

  The Company's St. Louis segment had operating income of $45, consisting of post-closing adjustments to working capital accounts during the three-month period ended May 31, 2007, compared to operating income of $29, consisting of revenues of $17,127 and operating expenses of $17,098 during the three-month period ended May 31, 2006. Included in operating expenses for the three-month period ended May 31, 2006 is a $2,500 impairment of assets arising as a result of the write down of the net book value of St. Louis property and equipment to the net bid price of Pinnacle discussed above. Both three-month periods exclude depreciation in accordance with SFAS 144.

  The Company's Biloxi segment had operating income of $85, consisting of post-closing adjustments to working capital accounts during the three-month period ended May 31, 2007, compared to an operating loss of $74, consisting entirely of operating expenses during the three-month period ended May 31, 2006 Both three-month periods exclude depreciation in accordance with SFAS 144.

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

  During the three-month period ended May 31, 2007, the Company generated a net loss of $354 which increased the net loss carryforward. Due to the 100% valuation allowance maintained against net deferred tax assets, no income tax expense or benefit was recognized.

  During the three-month period ended May 31, 2006, income from the Company's Missouri operations generated federal income taxes of $272 which was offset by a portion of the Company's net operating loss carryforward. The use of the Company's net operating loss carryforward generated an additional $4 alternative minimum tax liability and credit. The Company's total income tax expense of $43 for the period ending May 31, 2006 is reflected in discontinued operations.

  The components of the net deferred tax asset are as follows:

                                                    May 31,      Feb. 28,
                                                     2007          2007
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 53,468      $ 53,326
       Tax credits...........................          965           965
       Other.................................          --             16
                                                  ---------     ---------
                                                    54,433        54,306
       Less: Valuation allowance.............      (54,433)      (54,306)
                                                  ---------     ---------
                                                       --            --
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of May 31, 2007, the Company had Federal and Missouri net operating loss carryforwards of $131,347 and $176,225, respectively. These tax benefits will expire between 2008 and 2025 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event a significant change in ownership of the Company or its subsidiaries.

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

  Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123R, the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during either the three-month period ended May 31, 2007 or the fiscal year ended February 28, 2007.

  A summary of the Company's stock option plans for the three months ended May 31, 2007 is as follows:

                                                                Weighted-Average   Aggregate
                                            Weighted-Average        Remaining      Intrinsic
                                  Options    Exercise Price     Contractual Life     Value (a)

Outstanding at March 1, 2007...     582,700      $0.87                --                 --
Granted........................         --         --                 --                 --
Exercised......................         --         --                 --                 --
Expired........................         --         --                 --                 --
Forfeited......................         --         --                 --                 --
                                   ---------     ------           --------           --------
Outstanding at May 31, 2007....     582,700      $0.87             1.1 yrs.          $  (216)
                                   =========     ======           ========           ========

Exercisable at May 31, 2007....     582,700      $0.87             1.1 yrs.          $  (216)

(a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of the Company's common stock as of May 31, 2007.

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

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans the named key employees became eligible to receive their retention amount at the earlier of the following dates: (i) the date on which all or substantially all of President Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments. As of May 31, 2007, $273 is accrued in liabilities of discontinued operations. For a description of certain developments in President Missouri's bankruptcy proceedings, see "Note 12. Subsequent Event."

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

  The parties have each filed motions for summary judgment and a pretrial conference is scheduled for July 24, 2007. In the event that Missouri Bankruptcy Court does not fully dispose of the case on the motions for summary judgement, it is anticipate that a trial will be scheduled for late 2007 or early 2008.

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

10.  INSURANCE RISK

  The Company is partially self-insured for employee health and third party liability claims. The self-insurance claim liability is based on claims reported and claims incurred but not reported using the Company's historic experience with such matters.

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

12.  SUBSEQUENT EVENT

  On July 3, 2007, the Missouri Bankruptcy Court entered an order approving a supplemental budget for the reimbursement of PCI's monthly costs and expenses as trustee of President Missouri's distribution trust (the "Supplemental Budget") and also approved certain retention plan arrangements applicable to PCI's executive officers.

  The Supplemental Budget approved by the Missouri Bankruptcy Court provides for reimbursement of PCI for specified costs and expenses of operation as trustee of President Missouri's distribution trust for a one year period from July 2007 through June 2008. As part of the Supplemental Budget, the base salary of John Aylsworth, President, Chief Operating Officer and Chief Executive Officer of PCI, to be paid on a current basis has been reduced from $450 annually to $350 annually, and the base salary of Ralph Vaclavik, Senior Vice President and Chief Financial Officer of PCI, to be paid on a current basis has been reduced from $180 annually to $150 annually. The Supplemental Budget provides that the payment of such differences in salary amounts ($100 for Mr. Aylsworth and $30 for Mr. Vaclavik) will be deferred until the later of (a) the ultimate conclusion, by final order or settlement, of the Columbia Sussex litigation, and (b) the effective date of a confirmed plan of reorganization for PCI. At such time, the deferred salary amounts for Mr. Aylsworth and Mr. Vaclavik will only be paid if and to the extent that there are sufficient funds remaining in the PCI bankruptcy estate after the claims of all creditors have been paid or reserved for in full. In addition, the Supplemental Budget eliminates certain future bonus payments that Messrs. Aylsworth and Vaclavik would have been entitled to receive under PCI's executive incentive compensation plan.

  The Missouri Bankruptcy Court also approved an amendment to the existing employee retention payment arrangement for Mr. Vaclavik, under which Mr.

Vaclavik would be entitled to receive a retention payment equal to $180 on the date of his discharge from employment. Under the amended employee retention payment for Mr. Vaclavik, the deferral of Mr. Vaclavik's salary as set forth in the Supplemental Budget will not trigger immediate payment of his retention payment and Mr. Vaclavik will still qualify for a retention payment in the amount of $180, which will be paid upon the earlier of (a) Mr. Vaclavik's discharge from employment, or (b) June 30, 2008; provided that Mr. Vaclavik will not be eligible to receive such payment if he is terminated by PCI for "just cause" before such payment is due and payable or if he voluntarily resigns before such date.

  In addition, the Missouri Bankruptcy Court approved a separate retention bonus for each of Messrs. Aylsworth and Vaclavik to provide an incentive for them to remain employed by PCI through the conclusion of the Columbia Sussex litigation (the "Retention Bonus"). The Retention Bonuses would be payable based upon the amount by which the book value of PCI stock exceeds $5,000 as of the later of (a) the ultimate conclusion, by final order or settlement, of the Columbia Sussex litigation, and (b) the effective date of a confirmed plan of reorganization for PCI (the "Calculation Date"). For each $5,500 increase in the book value of PCI stock over $5,000 on the Calculation Date, Mr. Aylsworth will receive a Retention Bonus of $175 and Mr. Vaclavik will receive a Retention Bonus of $60, which amounts will be determined on a pro rata basis. To be eligible for a Retention Bonus, Messrs. Aylsworth and Vaclavik must remain employed by PCI through the Calculation Date, unless prior to the Calculation Date their employment is terminated by PCI without "just cause."
A further reduction in the salary of Messrs. Aylsworth or Vaclavik of ten percent or less will not be considered an involuntary termination of employment by PCI without "just cause." Any Retention Bonus amounts will be paid only if and to the extent that there are sufficient funds remaining in the PCI bankruptcy estate after the claims of all creditors have been paid or reserved for in full.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this report and with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

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

Results of Operations

  The results of continuing operations for the three-month periods ended May 31, 2007 and 2006 include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the former leasing operations are classified as discontinued operations as a result of the sale of the operations.

  The following table highlights the results of the Company's operations during the periods presented.

                                              Three Months Ended May 31,
                                                  2007        2006
                                                 ------      ------
                                                   (in thousands)
             Continuing Operations

             Corporate Administration
               operating loss                    $ (339)     $ (658)

             Discontinued Operations

             St. Louis, Missouri Segment
               Operating revenues                    --       17,127
               Operating income                       45         --

             Biloxi, Mississippi Segment
               Operating income                       85           9

  The following table highlights cash flows of the Company's operations.

                                              Three Months Ended May 31,
                                                  2007        2006
                                                 ------      ------
                                                    (in thousands)

             Cash flows provided by (used
               in) operating activities         $ (1,374)    $    240
             Cash flows provided by
                investing activities                 --           371
             Cash flows used in
               financing activities                  --           --
             Cash paid for income taxes              425          --

Three Month Period Ended May 31, 2007 Compared to the Three Month Period Ended May 31, 2006

  Operating revenues from continuing operations. As of May 31, 2007, the Company had sold its St. Louis and Biloxi operations. As such, revenues for the three-month period ended May 31, 2006 are classified in discontinued operations. There were no operating revenues for the three-month period ended May 31, 2007.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $338 thousand during the three-month period ended May 31, 2007 compared, to $658 thousand during the three-month period ended May 31, 2006, a decrease of $320 thousand, or 49%. A reduction in payroll and payroll benefits of $195 thousand is attributable to a reduction of number of corporate employees and a reduction in professional fees of $86 thousand related to insurance and professional fees.

  Operating loss. As a result of the foregoing items, the Company had an operating loss of $339 thousand during the three-month period ended May 31, 2007, compared to $658 thousand during the three-month period ended May 31, 2006.

  Interest income. The Company had interest income from continuing operations of $75 thousand during the three-month period ended May 31, 2007 compared to $18 thousand during the three-month period ended May 31, 2006. The increase is the result of the classification of interest income between the two periods. During the three month-period ending May 31, 2006, $271 thousand in interest income from $20.0 million of certificates of deposit at the St. Louis property was classified in discontinued operations. With the sale of the St. Louis property in December 2006, all interest earned is classified in continuing operations, as is the cash and cash equivalents.

  Reorganization items. The Company incurred reorganization items of $7 thousand during the three-month period ended May 31, 2007 compared to $8 thousand during the three-month period ended May 31, 2006. Reorganization expense is solely attributable to trustee fees paid to the Bankruptcy Trustees based on the quarterly cash distributions of each entity in bankruptcy proceedings.

  Minority interest expense. The Company incurred no minority interest expense during the three-month period ended May 31, 2007 compared to $68 thousand during the three-month period ended May 31, 2006. Minority interest primarily arises from Mr. Connelly's Class B Unit of the Broadwater Property. Minority interest ceased to accrue on Mr. Connelly's interest effective June 7, 2006, the date of the first distribution pursuant to the terms of the Mississippi Plan of Reorganization.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $340 thousand during the three-month period ended May 31, 2007 compared to a net loss from continuing operations of $716 thousand during the three-month period ended May 31, 2006.

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

  The Company's St. Louis operating segment had operating income of $45 thousand consisting primarily of an adjustment to an estimated liability, offset by ongoing professional fees incurred, during the three-month period ended May 31, 2007, compared to operating income of $29 thousand, consisting of revenues of $17.1 million and operating expenses of $17.1 million, during the three-month period ended May 31, 2006. During the three-month period ended May 31, 2006, a $2.5 million asset impairment was recognized in operating expenses which resulted from writing down the net book value of property and equipment to the net bid price of the anticipated sale. The St. Louis operations generated a net loss of $167 thousand during the three-month period ended May 31, 2007 compared to a net loss of $92 thousand during the three-month period ended May 31, 2006. During the three-month period ended May 31, 2007, net loss included $212 of reorganization expenses. During the three-month period ended May 31, 2006, net loss included $349 of reorganization expenses offset by interest income of $271.

  Biloxi segment. On April 15, 2005, the Company consummated the sale of substantially all of the assets utilized in its Biloxi operations to Broadwater Development, LLP (the "Purchaser"). The sale was consummated pursuant to the terms and conditions of a Sale and Purchase Agreement, dated as of November 15, 2004, by and between President Mississippi, Vegas Vegas, PBLLC, (collectively, with President Mississippi and Vegas Vegas, the "Sellers") and Purchaser, as amended by the Amendment to Sale and Purchase

Agreement dated as of November 19, 2004, and the Second Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (collectively, the "Sale Agreement"). Pursuant to the Sale Agreement, the Purchaser acquired from the Sellers substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations. Under the terms of the Sale Agreement, the purchase price was $82.0 million, subject to certain post-closing adjustments. Of this amount, $6.8 million was paid by Silver Slipper Casino Venture LLC, which acquired the right to purchase the gaming casino assets under a separate transaction with the Purchaser.

  The Company's Biloxi segment had operating income of $86 thousand, consisting of an adjustment of an estimated liability, during the three-month period ended May 31, 2007, compared to an operating loss of $9 thousand during the three-month period ended May 31, 2006. The Biloxi segment generated net income of $85 thousand for the three-month period ended May 31, 2007, compared to a net loss of $67 thousand for three-month period ended May 31, 2006.

  Net loss. The Company generated a net loss of $354 thousand during the three-month period ended May 31, 2007, compared to a net loss of $876 thousand during the three-month period ended May 31, 2006.

Liquidity and Capital Resources

  During the three-month period ended May 31, 2007, the Company met its working capital requirements from a combination of internally generated sources including cash from operations and the sale of assets. The Company anticipates it has sufficient resources to meet its working capital requirements through the anticipated end of certain current litigation discussed in "Note 9. Commitments and Contingent Liabilities."

  As discussed above, the Company and its subsidiaries, with the exception of PBLLC, President Riverboat Casino-Iowa, Inc., The Connelly Group, LP and President Riverboat Casino-New York, Inc., are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Following the consummation on December 20, 2006 of the sale of the Company's St. Louis gaming operations, the Company no longer owns any operating entities and its assets consist primarily of cash and certain pending litigation claims. The Company's business activities currently consist of managing its existing litigation matters, discharging its liabilities and administering the bankruptcy reorganization plans of its former Biloxi and St. Louis operations. In addition to the cash requirements necessary to fund the Company's remaining business activities, the Company anticipates that it will continue to incur significant professional fees and other costs in connection with its bankruptcy proceedings. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based upon its current budgeting assumptions and anticipated levels of activity in the Company's litigation matters and bankruptcy proceeding, management believes that its liquidity and capital resources will be sufficient to fund its remaining Corporate activities through the current fiscal year and the end of certain current litigation. At this time, the Company does not anticipate access to any additional cash or capital other than potential recoveries from its outstanding litigation claims.

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

  The Company used $1.4 million of cash from operating activities during the three-month period ended May 31, 2007, compared to generating $240 thousand during the three-month period ended May 31, 2006.

  There were no investing activities of the Company during the three-month period ended May 31, 2007, compared to $371 thousand used during the three-month period ended May 31, 2006, consisting entirely of expenditures on property and equipment.

  There were no financing activities of the Company during the three-month periods ended May 31, 2007 and 2006.

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors AIG SunAmerica Inc. and MacKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Affiliates, following adjustments required under the Mississippi Asset Sale Agreement, have been allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes and Secured Notes and JECA and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full, subject to final determination and settlement of claims and expenses. During the year ended February 28, 2007, the Company paid $50.7 million of indebtedness to the Noteholders and redeemed $1.0 million of JECA's Class B membership interest in PBLLC.

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

Recently Issued Accounting Standards

  In September 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that required or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for the Company beginning fiscal year March 1, 2008.

  The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 157. The Company is therefore unable to disclose the impact that adopting SFAS No. 157 will have on its financial position, results of operations, and cash flows when such statement is adopted.

  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of March 1, 2008. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including notes to those financial statements, for any interim period of the fiscal year of adoption. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its financial position.

  In June 2006, the FASB issued Interpretation No. 48 Accounting for
Uncertainty in Income Taxes   an Interpretation of FAS No. 109 ("FIN 48"),
which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of the first quarter of fiscal 2008. At this time, the Company has not engaged in any uncertain tax positions and FIN 48 has had no impact on the Company.

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

    o   future net losses that may be incurred by the Company;

    o the inability of the Company to obtain sufficient cash from resources to fund ongoing litigation;

    o the ability of the Company to develop, prosecute, confirm and consummate plans of reorganization with respect to the Chapter 11 case;
                                     29

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of May 31, 2007, the Company had no debt that bore contractual interest at fixed rates. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

  (b)  Changes in Internal Control Over Financial Reporting

  There have been no changes in the Company's internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company had 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. The Company paid the obligations under the Notes with cash from operations and proceeds from the sale of various assets, and as of May 31, 2007 there was no further debt obligation outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 5.  Other Information

  See "Note 12. Subsequent Event" included herein under "Part 1. Financial Information."

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: July 16, 2007                         /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

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