Form 10-Q
period 2007-08-31
PRESIDENT CASINOS INC
filed 2007-10-12
CIK 888507

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

              For the quarterly period ended August 31, 2007

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

               P.O. Box 220645, St. Louis, Missouri 63121-0645
             ----------------------------------------------------
               Address of principal executive offices-Zip Code

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,428,661 shares outstanding as of October 12, 2007.

==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of August 31 and February 28, 2007...............................1

    Condensed Consolidated Statements of Operations
      and Net Income Per Share Information (Unaudited)
      for the Three Months and Six Months Ended
      August 31, 2007 and 2006............................................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Six Months Ended August 31, 2007 and 2006...................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................22

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

Signatures...............................................................36

Part I.  Financial Information
Item 1.  Financial Statements

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                             (in thousands, except share data)

                                                                          Aug. 31,   Feb. 28,
                                                                            2007       2007
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $  4,512   $  6,342
  Assets of discontinued operations.....................................       923        914
  Prepaid expenses and other current assets.............................       190        147
                                                                          ---------  ---------
      Total current assets..............................................     5,625      7,403

Property and Equipment, net.............................................         1          4
                                                                          ---------  ---------
                                                                          $  5,626   $  7,407
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $     18   $     37
  Income taxes payable..................................................       --         340
  Accrued payroll and benefits..........................................        91        292
  Other accrued liabilities.............................................        69        153
  Liabilities of discontinued operations................................       907      1,356
                                                                          ---------  ---------
      Total current liabilities.........................................     1,085      2,178

Minority Interest.......................................................     2,143      2,253
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................     3,228      4,431

Liabilities Subject to Compromise.......................................       544        688
                                                                          ---------  ---------
         Total liabilities..............................................     3,772      5,119
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................
Stockholders' Equity:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,428,661 shares issued and outstanding.................       326        302
  Additional paid-in capital............................................   102,049    101,729
  Accumulated deficit...................................................  (100,521)   (99,743)
                                                                          ---------  ---------
      Total stockholders' equity........................................     1,854      2,288
                                                                          ---------  ---------
                                                                          $  5,626   $  7,407
                                                                          =========  =========
See Notes to Condensed Consolidated Financial Statements.

                                     PRESIDENT CASINOS, INC.
                                     (DEBTORS-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                             (in thousands, except per share data)

                                                   Three Months                Six Months
                                                 Ended August 31,           Ended August 31,
                                                 2007        2006           2007        2006
                                                ------      ------         ------      ------

OPERATING REVENUES.........................    $    --     $    --        $    --     $    --

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative......         298         510            637       1,167
  Depreciation and amortization............           1         --               1           1
                                               ---------   ---------      ---------   ---------
    Total operating costs and expenses.....         299         510            638       1,168
                                               ---------   ---------      ---------   ---------
OPERATING LOSS.............................        (299)       (510)          (638)     (1,168)
                                               ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................          57          17            132          35
  Reorganization items, net................          (6)         23            (13)         15
                                               ---------   ---------      ---------   ---------
    Total other expense....................          51          40            119          50
                                               ---------   ---------      ---------   ---------
LOSS BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............        (248)       (470)          (519)     (1,118)
Minority interest..........................          --          70            --          138
                                               ---------   ---------      ---------   ---------
LOSS FROM CONTINUING OPERATIONS............        (248)       (540)          (519)     (1,256)
                                               ---------   ---------      ---------   ---------
Income (loss) from discontinued operations
  (net of income tax expense of $0, $8,
  $0 and $51)..............................        (176)      2,486           (259)      2,326
                                               ---------   ---------      ---------   ---------
NET INCOME (LOSS)..........................    $   (424)   $  1,946       $   (778)   $  1,070
                                               =========   =========      =========   =========
Basic and diluted net loss per
   share from continuing operations........    $  (0.05)   $  (0.11)      $  (0.10)   $  (0.25)

Basic and diluted net income (loss)
   per share from discontinued operations..    $  (0.03)   $   0.49       $  (0.04)   $   0.46
                                               ---------   ---------      ---------   ---------
Basic and diluted net income (loss)per share.. $  (0.08)   $   0.38       $  (0.14)   $   0.21
                                               =========   =========      =========   =========
Weighted average common and dilutive
 potential shares outstanding..............       5,429       5,033          5,429       5,033
                                               =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.


                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                                   Six Months Ended August 31,
                                                         2007        2006
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $ (2,065)   $  1,961
                                                      ---------   ---------
Cash flows from investing activities of
  continuing operations:
    Expenditures for property and equipment.......         --       (2,043)
    Proceeds from sales of property and equipment.           1          60
                                                      ---------   ---------
      Net cash provided by (used in)
                           investing activities...           1      (1,983)
                                                      ---------   ---------
Cash flows from financing activities of
  continuing operations:
    Payment of minority interest..................        (110)        --
    Proceeds from the exercise of stock options...         344         --
                                                      ---------   ---------
      Net cash provided by financing activities...         234         --
                                                      ---------   ---------
Net decrease in cash and cash equivalents.........      (1,830)        (22)
Cash and cash equivalents at beginning of period..       6,342      31,077
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $  4,512    $ 31,055
                                                      =========   =========

Cash classified in continuing operations..........    $  4,512    $ 27,055
Cash classified in discontinued operations........         --        4,000
                                                      ---------   ---------
                                                      $  4,512    $ 31,055
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes......................    $    364          32
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Impairment of property and equipment............    $    --     $  2,500
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

  On April 15, 2005, the Company completed a sale of its properties and operations in Mississippi (the "Mississippi Properties") with the approval of the Missouri Bankruptcy Court. Included in the sale were substantially all of the properties owned by President Mississippi, Vegas Vegas, BHI and President Broadwater Hotel, LLC ("PBLLC") (a non-wholly owned subsidiary that had previously been though a separate bankruptcy proceeding). Thereafter, on May 27, 2005, the Missouri Bankruptcy Court confirmed a Chapter 11 Plan of Liquidation for President Mississippi, Vegas Vegas and BHI (the "Mississippi Plan"), pursuant to which the Company continues to distribute the proceeds from the sale of the Mississippi Properties to holders of claims that have been allowed and approved by the Missouri Bankruptcy Court.

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

  Pursuant to the Mississippi Plan, the proceeds from the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together with the proceeds from the liquidation of the Mississippi Excluded Assets, have substantially been distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Notes (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, a former Chairman and Chief Executive Officer of the Company, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full subject to final determination and settlement of claims and expenses. The following tables sets forth the distributions made prior to September 30, 2007 to the Noteholders and JECA:


                                              Noteholders       JECA
                                              -----------       ----

            June 2005.......................   $ 25,625        $ 14,375
            August 2005.....................      1,400           1,400
            February 2006...................        350             350
            February 2007...................        --            1,045
            July 2007.......................        --              110


  Of the June 2005 distribution to Noteholders, $12,570 was applied to principal, $12,644 was applied to accrued interest and $411 to accrued trustee and legal fees incurred by the Noteholders. All other distributions were applied solely to principal. As of August 31, 2007, there was $91 of cash and cash equivalents remaining in the Mississippi Affiliates.

  JECA entered into an agreement (the "JECA Proceeds Distribution Agreement") with John S. Aylsworth, President, Chief Executive Officer, Chief Operating Officer and Director of the Company, Mr. Terrence L. Wirginis, a former Director and Officer of the Company and Ralph J. Vaclavik, Senior Vice President and Chief Financial Officer of the Company, pursuant to which upon receipt of funds by JECA toward payment of the liquidation preference of its Class B membership interest in PBLLC, JECA would use its best efforts to pay a percentage of such funds to Messrs. Aylsworth, Wirginis and Vaclavik based on the total proceeds paid to JECA. While final distributions under the Mississippi Plan of Liquidation are subject to final determination and settlement of claims and expenses, the Company has determined that the proceeds of the sale of the Mississippi Properties would not be sufficient to repay the Noteholders the outstanding indebtedness under the Notes and that the proceeds will not be sufficient to satisfy JECA's liquidation preference of its Class B membership interest in PBLLC. Messrs. Aylsworth, Wirginis and Vaclavik would have been entitled to receive an aggregate of approximately $4,780, $4,780 and $300, respectively, pursuant to the JECA Proceeds Distribution Agreement were the proceeds sufficient to satisfy the Class B membership interest. During fiscal year 2006, JECA made distributions to Messrs. Aylsworth, Wirginis and Vaclavik of $3,957, $3,957 and $300, respectively, from the $16,125 Class B membership interest redemption. During fiscal 2007, JECA made distributions to Messrs. Aylsworth and Wirginis of $289 each from the $1,155 Class B membership interest redemption.

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

  On October 12, 2006, the Company and President Missouri announced that the Company and President Missouri had entered into a Settlement Agreement, dated as of October 10, 2006 (the "Settlement Agreement"), with Pinnacle, the Official Committee and Mr. Wirginis which resolved the dispute between the competing bankruptcy reorganization plans proposed by President Missouri and the Official Committee in President Missouri's Chapter 11 bankruptcy. Under the Settlement Agreement, the proposed reorganization plan filed by the Official Committee was withdrawn, and the parties agreed to continue with the consummation of the sale of President Missouri to Pinnacle pursuant to the Pinnacle Purchase Agreement and to support the Settlement Agreement. The Settlement Agreement also provided that a reorganization plan previously filed by President Missouri would be amended in various respects and submitted for confirmation.
                                   9

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

  Under the Missouri plan of reorganization (the "Missouri Plan"), upon closing of the transaction, a distribution trust was created to distribute to creditors the proceeds of the sale and certain other assets of President Missouri. All priority and administrative claims and claims of unsecured trade creditors were paid in full pursuant to the Missouri Plan. The Missouri Plan also provides that holders of the Company's outstanding notes would be paid the amount of their claims less $10,000, or $50,680. An aggregate of $5,000 of the $10,000 was permanently waived, and the remaining $5,000 was deferred. The deferred amount will be payable from one-half of any future amounts in excess of $5,000 recovered by the Company pursuant to certain specified pending litigation and tax refund claims. In addition, under the Missouri Plan the first $5,000 from such litigation and tax refund claims and one-half of any recoveries in excess of $5,000 will be used to pay the outstanding minority interest of JECA and its assignees with the balance to be distributed to the Company.

--President Broadwater Hotel, LLC Bankruptcy Proceedings

  PBLLC, a limited liability company in which BHI, a wholly-owned subsidiary of the Company, has a Class A ownership interest, was a debtor-in-possession in a Chapter 11 bankruptcy proceeding from April 19, 2001 until approximately May 28, 2003. PBLLC emerged from bankruptcy under a plan of reorganization dated October 16, 2001, as modified on February 28, 2003, and confirmed by the Mississippi Bankruptcy Court on May 14, 2003. Under the confirmed Plan of Reorganization, unsecured creditors of PBLLC received 100% of their allowed claims and PBLLC's obligations to its secured lender were modified with respect to the debt amount, the interest rate and the due date. On April 15, 2005, the modified indebtedness owed to the secured lender, including all accrued interest thereon, was fully satisfied by PBLLC from the proceeds of the sale of the Company's Biloxi Properties.

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

  The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Courts and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of these uncertainties.

  The accompanying consolidated balance sheets as of August 31 and February 28, 2007, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Effective July 11, 2002, interest ceased to accrue on the Senior Exchange Notes and Secured Notes due to the Noteholders being deemed under secured. There would have been no contractual interest for the three-month and six-month periods ended August 31, 2007, and for the three-month and six-month periods ended August 31, 2006, contractual interest would have been $1,951 and $3,902, respectively.

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

3.  NATURE OF OPERATIONS

  The Company owned and operated a dockside gaming casino in St. Louis, Missouri through its wholly-owned subsidiary, President Missouri through December 20, 2006, when the stock of President Missouri was sold. The Company conducted dockside gaming operations in Biloxi, Mississippi through its wholly-owned subsidiary President Mississippi through April 14, 2005, at which time the assets were sold. In addition, the Company owned and managed certain hotel and ancillary facilities associated with its gaming operations in Biloxi, through April 14, 2005, when they, too, were sold. As a result of the sale of the St. Louis and Biloxi operations, the accounts of the St. Louis and Biloxi operations are classified as discontinued operations.

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

5.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  As of August 31 and February 28, 2007 liabilities subject to compromise consisted of pre-petition accounts payable and other accrued expenses.

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

  On February 24, 2006, the Company and Pinnacle entered into the Pinnacle Purchase Agreement. Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri was to be sold for approximately $31,500, subject to working capital adjustments. On May 26, 2006 the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the Pinnacle Purchase
Agreement.   See "Note 1.  Bankruptcy Proceedings" regarding certain
amendments to the Pinnacle Purchase Agreement pursuant to the Settlement Agreement and the closing of the transaction.

  In accordance with the SFAS 144, the St. Louis and Biloxi operations are accounted for as discontinued operations, as follows:

                                                                  Aug. 31,     Feb. 28,
                                                                    2007         2007
                                                                   ------       ------

            ASSETS
              Receivables................................        $    386      $    382
              Prepaid expenses...........................             537           532
                                                                 ---------     ---------
                                                                 $    923      $    914
                                                                 =========     =========
            LIABILITIES

              Accounts payable...........................        $    157      $    105
              Income taxes payable.......................             --             24
              Other accrued liabilities..................             750         1,321
                                                                 ---------     ---------
                                                                 $    907      $  1,450
                                                                 =========     =========

                                                                  Aug. 31,     Feb. 28,
                                                                    2007         2007
                                                                   ------       ------

            ASSETS
              St. Louis operations.......................        $    923      $    914
              Biloxi operations..........................              --           --
                                                                 ---------     ---------
                                                                 $    923      $    914
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $    823      $  1,275
              Biloxi operations..........................              84           175
                                                                 ---------     ---------
                                                                 $    907      $  1,450
                                                                 =========     =========
























  The Company's St. Louis segment had operating results as follows:

                                                  Three Months                Six Months
                                                 Ended August 31,           Ended August 31,
                                                 2007        2006           2007        2006
                                                ------      ------         ------      ------

Operating revenues.........................    $    --     $ 16,175       $    --     $ 33,302

Operating expenses.........................          42      13,593            (3)      30,691
                                               ---------   ---------      ---------   ---------
Operating income (loss)....................         (42)      2,582             3        2,611
                                               ---------   ---------      ---------   ---------
Other income (expense):
  Interest income..........................         --          303            --          574
  Reorganization items, net................        (143)       (455)          (355)       (804)
  Loss on disposal of assets...............         --           24            --           24
                                               ---------   ---------      ---------   ---------
    Total other expense....................        (143)       (128)          (355)       (206)
                                               ---------   ---------      ---------   ---------
Net income (loss)..........................    $   (185)   $  2,454       $   (352)   $  2,405
                                               =========   =========      =========   =========

  Included in operating expense during the six-month period ended August 31, 2006 is an asset impairment of $2,500. The three-month and six-month periods presented exclude depreciation in accordance with SFAS 144. The sale of the St. Louis property was completed December 20, 2006.

  On a consolidated basis all revenues and expenses are reported in discontinued operations. For the three-month and six-month periods ended August 31, 2007, cash and cash equivalents of the St. Louis segment generated interest income of $50 and $117, respectively, and is classified as other income from continuing operations due to the segment's cash being classified in continuing operations.

  The Company's Biloxi segment had operating income of $10 during the three-month period ended August 31, 2007, consisting of adjustments to prior estimates, compared to operating income of $14 during the three-month period ended August 31, 2006, consisting of primarily of adjustments to prior estimates. The Company's Biloxi segment had operating income of $96 during the six-month period ended August 31, 2007, consisting of adjustments to prior estimates, compared to operating income of $5 during the six-month period ended August 31, 2006. The Biloxi segment generated net income of $10 and $94 during the three-month and six-month periods ended August 31, 2007, compared to net income of $40 and net loss of $27 during the three-month and six-month periods ended August 31, 2006. The sale of the Biloxi property was completed April 15, 2005.

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

  During the six-month period ended August 31, 2007, the Company generated a net loss of $778 which increased the net loss carryforward. Due to the 100% valuation allowance maintained against net deferred tax assets, no income tax expense or benefit was recognized.

  For the year ending February 28, 2007, the Company recognized tax gains that made it more likely than not that a portion of the net operating loss
carryforward would be realized.   Accordingly, the Company recognized a tax
benefit equal to the amount of the valuation allowance released related to the use of the deferred tax assets. The tax benefit related to the reversal of this valuation allowance was recognized in discontinued operations.

  The gain on the sale of the Company's St. Louis operations during the year ending February 28, 2007 generated federal income taxes of $13,924. A portion of the Company's net operating loss carryforward offset the federal tax. The use of the Company's net operating loss carryforward generated an additional $340 of alternative minimum tax liability and credit carryforward. All state income taxes related to this sale were offset by state net operating losses.

  The components of the net deferred tax asset are as follows:

                                                 August 31,      Feb. 28,
                                                     2007          2007
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 53,617      $ 53,326
       Tax credits...........................          965           965
       Other.................................          --             16
                                                  ---------     ---------
                                                    54,582        54,306
       Less: Valuation allowance.............      (54,582)      (54,306)
                                                  ---------     ---------
                                                       --            --
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of August 31, 2007, the Company had Federal and Missouri net operating loss carryforwards of $131,771 and $176,649, respectively. These tax benefits will expire between 2008 and 2025 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event a significant change in ownership of the Company or its subsidiaries.

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

  Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123R, the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during either the six-month period ended August 31, 2007 or the fiscal year ended February 28, 2007.

  A summary of the Company's stock option plans for the six-month period ended August 31, 2007 is as follows:

                                                                Weighted-Average   Aggregate
                                            Weighted-Average        Remaining      Intrinsic
                                  Options    Exercise Price     Contractual Life     Value (a)

Outstanding at March 1, 2007...     582,700      $0.87                --             $   --
Granted........................         --         --                 --                 --
Exercised......................    (395,500)      0.87                --                 --
Expired........................     (63,000)      0.87                --                 --
Forfeited......................         --         --                 --                 --
                                   ---------     ------           --------           --------
Outstanding at Aug. 31, 2007...     124,200      $0.87             1.3 yrs.          $   (85)
                                   =========     ======           ========           ========

Exercisable at Aug. 31, 2007...     124,200      $0.87             1.3 yrs.          $   (85)

(a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of the Company's common stock as of Aug. 31, 2007.

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

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans the named key employees became eligible to receive their retention amount at the earlier of the following dates: (i) the date on which all or substantially all of President Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments. As of August 31, 2007, $245 is accrued in liabilities of discontinued operations.

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

Legal Proceedings

-- Columbia Sussex

  The Company's St. Louis patrons had, after the "Admiral" was moved north from its original location, almost exclusively used a public parking lot immediately in front of the entrance to the "Admiral," known as the Cherrick Lot. The Company had a validation agreement with the operator of the Cherrick Lot to accept one dollar and twenty-five cents (later raised to one dollar and fifty cents) for use by "Admiral" patrons of the Cherrick Lot. On September 10, 2004, the City of St. Louis commenced an action seeking to condemn the Cherrick Lot for use by Pinnacle which is developing a large gaming and hotel complex approximately one block away from the Cherrick Lot. At the time the condemnation was commenced, Columbia Sussex, Inc. had an option to purchase the Cherrick Lot for $5,000. On October 26, 2004, Columbia Sussex exercised its option and purchased the Cherrick Lot. On November 4, 2005, the Creditors Committee and the Company filed a Verified Complaint for Declaratory Judgment and for Injunctive Relief in the Company's bankruptcy proceedings pending in the Missouri Bankruptcy Court. On November 10, 2005, the Court granted the request and enjoined the condemnation action until January 9, 2006. In connection with the pending sale of the Company's St. Louis operations, Pinnacle, the Company and President Missouri entered into a letter agreement relating to the Cherrick Lot. Pinnacle currently holds an option to purchase the Cherrick Lot if it is taken in the condemnation proceeding. Pursuant to the letter agreement, the parties agreed that if the Cherrick Lot is condemned, Pinnacle was to exercise its option to purchase the Cherrick Lot, provided the aggregate price required to be paid as compensation for the Cherrick Lot does not exceed $5,000. If Pinnacle purchases the Cherrick Lot, whether pursuant to its option or otherwise, Pinnacle shall permit patrons of President Missouri the right to park on the Cherrick Lot for a validation fee not exceeding one dollar and fifty cents per day for each vehicle, which arrangement would have been extended for a term ending on the earlier of (a) the date on which Pinnacle opens its new casino project on Laclede's Landing, or (b) December 31, 2008. In consideration for Pinnacle's obligations under the letter agreement, the Company's complaint against the City of St. Louis has been dismissed and the injunction has been dissolved.

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

  The parties have each filed motions for summary judgment and a continued pretrial conference is scheduled for October 31, 2007. In the event that Missouri Bankruptcy Court does not fully dispose of the case on the motions for summary judgement, it is anticipate that a trial will be scheduled in 2008.

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

  During the year ended February 28, 2006, the Company made distributions from the proceeds of the sale of the Mississippi Properties. JECA's Class B membership interest was partially redeemed for $16,125, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,956, $3,956 and $300, respectively. During the year ended February 28, 2007, the Company redeemed JECA's Class B interest in the amount of $1,045, of which additional distributions of $261 were made to Messrs. Aylsworth and Wirginis each.
During the six-month period ended August 31, 2007, the Class B interest was further redeemed in the amount of $110, of which additional distributions of $28 were made to Messrs. Aylsworth and Wirginis each. Messrs. Aylsworth and Wirginis are each entitled to receive an additional $535 from JECA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this report and with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

  The sale of the Biloxi operations was consummated on April 15, 2005 and the sale of St. Louis operations was consummated on December 20, 2006.

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

Results of Operations

  The results of continuing operations for the three-month and six-month periods ended August 31, 2007 and 2006 include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the former leasing operations are classified as discontinued operations as a result of the sale of the operations.

  The following table highlights the results of the Company's operations during the periods presented.

                                               Three Months                Six Months
                                              Ended August 31,           Ended August 31,
                                              2007        2006           2007        2006
                                             ------      ------         ------      ------
                                                        (in thousands)

          Continuing Operations

          Corporate Administrative
            Operating loss                 $ (299)      $  (510)      $  (638)    $ (1,168)

          Discontinued Operations

          St. Louis, Missouri Operations
            Operating revenues             $  --        $ 16,175      $   --       $ 33,302
            Operating income (loss)           (42)         2,582            3         2,611

           Biloxi, Mississippi Segment
             Operating income              $   10       $     14      $    96      $      5



  The following table highlights cash flows of the Company's operations.

                                                Six Months
                                              Ended August 31,
                                             2007        2006
                                            ------      ------
                                              (in thousands)

Cash flows provided by (used in)
  operating activities                    $ (2,065)   $  1,961
Cash flows provided by (used in)
  investing activities                           1      (1,983)
Cash flows provided by
  financing activities                         234         --
Cash paid for income taxes                     364         --

Three-Month Period Ended August 31, 2007 Compared to the Three-Month Period Ended August 31, 2006

  Operating revenues from continuing operations. As of August 31, 2007, the Company had sold its St. Louis and Biloxi operations. As such, revenues for the three-month period ended August 31, 2006 are classified in discontinued operations. There were no operating revenues for the three-month period ended August 31, 2007.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $299 thousand during the three-month period ended August 31, 2007 compared to $510 thousand during the three-month period August 31, 2006. The decrease is primarily the result of a reduction in payroll and payroll benefits of the corporate office of $95 thousand and the reduction of certain professional fees of $98 thousand.

  Operating loss. As a result of the foregoing items, the Company had an operating loss of $299 thousand during the three-month period ended August 31, 2007 compared to $510 thousand during the three-month period ended August 31, 2006.

  Interest income. The Company had interest income of $57 thousand during the three-month period ended August 31, 2007 compared to $17 thousand during the three-month period ended August 31, 2006. The increase is the result of the classification of interest income between the two periods, offset by the greater amount of cash and cash equivalents during the current period. During the three month-period ending August 31, 2006, $303 thousand in interest income from $22.0 million of certificates of deposit at the St. Louis property was classified in discontinued operations. With the sale of the St. Louis property in December 2006, all interest earned is classified in continuing operations in the current year, as is cash and cash equivalents. As of August 31, 2007, the Company had $3.6 million in certificates of deposit attributable to the St. Louis segment.

  Reorganization items. The Company incurred reorganization expense of $6 thousand during the three-month period ended August 31, 2007 compared to income of $23 thousand during the three-month period ended August 31, 2006. Reorganization expense is largely attributable to bankruptcy trustee fees associated with the Company's bankruptcy proceedings. The increase in reorganization costs is primarily the result of a change in estimate related to pre-petition liabilities during the three-month period ended August 31, 2006.

  Minority interest expense. The Company incurred no minority interest expense during the three-month period ended August 31, 2007 compared to $70 thousand during the three-month period ended August 31, 2006. It was subsequently determined that the minority interest that arose from JECA's Class B Unit of PBLLC should stop its growth upon the first cash distribution to JECA from the Biloxi plan. An adjustment to the JECA Minority Interest balance was made to reflect this cessation of growth in the third quarter of fiscal year 2007.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $248 thousand during the three-month period ended August 31, 2007 compared to a net loss from continuing operations of $540 million during the three-month period ended August 31, 2006.

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

  On February 24, 2006, the Company, President Missouri and Pinnacle entered into the Pinnacle Purchase Agreement. Under the terms of the Pinnacle Purchase Agreement all of the outstanding capital stock of President Missouri would be sold for approximately $31.5 million, subject to working capital adjustments. On May 26, 2006, the Missouri Bankruptcy Court issued an order approving the sale of the stock of President Missouri in accordance with the terms of the purchase agreement with Pinnacle. The sale was consummated on December 20, 2006.

  The Company's St. Louis operating segment had an operating loss of $42 thousand during the three-month period ended August 31, 2007, consisting primarily of legal fees unrelated to the reorganization, compared to operating income of $2.6 million, consisting of revenues of $16.2 million and operating expenses of $13.6 million, during the three-month period ended August 31, 2006. The St. Louis segment had a net loss of $185 thousand during the three-month period ended August 31, 2007, compared to net income of $2.5 million during the three-month period ended August 31, 2006.

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

  The Company's Biloxi operating segment had operating income $10 thousand during the three-month period ended August 31, 2007, compared to operating income of $14 thousand during the three-month period ended August 31, 2006. Both periods consist primarily of adjustments to prior estimates.

  Net income. The Company generated a net loss of $424 thousand during the three-month period ended August 31, 2007, compared to net income of $1.9 million during the three-month period ended August 31, 2006.

Six-Month Period Ended August 31, 2007 Compared to the Six-Month Period Ended August 31, 2006

  Operating revenues from continuing operations. As of August 31, 2007, the Company had sold it Biloxi and St. Louis operations. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $637 thousand during the six-month period ended August 31, 2007 compared to $1.2 million during the six-month period ended August 31, 2006. Corporate overhead decreased $530 thousand, or 45 percent. A decrease in payroll and payroll benefits of $290 thousand was attributable to a reduction of employees on the corporate payroll in the current year. During the six-month period ended August 31, 2007, there were further reductions of expense primarily related to outside professionals and insurance.

  Operating loss. As a result of the foregoing items, the Company had an operating loss of $638 thousand during the six-month period ended August 31, 2007, compared to an operating loss of $1.2 million during the six-month period ended August 31, 2006.

  Interest income. The Company had interest income of $132 thousand during the six-month period ended August 31, 2007 compared to $35 thousand during the six-month period ended August 31, 2006. The increase is the result of the classification of interest income between the two periods, offset by the lesser amount of cash and cash equivalents. During the three month-period ending August 31, 2006, $303 thousand in interest income from $22.0 million of certificates of deposit at the St. Louis property was classified in discontinued operations. With the sale of the St. Louis property in December 2006, all interest earned is classified in continuing operations in the current year, as is cash and cash equivalents. As of August 31, 2007, the Company had $3.6 million in certificates of deposit attributable to the St. Louis segment.

  Reorganization items. The Company incurred reorganization items of $13 thousand during the six-month period ended August 31, 2007 compared to recognizing income of $15 thousand during the six-month period ended August 31, 2006. Reorganization items are largely attributable to bankruptcy trustee fees associated with the Company's bankruptcy proceedings. During the six-month period ended August 31, 2006, the trustee fees were offset with adjustments to certain pre-petition liabilities.

  Minority interest expense. The Company incurred no minority interest expense during the six-month period ended August 31, 2007, compared to $138 thousand during the six-month period ended August 31, 2006. It was subsequently determined that the minority interest that arose from JECA's Class B Unit of PBLLC should stop its growth upon the first cash distribution to JECA from the Biloxi plan. An adjustment to the JECA Minority Interest balance was made to reflect this cessation of growth in the third quarter of fiscal year 2007.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $519 thousand during the six-month period ended August 31, 2007 compared to a net loss of $1.3 million during the six-month period ended August 31, 2006.

  Discontinued operations.   Discontinued operations consists of the Company's
St. Louis and Biloxi segments.

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

  The Company's St. Louis operating segment had net operating income of $3 thousand during the six-month period ended August 31, 2007, compared to operating income of $2.6 million, consisting of revenues of $33.3 million and operating expenses of $30.7 million, during the six-month period ended August 31, 2006. The St. Louis segment had a net loss of $352 thousand during the six-month period ended August 31, 2007, compared to net income of $2.4 million during the six-month period ended August 31, 2006.

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

  The Company's Biloxi operating segment had net operating income of $96 thousand during the six-month period ended August 31, 2007 compared to operating income of $5 thousand during the six-month period ended August 31, 2006. The Biloxi segment had net income $94 thousand during the six-month period ended August 31, 2007, compared to a net loss of $27 thousand during the six-month period ended August 31, 2006.

  Net income. The Company generated a net loss of $778 thousand during the six-month period ended August 31, 2007, compared to net income of $1.1 million during the six-month period ended August 31, 2006.

Liquidity and Capital Resources

  During the six-month period ended August 31, 2007, the Company met its working capital requirements from a combination interest income and existing cash. Management anticipates it has sufficient resources to meet its working capital requirements through the anticipated end of certain current litigation discussed in "Note 9. Commitments and Contingent Liabilities."

  As discussed above, the Company and its subsidiaries, with the exception of PBLLC, President Riverboat Casino-Iowa, Inc., The Connelly Group, LP and President Riverboat Casino-New York, Inc., are debtors-in-possession under Chapter 11 of the Bankruptcy Code. Following the consummation on December 20, 2006 of the sale of the Company's St. Louis operations, the Company no longer owns any operating entities and its assets consist primarily of cash and certain pending litigation claims. The Company's business activities currently consist of managing its existing litigation matters, discharging its liabilities and administering the bankruptcy reorganization plans of its former Biloxi and St. Louis operations. In addition to the cash requirements necessary to fund the Company's remaining business activities, the Company anticipates that it will continue to incur significant professional fees and other costs in connection with its bankruptcy proceedings. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based upon its current budgeting assumptions and anticipated levels of activity in the Company's litigation matters and bankruptcy proceedings, management believes that its liquidity and capital resources will be sufficient to fund its remaining Corporate activities through the current fiscal year and the end of certain current litigation. At this time, the Company does not anticipate access to any additional cash or capital other than potential recoveries from its outstanding litigation claims.

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

  The Company used $2.1 million of cash from operating activities during the six-month period ended August 31, 2007, compared to generating $2.0 million during the six-month period ended August 31, 2006. During the six-month period ended August 31, 2006, the Company's St. Louis property was in operation and provided income and cash while the August 31, 2007 had no such operation and was paying down obligations according to the plan. Accordingly, during the six-month period ended August 31, 2007, the Company has a $778 thousand loss included in operating activities, compared to income of $1.1 million that included a $2.5 million asset impairment included in operating activities for the six-month period ended August 31, 2006.

  There was $1 thousand generated by investing activities of the Company during the six-month period ended August 31, 2007, generated by the sale of corporate office furniture, compared to $2.0 million used during the six-month period ended August 31, 2006, consisting primarily of expenditures on property and equipment at the St. Louis operations.

  There were $234 thousand generated in financing activities of the Company during the six-month period ended August 31, 2007 and no financing activities during the six-month period August 31, 2006 During the six-month period ended August 31, 2007, the Company redeemed $110 thousand of the Class B interest in PBLLC, and generated $344 thousand by the exercise of stock options of certain of the Company executives.

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors AIG SunAmerica Inc. and MacKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Affiliates, following adjustments required under the Mississippi Asset Sale Agreement, were allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes, Secured Notes and JECA, and certain assignees of JECA. JECA, an entity controlled by Mr. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders and JECA, will be paid in full, subject to final determination and settlement of claims and expenses. During the year ended February 28, 2007, the Company paid $50.7 million of indebtedness to the Noteholders and redeemed $1.0 million of JECA's Class B membership interest in PBLLC. As of August 31, 2007, the Noteholders have been paid in full from the proceeds of the sale of the Biloxi and St. Louis operations, subject to a contingent payment of up to $5.0 million based on the outcome of certain litigation. See "Note 9. Commitments and Contingent Liabilities."

Critical Accounting Policies

  --Significant Accounting Policies and Estimates

  The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of the Company's accounting policies, including the determination of allowance for doubtful accounts, asset impairment and insurance reserves require that management apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Management's judgments are based on historical experience, terms of existing contracts, observance of trends and information available from other outside sources. There can be no assurance that actual results will not differ from the Company's estimates.
To provide an understanding of the methodology applied, significant accounting policies and basis of presentation are discussed where appropriate in this discussion and analysis and in the notes of the consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of August 31, 2007, the Company had no debt that bore contractual interest at fixed rates. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

  (b)  Changes in Internal Control Over Financial Reporting

  There have been no changes in the Company's internal control over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company had 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. The Company paid the obligations under the Notes with cash from operations and proceeds from the sale of various assets, and as of August 31, 2007, the Noteholders have been paid in full from the proceeds of the sale of the Biloxi and St. Louis operations, subject to a contingent payment of up to $5.0 million based on the outcome of certain litigation. See "Note 9. Commitments and Contingent Liabilities."

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: October 15, 2007                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

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