Form 10-Q
period 2007-11-30
PRESIDENT CASINOS INC
filed 2008-01-14
CIK 888507

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

              For the quarterly period ended November 30, 2007

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.06 par value, 5,428,661 shares outstanding as of January 14, 2008.

==============================================================================

                            PRESIDENT CASINOS, INC.
                              INDEX TO FORM 10-Q


                                                                     Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
      as of November 30 and February 28, 2007.............................1

    Condensed Consolidated Statements of Operations
      and Net Income Per Share Information (Unaudited)
      for the Three Months and Nine Months Ended
      November 30,  2007 and 2006.........................................2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the Nine Months Ended November 30, 2007 and 2006................3

    Notes to Condensed Consolidated Financial Statements (Unaudited)......4

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................24

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....35

  Item 4.  Controls and Procedures.......................................36

Part II.  Other Information

  Item 1.  Legal Proceedings.............................................36

  Item 1A. Risk Factors..................................................36

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

  Item 6.  Exhibits......................................................37

Signatures...............................................................38

Part I.  Financial Information
Item 1.  Financial Statements

                                  PRESIDENT CASINOS, INC.
                                  (DEBTORS-IN-POSSESSION)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                             (in thousands, except share data)

                                                                           Nov. 30,   Feb. 28,
                                                                            2007       2007
                                                                          --------   --------

ASSETS

Current Assets:
  Cash and cash equivalents.............................................  $  4,247   $  6,342
  Assets of discontinued operations.....................................       552        914
  Prepaid expenses and other current assets.............................       398        147
                                                                          ---------  ---------
      Total current assets..............................................     5,197      7,403

Property and Equipment, net.............................................         1          4
                                                                          ---------  ---------
                                                                          $  5,198   $  7,407
                                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Not Subject to Compromise:
  Accounts payable......................................................  $      8   $     37
  Income taxes payable..................................................                  340
  Accrued payroll and benefits..........................................       113        292
  Other accrued liabilities.............................................        86        153
  Liabilities of discontinued operations................................       497      1,356
                                                                          ---------  ---------
      Total current liabilities.........................................       704      2,178

Minority Interest.......................................................     2,143      2,253
                                                                          ---------  ---------
      Total liabilities not subject to compromise.......................     2,847      4,431

Liabilities Subject to Compromise.......................................       275        688
                                                                          ---------  ---------
         Total liabilities..............................................     3,122      5,119
                                                                          ---------  ---------
Commitments and Contingent Liabilities..................................
Stockholders' Equity:
  Preferred Stock, $.01 par value per share; 150,000 shares
    authorized; none issued and outstanding.............................       --         --
  Common Stock, $.06 par value per share; 14,000,000 shares
    authorized; 5,428,661 shares issued and outstanding.................       326        302
  Additional paid-in capital............................................   102,049    101,729
  Accumulated deficit...................................................  (100,299)   (99,743)
                                                                          ---------  ---------
      Total stockholders' equity........................................     2,076      2,288
                                                                          ---------  ---------
                                                                          $  5,198   $  7,407
                                                                          =========  =========
See Notes to Condensed Consolidated Financial Statements.

                                     PRESIDENT CASINOS, INC.
                                     (DEBTORS-IN-POSSESSION)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                             (in thousands, except per share data)

                                                   Three Months               Nine Months
                                                 Ended November 30,        Ended November 30,
                                                 2007        2006           2007        2006
                                                ------      ------         ------      ------

OPERATING REVENUES.........................    $    --     $    --        $    --     $    --

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative......         218         491            854       1,658
  Depreciation and amortization............                    --               2           1
                                               ---------   ---------      ---------   ---------
    Total operating costs and expenses.....         218         491            856       1,659
                                               ---------   ---------      ---------   ---------
OPERATING LOSS.............................        (218)       (491)          (856)     (1,659)
                                               ---------   ---------      ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income..........................          58          18            190          53
  Reorganization items, net................          (4)      9,992            (17)     10,007
                                               ---------   ---------      ---------   ---------
    Total other income.....................          54      10,010            173      10,060
                                               ---------   ---------      ---------   ---------
INCOME (LOSS) BEFORE MINORITY INTEREST
  AND DISCONTINUED OPERATIONS..............        (164)      9,519           (683)      8,401
Minority interest..........................          --        (371)           --         (233)
                                               ---------   ---------      ---------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...        (164)      9,890           (683)      8,634
                                               ---------   ---------      ---------   ---------
Income from discontinued operations
  (net of income tax expense (benefit) of
      ($191),  $37 , ($191) and $14)......          387         165            128       2,491
                                               ---------   ---------      ---------   ---------
NET INCOME (LOSS)..........................    $    223    $ 10,055       $   (555)   $ 11,125
                                               =========   =========      =========   =========
Basic and diluted net income (loss) per
   share from continuing operations........    $  (0.03)   $   1.97       $  (0.13)   $   1.72

Basic and diluted net income
   per share from discontinued operations..    $   0.07    $   0.03       $   0.02    $   0.49
                                               ---------   ---------      ---------   ---------
Basic and diluted net income (loss) per share. $   0.04    $   2.00       $  (0.11)   $   2.21
                                               =========   =========      =========   =========
Weighted average common and dilutive
 potential shares outstanding..............       5,429       5,033          5,429       5,033
                                               =========   =========      =========   =========

See Notes to Condensed Consolidated Financial Statements.


                           PRESIDENT CASINOS, INC.
                           (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                              (in thousands)

                                              Nine Months Ended November 30,
                                                         2007        2006
                                                        ------      ------

Net cash provided by (used in)
  operating activities............................    $ (2,330)   $  3,133
                                                      ---------   ---------
Cash flows from investing activities of
  continuing operations:
    Expenditures for property and equipment.......         --       (2,103)
    Proceeds from sales of property and equipment.           1          92
                                                      ---------   ---------
      Net cash provided by (used in)
                           investing activities...           1      (2,011)
                                                      ---------   ---------
Cash flows from financing activities of
  continuing operations:
    Payment of minority interest..................        (110)        --
    Proceeds from the exercise of stock options...         344         --
                                                      ---------   ---------
      Net cash provided by financing activities...         234         --
                                                      ---------   ---------
Net increase (decrease) in cash and cash equivalents.   (2,095)      1,122
Cash and cash equivalents at beginning of period..       6,342      31,077
                                                      ---------   ---------
Cash and cash equivalents at end of period........    $  4,247    $ 32,199
                                                      =========   =========

Cash classified in continuing operations..........    $  4,247    $ 28,199
Cash classified in discontinued operations........         --        4,000
                                                      ---------   ---------
                                                      $  4,247    $ 32,199
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes......................   $    364          67
                                                      =========   =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Impairment of property and equipment............    $     -     $  3,950
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

  PCI and Management, have not yet filed plans of reorganization and continue to operate as debtors-in-possession. The bankruptcies of President New York, Holdings and Blackhawk have been dismissed.

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

  Following the consummation on December 20, 2006 of the sale of the Company's St. Louis gaming operations, the Company no longer owns any operating entities and its assets consist primarily of cash and certain pending litigation claims. The Company's business activities currently consist of managing its existing litigation matters, discharging its liabilities and administering the bankruptcy reorganization plans of its former Biloxi and St. Louis operations. The Company is currently evaluating, based on various assumptions regarding the potential recoveries from its outstanding litigation claims in light of recent court rulings and developments, discharge of its remaining liabilities and utilization of its deferred tax assets, the advisability of pursuing a reorganization or, in the alternative, a liquidation. In the event that the Company's remaining assets (including any litigation recoveries which the Company may receive) are not sufficient to discharge the Company's liabilities or otherwise reorganize, the Company will be forced to liquidate.

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

  Pursuant to the Mississippi Plan, the proceeds from the sale of the Mississippi Properties, following adjustments required under the Mississippi Asset Sale Agreement, together with the proceeds from the liquidation of the Mississippi Excluded Assets, have substantially been distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Notes (the "Noteholders") and to J. Edward Connelly Associates, Inc. ("JECA") and certain assignees of JECA. JECA, an entity controlled by John E. Connelly, a former Chairman and Chief Executive Officer of the Company, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan, creditors of the Mississippi Affiliates, with the exception of the Noteholders, will be paid in full subject to final determination and settlement of claims and expenses. The following tables sets forth the distributions made prior to November 30, 2007 to the Noteholders and JECA:


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


  Of the June 2005 distribution to Noteholders, $12,570 was applied to principal, $12,644 was applied to accrued interest and $411 to accrued trustee and legal fees incurred by the Noteholders. All other distributions were applied solely to principal. As of November 30, 2007, there was $92 of cash and cash equivalents remaining in the Mississippi Affiliates.

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

  --Other

  The Company's ability to continue as a going concern is dependent on many things, including its ability to restructure successfully and the ability of the Company to fund its activities. There can be no assurance in this regard.

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

  The accompanying consolidated balance sheets as of November 30 and February 28, 2007, segregate liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy petitions. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

  Effective July 11, 2002, interest ceased to accrue on the Senior Exchange Notes and Secured Notes due to the Noteholders being deemed under secured. There would have been no contractual interest for the three-month and nine-month periods ended November 30, 2007, and for the three-month and nine-month periods ended November 30, 2006, contractual interest would have been $1,930 and $5,832, respectively.

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

  In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that required or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for the Company beginning fiscal year March 1, 2008.

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

4.  PROPERTY AND EQUIPMENT

  In accordance with the Financial Accounting Standards Board SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," ("SFAS 144") the St. Louis operations are accounted for as discontinued operations. As such, the Company ceased depreciating the St. Louis operations property and equipment in October 2004. Based upon management's assessment of fair value of the assets of the St. Louis operations, the Company recognized asset impairments on the St. Louis property and equipment during the first quarter and third quarters of fiscal 2007 of $2,500 and $1,450, respectively, to reduce the net book value to fair value. See "Note 6. Discontinued Operations."

5.  LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

  As of November 30 and February 28, 2007 liabilities subject to compromise consisted of pre-petition accounts payable and other accrued expenses.

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

 In accordance with the SFAS 144, the St. Louis and Biloxi operations are accounted for as discontinued operations, as follows:

                                                                  Nov. 30,     Feb. 28,
                                                                    2007         2007
                                                                   ------       ------

            ASSETS
              Receivables................................        $      9      $    382
              Prepaid expenses...........................             543           532
                                                                 ---------     ---------
                                                                 $    552      $    914
                                                                 =========     =========
            LIABILITIES

              Accounts payable...........................        $    151      $    105
              Income taxes payable.......................             --             24
              Other accrued liabilities..................             346         1,227
                                                                 ---------     ---------
                                                                 $    497      $  1,356
                                                                 =========     =========

                                                                  Nov. 30,     Feb. 28,
                                                                    2007         2007
                                                                   ------       ------

            ASSETS
              St. Louis operations.......................        $    552      $    914
              Biloxi operations..........................              --           --
                                                                 ---------     ---------
                                                                 $    552      $    914
                                                                 =========     =========
            LIABILITIES
              St. Louis operations.......................        $    413      $  1,181
              Biloxi operations..........................              84           175
                                                                 ---------     ---------
                                                                 $    497      $  1,356
                                                                 =========     =========




















  The Company's St. Louis segment had operating results as follows:

                                                  Three Months                Nine Months
                                                 Ended November 30,           Ended November 30,
                                                 2007        2006           2007        2006
                                                ------      ------         ------      ------

Operating revenues.........................    $    --     $ 15,360       $    --     $ 48,663

Operating expenses.........................        (221)     14,091           (224)     44,783
                                               ---------   ---------      ---------   ---------
Operating income (loss)....................         221       1,269            224       3,880
                                               ---------   ---------      ---------   ---------
Other income (expense):
  Interest income..........................         --          326            --          901
  Reorganization items, net................         (25)     (1,500)          (382)     (2,304)
  Loss on disposal of assets...............         --           44            --           68
                                               ---------   ---------      ---------   ---------
    Total other expense....................         (25)     (1,130)          (382)     (1,336)
                                               ---------   ---------      ---------   ---------
Income (loss) before income taxes.........          196         139           (158)      2,545

Income tax expense (benefit)..............         (191)          8           (191)         59
                                               ---------   ---------      ---------   ---------

Net income.................................    $    387    $    131       $     33    $  2,486
                                               =========   =========      =========   =========

  Included in operating expense during the three-month and nine-month periods ended November 30, 2006 are asset impairments of $1,450 and $3,950, respectively. The three-month and nine-month periods presented exclude depreciation in accordance with SFAS 144. The sale of the St. Louis property was completed December 20, 2006.

  On a consolidated basis all revenues and expenses are reported in discontinued operations. For the three-month and nine-month periods ended November 30, 2007, cash and cash equivalents of the St. Louis segment generated interest income of $49 and $166, respectively, and is classified as other income from continuing operations due to the segment's cash being classified in continuing operations.

  The Company's Biloxi segment had no operating income during the three-month period ended November 30, 2007, compared to an operating loss of $16 thousand during the three-month period ended November 30, 2006, consisting of primarily of adjustments to prior estimates. The Company's Biloxi segment had operating income of $96 thousand during the nine-month period ended November 30, 2007, compared to an operating loss of $11 during the nine-month period ended November 30, 2006. The Biloxi segment generated net incomes of $1 and $99 during the three-month and nine-month periods ended November 30, 2007, compared to net incomes of $34 and $5 during the three-month and nine-month periods ended November 30, 2006. The sale of the Biloxi property was completed April 15, 2005.

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

  During the nine-month period ended November 30, 2007, the Company generated a net loss of $555 which increased the net loss carryforward. Due to the 100% valuation allowance maintained against net deferred tax assets, no income tax expense or benefit was recognized.

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

  The gain on the sale of the Company's St. Louis operations during the year ending February 28, 2007 generated federal income taxes of $13,924. A portion of the Company's net operating loss carryforward offset the federal tax. The use of the Company's net operating loss carryforward generated an additional $149 of alternative minimum tax liability and credit carryforward. All state income taxes related to this sale were offset by state net operating losses.

  The components of the net deferred tax asset are as follows:

                                                 November 30,      Feb. 28,
                                                     2007          2007
                                                    ------        ------
     Deferred tax assets:
       Net operating loss carryforward.......     $ 55,945      $ 53,326
       Tax credits...........................          772           965
       Other.................................          --             16
                                                  ---------     ---------
                                                    56,717        54,306
       Less: Valuation allowance.............      (56,717)      (54,306)
                                                  ---------     ---------
                                                       --            --
                                                  ---------     ---------
          Net deferred tax asset.............     $    --       $    --
                                                  =========     =========

  As of November 30, 2007, the Company had Federal and Missouri net operating loss carryforwards of $139,862 and $184,570, respectively. These tax benefits will expire between 2008 and 2025 unless first offset against taxable income. The availability of the loss carryforwards may be limited in the event a significant change in ownership of the Company or its subsidiaries.

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

  Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123R, the Company's pro forma net income (loss) and net income (loss) per share would be the same. There were no options granted during either the nine-month period ended November 30, 2007 or the fiscal year ended February 28, 2007.

  A summary of the Company's stock option plans for the nine-month period ended November 30, 2007 is as follows:

                                                                Weighted-Average   Aggregate
                                            Weighted-Average        Remaining      Intrinsic
                                  Options    Exercise Price     Contractual Life     Value (a)

Outstanding at March 1, 2007...     582,700      $0.87                --             $   --
Granted........................         --         --                 --                 --
Exercised......................    (395,500)      0.87                --                 --
Expired........................     (64,300)      0.87                --                 --
Forfeited......................         --         --                 --                 --
                                   ---------     ------           --------           --------
Outstanding at Nov. 30, 2007...     122,900      $0.87             1.7 yrs.          $   (68)
                                   =========     ======           ========           ========

Exercisable at Nov. 30, 2007...     122,900      $0.87             1.7 yrs.          $   (68)

(a) Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of the Company's common stock as of Nov. 30, 2007.

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

  On April 27, 2003, the Missouri Bankruptcy Court granted a motion for approval of a key employee retention plan for certain corporate and Missouri casino employees (the "Retention Plans"). The motion does not affect any pre-petition employment agreements as to assumption or rejection of pre-petition executory contracts, with the exception that any claim asserted by a key employee on account of a pre-petition employment agreement shall be reduced dollar for dollar by the amounts paid or payable under the retention plan. Under the terms of the Retention Plans the named key employees became eligible to receive their retention amount at the earlier of the following dates: (i) the date on which all or substantially all of President Missouri's assets are sold or (ii) the date on which the Company terminates substantially all of its ordinary Missouri business operations. Under the terms of the Retention Plans for corporate employees, the Chief Financial Officer will receive one year of his then salary on the date he is discharged from employment and the other named key employees will receive 50% of their then salary. If at any time prior thereto the corporate key employees' salaries are reduced or he or she is required to move his or her residence from the St. Louis, Missouri metropolitan area, he or she will also receive such payment. In the event of the sale of the Missouri assets, an amount shall be set aside to fund such payments. As of November 30, 2007, $198 is accrued in liabilities of discontinued operations.

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

Legal Proceedings

-- Columbia Sussex

  The Company's St. Louis patrons had, after the "Admiral" was moved north from its original location, almost exclusively used a public parking lot immediately in front of the entrance to the "Admiral," known as the Cherrick Lot. The Company had a validation agreement with the operator of the Cherrick Lot to accept one dollar and twenty-five cents (later raised to one dollar and fifty cents) for use by "Admiral" patrons of the Cherrick Lot. On September 10, 2004, the City of St. Louis commenced an action seeking to condemn the Cherrick Lot for use by Pinnacle which was in the process of developing a large gaming and hotel complex approximately one block away from the Cherrick Lot. At the time the condemnation was commenced, Columbia Sussex, Inc. had an option to purchase the Cherrick Lot for $5,000. On October 26, 2004, Columbia Sussex exercised its option and purchased the Cherrick Lot. On November 4, 2005, the Creditors Committee and the Company filed a Verified Complaint for Declaratory Judgment and for Injunctive Relief in the Company's bankruptcy proceedings pending in the Missouri Bankruptcy Court. On November 10, 2005, the Court granted the request and enjoined the condemnation action until January 9, 2006.

  On January 12, 2006, the Company filed a verified Complaint for Damages and Injunctive Relief in the Missouri Bankruptcy Court, where its bankruptcy is pending. The suit named both PCI and President Missouri as plaintiffs and named Columbia Sussex, Inc. and Wimar Tahoe Corporation as defendants. The Company alleged that Columbia Sussex breached a contract to purchase the stock of President Missouri by taking actions that could reasonably be expected to impede or delay licensure by the Missouri Gaming Commission and by failing to use all commercially reasonable efforts to obtain licensure from Missouri Gaming Commission, as required by the contract. The Company also alleged a prima facie tort in that Columbia Sussex had unilaterally raised validation rates for the Cherrick Lot used by the Company for its patrons and with the intent to cause injury to the Company. The Company sought damages of approximately $28,700, which was the difference between the price Columbia Sussex had contracted to purchase the stock of President Missouri and the price for which such stock was subsequently sold, plus prejudgment interest. In addition, the Company sought an injunction to prevent Columbia Sussex from raising the validation fee above the one dollar and fifty cents per patron vehicle charged immediately prior to the increase in fees and from blocking access to the parking lot by the Company's patrons.

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

  After discovery, the parties each filed motions for summary judgment. The Missouri Bankruptcy Court ruled on the motions in an Order and Findings of Fact and Conclusions of Law that were entered on December 27, 2007. The Missouri Bankruptcy Court granted summary judgment in favor of the Company on the tort claims related to the parking lot, and awarded the Company damages in the amount of $382. The Missouri Bankruptcy Court granted summary judgment in favor of Columbia Sussex and Wimar Tahoe on the contract claims related to the purchase agreement, and ruled that the Company was not entitled to any damages on those claims.

  On January 7, 2007, the Company filed a notice of appeal of the Missouri Bankruptcy Court's rulings on the contract claims related to the purchase agreement. On the same day, Columbia Sussex and Wimar Tahoe filed a notice of cross-appeal of the Missouri Bankruptcy Court's rulings on the tort claims related to the parking lot. The appeals will be heard in the first instance by the United States District Court for the Eastern District of Missouri ( District Court ). There are a number of different possible outcomes of the appeals. The District Court could affirm the Missouri Bankruptcy Court's rulings on both the tort and contract claims. Alternatively, the District Court could reverse the Missouri Bankruptcy Court's rulings on either of those claims and affirm the rulings on the other claim, or it could reverse the Missouri Bankruptcy Court's rulings on both claims. The District Court could also rule that one or both claims should not have been resolved on summary judgment and requires a trial on the merits in the Missouri Bankruptcy Court. The Company anticipates that briefing on the appeals in the District Court will conclude before the end of 2008. The District Court will rule after the conclusion of the briefing, but it is not possible to predict when that Court will rule. After the District Court rules on the appeals, its decision may be appealable to the United States Court of Appeals for the Eighth Circuit by either or both parties. An appeal to the Eighth Circuit likely would be concluded at least one year after the District Court's decision. At this time management is unable to predict with any certainty what the outcome of the appeal will be.

  If the grant of summary judgment in favor of the Company on the parking lot claims is reversed on appeal, the Company could be liable for additional charges (in excess of the one dollar and fifty cents paid by the Company under the injunction) for each vehicle parked on the Cherrick Lot by the Company's patrons during the time that the injunction was in place, which amount would be approximately $3.7 million. The Company has previously posted a $525 thousand bond in connection with this matter. Although there can be no assurance in this regard, at this time management estimates that this bond would reflect the Company's maximum liability for these charges. At this time management is unable to predict with any certainty what the outcome of the appeal will be.

  The Company is currently evaluating, based on various assumptions regarding the potential recoveries from its outstanding litigation claims in light of the Missouri Bankruptcy Court's December 27, 2007 Order and the anticipated expense and duration of appeals from that Order, discharge of its remaining liabilities and utilization of its deferred tax assets, the advisability of pursuing a reorganization or, in the alternative, a liquidation. In the event that the Company's remaining assets (including any litigation recoveries which the Company may receive) are not sufficient to discharge the Company's liabilities or reorganize, the Company will be forced to liquidate.

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

-- M/V "Anne Holly" Incident

  On April 4, 1998, the "Admiral", the vessel on which the Company conducted its St. Louis casino operations, was struck by barges from the tow of the M/V "Anne Holly." The "Admiral" was partially dislodged from its mooring because of the impact with the barges. In the incident, the "Admiral" sustained damage to its hull and external structures. Additionally, approximately 150 patrons claim various types of injuries and damages against the "Admiral" and against the operator of the M/V "Anne Holly." The "Admiral" had to be closed and lost business and profits as a result of the incident. A limitation proceeding, captioned "In the Matter of the Complaint of American Milling Company, UN Limited, H & B Marine, Corporations and American Milling, LP, a Limited Partnership, for Exoneration from or Limitation of Liability" was filed in the United States District Court, Eastern District of Missouri. The Company has filed a claim in the limitation proceeding for damages caused by the collision including hull and property damage, loss of revenue while the "Admiral" was not in operation and damages for other claims which have been made and which are anticipated to be made against the Company. The Company is pursuing both insured and uninsured claims against the owners and operators of the M/V "Anne Holly." In January 2000, the Company filed suit against the captain who had been operating the M/V "Anne Holly" at the time of the accident. This suit was consolidated with the limitation of liability action on May 4, 2000. Following trial, on June 12, 2003, the Court issued a ruling allocating 80% of the fault for this collision to American Milling, Winterville Marine and Capt. Johnson and 20% of the fault to Company interests. The Court determined that American Milling and Winterville are entitled to limit their liability to the value of the M/V "Anne Holly," $2,200, plus 6% interest from the date of filing of their complaint in April 1998. The Company filed an appeal in the United States Court of Appeals for the Eighth Circuit, and on May 17, 2005, the Eighth Circuit Court of Appeals issued a decision reversing the trial court on the issue of whether Winterville qualifies as an owner under the Limitation of Liability Act and could therefore limit their liability. A petition for rehearing filed by Winterville was denied. Winterville has filed for bankruptcy in the Northern District of Mississippi. An adversarial action has been filed in that Court in an attempt to find insurance coverage on Winterville's behalf (or alternatively breach of contract on the part of American Milling for failure to procure insurance) to cover this casualty. The adversarial action is being pursued by the Company and its insurers, along with Winterville's bankruptcy trustee.

  The damages phase of the Limitation Action has now begun (as to property damage claims and business interruption claims). Those property damage claim amounts not agreed to by stipulation are set for trial in April 2008.

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

  During the year ended February 28, 2006, the Company made distributions from the proceeds of the sale of the Mississippi Properties. JECA's Class B membership interest was partially redeemed for $16,125, of which, Messrs. Aylsworth, Wirginis and Vaclavik were paid $3,956, $3,956 and $300, respectively. During the year ended February 28, 2007, the Company redeemed JECA's Class B interest in the amount of $1,045, of which additional distributions of $261 were made to Messrs. Aylsworth and Wirginis each.
During the nine-month period ended November 30, 2007, the Class B interest was further redeemed in the amount of $110, of which additional distributions of $28 were made to Messrs. Aylsworth and Wirginis each. Messrs. Aylsworth and Wirginis are each entitled to receive an additional $535 from JECA.

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

  The Company is currently evaluating, based on various assumptions regarding the potential recoveries from its outstanding litigation claims in light of recent court rulings and developments, discharge of its remaining liabilities and utilization of its deferred tax assets, the advisability of pursuing a reorganization or, in the alternative, a liquidation. In the event that the Company's remaining assets (including any litigation recoveries which the Company may receive) are not sufficient to discharge the Company's liabilities or reorganize, the Company will be forced to liquidate.

Overview

  As a result of the sale of the Biloxi operations in April 2005 and the sale of the St. Louis operations in December 2006, discussed above, the results of operations for these segments are classified in discontinued operations.

Results of Operations

  The results of continuing operations for the three-month and nine-month periods ended November 30, 2007 and 2006 include only those expenses resulting from corporate administration. The gaming results for the Company's operations in Biloxi, Mississippi and St. Louis, Missouri and to a lesser significance, the hotel operations in Biloxi (the Broadwater Property) and the former leasing operations are classified as discontinued operations as a result of the sale of the operations.

  The following table highlights the results of the Company's operations during the periods presented.

                                               Three Months                Nine Months
                                              Ended November 30,           Ended November 30,
                                              2007        2006           2007        2006
                                             ------      ------         ------      ------
                                                        (in thousands)

          Continuing Operations

          Corporate Administrative
            Operating loss                 $ (218)      $  (491)      $  (856)    $ (1,656)

          Discontinued Operations

          St. Louis, Missouri Operations
            Operating revenues             $  --        $ 15,360      $   --       $ 48,663
            Operating income                  221          1,269          224         3,880

           Biloxi, Mississippi Segment
             Operating income (loss)       $    -       $    (16)     $    96      $    (11)



  The following table highlights cash flows of the Company's operations.

                                               Nine Months
                                            Ended November 30,
                                             2007        2006
                                            ------      ------
                                              (in thousands)

Cash flows provided by (used in)
  operating activities                    $ (2,330)   $  3,133
Cash flows provided by (used in)
  investing activities                           1      (2,011)
Cash flows provided by
  financing activities                         234         --
Cash paid for income taxes                     364        67

Three-Month Period Ended November 30, 2007 Compared to the Three-Month Period Ended November 30, 2006

  Operating revenues from continuing operations. As of November 30, 2007, the Company had sold its St. Louis and Biloxi operations. As such, revenues for the three-month period ended November 30,2006 are classified in discontinued operations. There were no operating revenues for the three-month period ended November 30, 2007.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $218 thousand during the three-month period ended November 30, 2007 compared to $491 thousand during the three-month period November 30, 2006. The decrease is primarily the result of a $175 thousand reduction in payroll and payroll benefits of the corporate office. Other reductions included savings on insurance, corporate director fees and outside professionals.

  Operating loss. As a result of the foregoing items, the Company had an operating loss of $218 thousand during the three-month period ended November 30, 2007 compared to $491 thousand during the three-month period ended November 30, 2006.

  Interest income. The Company had interest income of $58 thousand during the three-month period ended November 30, 2007 compared to $18 thousand during the three-month period ended November 30, 2006. The increase is the result of the difference between the classification of interest income between the two periods. During the three month-period ending November 30, 2006, $327 thousand in interest income from $24.0 million of certificates of deposit at the St. Louis property was classified in discontinued operations. With the sale of the St. Louis property in December 2006, all interest earned is classified in continuing operations in the current year, as is cash and cash equivalents.

  Reorganization items. The Company incurred reorganization expense of $4 thousand during the three-month period ended November 30, 2007 compared to income of $9,992 thousand during the three-month period ended November 30, 2006. Reorganization expense is largely attributable to fees associated with the Company's bankruptcy proceedings. The decrease in reorganization income is primarily the result of the recognition of a $10 million reduction of the Notes during the three-month period ended November 30, 2006. On October 12, 2006, the Company and President Missouri announced that the Company and President Missouri has entered into a Settlement Agreement, dated as of October 10, 2006 (the "Settlement Agreement"), with Pinnacle, the Official Committee and Mr. Wirginis which resolved the dispute between the competing bankruptcy reorganization plans proposed by President Missouri and the Official Committee in President Missouri's Chapter 11 bankruptcy proceeding pending in the Bankruptcy Court. Pursuant to the Settlement Agreement the reorganization plan previously filed by President Missouri was amended in various respects, including a reduction in the amount paid to the holders of the Notes under the plan by $5.0 million which will be permanently waived. An additional $5.0 million under the Notes was deferred, and will be payable only if proceeds from certain pending litigation and tax refund claims exceed $5.0 million. In the event that an amount in excess of $5.0 million is recovered from such contingencies, one-half of such future amounts will be paid by the Company up to $5.0 pursuant to the terms of the Settlement Agreement.

  Minority interest expense. The Company incurred no minority interest expense during the three-month period ended November 30, 2007 compared to $371 thousand during the three-month period ended November 30, 2006. It was subsequently determined that the minority interest that arose from JECA's Class B Unit of PBLLC should stop its growth upon the first cash distribution to JECA from the Biloxi plan. An adjustment to the JECA Minority Interest balance was made to reflect this cessation of growth in the third quarter of fiscal year 2007.

  Net loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $164 thousand during the three-month period ended November 30, 2007 compared to a net income from continuing operations of $9,890 million during the three-month period ended November 30, 2006.

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

  The Company's St. Louis operating segment had operating income of $221 thousand during the three-month period ended November 30, 2007, consisting primarily of adjustments of prior general liability estimates, compared to operating income of $1.3 million, consisting of revenues of $15.4 million and operating expenses of $14.1 million, during the three-month period ended November 30, 2006. The St. Louis segment had net income of $387 thousand during the three-month period ended November 30, 2007, compared to net income of $131 thousand during the three-month period ended November 30, 2006.

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

  The Company's Biloxi operating segment had no operating income during the three-month period ended November 30, 2007, compared to an operating loss of $16 thousand during the three-month period ended November 30, 2006. Both periods consist primarily of adjustments to prior estimates.

  Net income. The Company generated a net income of $223 thousand during the three-month period ended November 30, 2007, compared to net income of $10.1 million during the three-month period ended November 30, 2006.

Nine-Month Period Ended November 30, 2007 Compared to the Nine-Month Period Ended November 30, 2006

  Operating revenues from continuing operations. As of November 30, 2007, the Company had sold it Biloxi and St. Louis operations. As such, all revenues are classified in discontinued operations.

  Operating costs and expenses of continuing operations. The Company's consolidated selling, general and administrative expenses were $854 thousand during the nine-month period ended November 30, 2007 compared to $1.7 million during the nine-month period ended November 30, 2006. Corporate overhead decreased $804 thousand. A decrease in payroll and payroll benefits of $465 thousand was attributable to a reduction of employees on the corporate payroll in the current year. During the nine-month period ended November 30, 2007, there were further reductions of expense primarily related to insurance expense, corporate director and outside professionals fees.

  Operating loss. As a result of the foregoing items, the Company had an operating loss of $856 thousand during the nine-month period ended November 30, 2007, compared to an operating loss of $1.7 million during the nine-month period ended November 30, 2006.

  Interest income. The Company had interest income of $190 thousand during the nine-month period ended November 30, 2007 compared to $53 thousand during the nine-month period ended November 30, 2006. The increase is the result of the classification of interest income between the two periods. During the nine month-period ending November 30, 2006, $901 thousand in interest income from $24.0 million of certificates of deposit at the St. Louis property was classified in discontinued operations. With the sale of the St. Louis property in December 2006, all interest earned is classified in continuing operations in the current year, as is cash and cash equivalents.

  Reorganization items. The Company incurred reorganization items of $17 thousand during the nine-month period ended November 30, 2007 compared to recognizing income of $10.0 million during the nine-month period ended November 30, 2006. Reorganization items are largely attributable to bankruptcy trustee fees associated with the Company's bankruptcy proceedings. The decrease in reorganization gains is primarily the result of the recognition of a $10 million reduction of the Notes during the three-month period ended November 30, 2006. On October 12, 2006, the Company and President Missouri announced that the Company and President Missouri has entered into a Settlement Agreement, dated as of October 10, 2006 (the "Settlement Agreement"), with Pinnacle, the Official Committee and Mr. Wirginis which resolved the dispute between the competing bankruptcy reorganization plans proposed by President Missouri and the Official Committee in President Missouri's Chapter 11 bankruptcy proceeding pending in the Bankruptcy Court. The Settlement Agreement provides that the reorganization plan previously filed by President Missouri will be amended in various respects, including a reduction in the amount paid to the holders of the Notes under the plan by $5.0 million which will be permanently waived. An additional $5.0 million under the Notes was deferred, and will be payable only if proceeds from certain pending litigation and tax refund claims exceed $5.0 million. In the event that an amount in excess of $5.0 million is recovered from such contingencies, one-half of such future amounts will be paid by the Company up to $5.0 pursuant to the terms of the Settlement Agreement.

  Minority interest expense. The Company incurred no minority interest expense during the nine-month period ended November 30, 2007, compared to $233 thousand during the nine-month period ended November 30, 2006. It was subsequently determined that the minority interest that arose from JECA's Class B Unit of PBLLC should stop its growth upon the first cash distribution to JECA from the Biloxi plan. An adjustment to the JECA Minority Interest balance was made to reflect this cessation of growth in the third quarter of fiscal year 2007.

  Net income/loss from continuing operations. As a result of foregoing items, the Company incurred a net loss from continuing operations of $683 thousand during the nine-month period ended November 30, 2007 compared to a net income of $8.6 million during the nine-month period ended November 30, 2006.

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

  The Company's St. Louis operating segment had net operating income of $224 thousand during the nine-month period ended November 30, 2007, compared to operating income of $3.9 million, consisting of revenues of $48.7 million and operating expenses of $44.8 million, during the nine-month period ended November 30, 2006. The St. Louis segment had net income of $33 thousand during the nine-month period ended November 30, 2007, compared to net income of $2.5 million during the nine-month period ended November 30, 2006.

  Biloxi segment. On April 15, 2005, the Company consummated the sale of substantially all of the assets utilized in its Biloxi operations to Broadwater Development, LLP (the "Purchaser"). The sale was consummated pursuant to the terms and conditions of a Sale and Purchase Agreement, dated as of November 15, 2004, by and between President Mississippi, Vegas Vegas, Inc., PBLLC, (collectively, with President Mississippi and Vegas Vegas, the

("Sellers") and Purchaser, as amended by the Amendment to Sale and Purchase Agreement dated as of November 19, 2004, and the Second Amendment to Sale and Purchase Agreement dated as of November 29, 2004 (collectively, the "Sale Agreement"). Pursuant to the Sale Agreement, the Purchaser acquired from the Sellers substantially all of the real and personal property associated with the Company's Biloxi, Mississippi operations. Under the terms of the Sale Agreement, the purchase price was $82.0 million, subject to certain post-closing adjustments. Of this amount, $6.8 million was paid by Silver Slipper Casino Venture LLC, which acquired the right to purchase the gaming casino assets under a separate transaction with the Purchaser.

  The Company's Biloxi operating segment had net operating income of $96 thousand during the nine-month period ended November 30, 2007 compared to an operating loss of $11 thousand during the nine-month period ended November 30, 2006. The Biloxi segment had net income $99 thousand during the nine-month period ended November 30, 2007, compared to $5 thousand during the nine-month period ended November 30, 2006.

  Net income. The Company generated a net loss of $555 thousand during the nine-month period ended November 30, 2007, compared to net income of $11.1 million during the nine-month period ended November 30, 2006.

Liquidity and Capital Resources

  During the nine-month period ended November 30, 2007, the Company met its working capital requirements from a combination interest income and existing cash. Management anticipates it has sufficient resources to meet its working capital requirements through the anticipated end of certain current litigation discussed in "Note 9. Commitments and Contingent Liabilities."

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

  As a result of the Company's high degree of leverage and the need for significant capital expenditures at its St. Louis property, the Company was unable to make the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. The Company paid the obligations under the Notes with the cash from operations and proceeds from the sale of various assets, and as of February 28, 2007 there was no further debt obligation outstanding subject to a contingent payment of up to $5.0 million based on the outcome of certain litigation. See "Note 9. Commitments and Contingent Liabilities.".

  The Company used $2.3 million of cash from operating activities during the nine-month period ended November 30, 2007, compared to generating $3.1 million during the nine-month period ended November 30, 2006. During the nine-month period ended November 30, 2006, the Company's St. Louis property was in operation and provided income and cash while the November 30, 2007 had no such operation and was paying down obligations according to the plan. Accordingly, during the nine-month period ended November 30, 2007, the Company has a $555 thousand loss included in operating activities, compared to income of $11.1 million that included a $4.0 million asset impairment reflected in operating activities for the nine-month period ended November 30, 2006.

  There was $1 thousand generated by investing activities of the Company during the nine-month period ended November 30, 2007, generated by the sale of corporate office furniture, compared to $2.0 million used during the nine-month period ended November 30, 2006, consisting primarily of expenditures on property and equipment at the St. Louis operations.

  There were $234 thousand generated in financing activities of the Company during the nine-month period ended November 30, 2007 and no financing activities during the nine-month period November 30, 2006 During the nine-month period ended November 30, 2007, the Company redeemed $110 thousand of the Class B interest in PBLLC, and generated $344 thousand by the exercise of stock options of certain of the Company executives.

  The sale of the Company's Biloxi operations closed effective April 15, 2005 and on May 27, 2005 the Missouri Bankruptcy Court confirmed a Plan of Liquidation (the "Mississippi Plan of Liquidation") for President Mississippi, Vegas Vegas and PBLLC (the "Mississippi Affiliates") that was jointly developed by the Company and its creditors AIG SunAmerica Inc. and MacKay Shields LLC in the Company's bankruptcy case. The Mississippi Plan of Liquidation became effective on June 7, 2005. Pursuant to the Mississippi Plan of Liquidation, the proceeds from the sale of the Mississippi Affiliates, following adjustments required under the Mississippi Asset Sale Agreement, were allocated and distributed to the creditors of the Mississippi Affiliates, including the holders of the Company's Senior Exchange Notes, Secured Notes and JECA, and certain assignees of JECA. JECA, an entity controlled by Mr. Connelly, the Company's former Chairman and Chief Executive Officer, holds a Class B membership interest in PBLLC. The Company anticipates that under the Mississippi Plan of Liquidation, creditors of the Mississippi Affiliates, with the exception of the Noteholders and JECA, will be paid in full, subject to final determination and settlement of claims and expenses. During the year ended February 28, 2007, the Company paid $50.7 million of indebtedness to the Noteholders and redeemed $1.0 million of JECA's Class B membership interest in PBLLC. As of November 30, 2007, the Noteholders have been paid in full from the proceeds of the sale of the Biloxi and St. Louis operations, subject to a contingent payment of up to $5.0 million based on the outcome of certain litigation. See "Note 9. Commitments and Contingent Liabilities."

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

Recently Issued Accounting Standards

  In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that required or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for the Company beginning fiscal year March 1, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

  As of November 30, 2007, the Company had no debt that bore contractual interest at fixed rates. The Company continues to monitor interest rate markets, but has not engaged in any hedging transactions with respect to such risks.

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

  (b)  Changes in Internal Control Over Financial Reporting

  There have been no changes in the Company's internal control over financial reporting during the quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  The Company had 13.0% Senior Exchange Notes and 12.0% Secured Notes. The Company did not pay the regularly scheduled interest payments of $6.4 million that were each due and payable March 15 and September 15, 2000. Under the Indentures pursuant to which the Senior Exchange Notes and Secured Notes were issued, an Event of Default occurred on April 15, 2000. Additionally the Company did not pay the $25.0 million principal payment due September 15, 2000 on the Senior Exchange Notes. The holders of at least 25% of the Senior Exchange Notes and Secured Notes were notified and instructed the Indenture Trustee to accelerate the Senior Exchange Notes and Secured Notes and on August 11, 2000, the holders declared the unpaid principal and interest to be due and payable. The Company paid the obligations under the Notes with cash from operations and proceeds from the sale of various assets, and as of November 30, 2007, the Noteholders have been paid in full from the proceeds of the sale of the Biloxi and St. Louis operations, subject to a contingent payment of up to $5.0 million based on the outcome of certain litigation. See "Note 9. Commitments and Contingent Liabilities."

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


                                             President Casinos, Inc.
                                            -----------------------------
                                             (Registrant)


Date: January 14, 2008                       /s/ Ralph J. Vaclavik
                                            -----------------------------
                                             Ralph J. Vaclavik
                                             Senior Vice President and
                                             Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT NO.
   2 Riverboat Casino Sale and Purchase Agreement entered into as of 30th day of September, 2004, by and among President Casinos, Inc., debtor and debtor-in-possession in a Chapter 11 bankruptcy case, Case No. 02-53005 pending in the United
            States Bankruptcy Court for the Eastern District of
            Missouri (the "Company"), President Riverboat Casino-Missouri, Inc. ("President Missouri") and Columbia Sussex, Inc. (9)
   2.1 Sale and Purchase Agreement, dated as of November 15, 2004, by and between The President Riverboat Casino-Mississippi, Inc. ("President Mississippi"), Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), President
            Broadwater Hotel, LLC ("PBLLC"), on the one hand, and Broadwater Properties, LLC, on the other hand. (10)
   2.2 Amendment to Sale and Purchase Agreement, dated as of November 29, 2004, by and between President Mississippi, Vegas, Vegas, Inc. (each a debtor in Case No. 02-53005-172 pending in the United States Bankruptcy Court for the Eastern District of Missouri), PBLLC, on the one hand, and Broadwater Properties, LLC, on the other hand. (11)
   2.3 First Amended Jointly Proposed Chapter 11 Plan of Reorganization dated June 23, 2005 for Debtor President Riverboat Casino-Missouri, Inc.
   2.4 Modifications to First Amended Jointly Proposed Plan of Reorganization of President Riverboat Casino-Missouri, Inc., dated June 23, 2005.
   2.5 Riverboat Casino Sale and Purchase Agreement entered into as of February 24, 2006, by and among President Casinos, Inc., debtor and debtor-in-possession in a chapter 11 bankruptcy case, Case No. 02-53005 pending in the United States Bankruptcy Court for the Eastern District of Missouri, President Riverboat Casino-Missouri, Inc. and Pinnacle Entertainment, Inc. (12)
   2.6 Settlement Agreement, dated as of October 10, 2006, by and among Pinnacle Entertainment, Inc., the Official Equity Committee of Equity Security Holders of President Casinos, Inc., President Casinos, Inc. President Riverboat Casino-Missouri, Inc. and Terrence L. Wirginis. (13)
   3.1      Restated Articles of Incorporation of the Company. (8)
   3.2      By-Laws of the Company, as amended. (4)
   4.1 Indenture dated as of August 26, 1994, by and among the Company, the Guarantors and United States Trust Company of New York
            ("U.S. Trust"). (3)
   4.1.1    Form of Senior Exchange Note issued pursuant to Indenture. (2)
   4.1.2 Warrant Agreement dated as of September 23, 1993, by and between the Company and U.S. Trust, as Warrant agent. (1)
   4.1.3 Warrant Agreement dated as of August 26, 1994, by and between the Company and U.S. Trust. (3)
   4.1.4 Subsidiary Stock Pledge and Collateral Assignment Agreement dated as of August 26, 1994, by the Company and Subsidiary Pledger in favor of U.S. Trust, as collateral agent. (3)

   4.2 Rights Agreement, dated as of November 20, 1997, between the Company and ChaseMellon Shareholder Services, LLC. (5)
   4.3 Agreement to Exchange Securities, dated December 3, 1998 by and among the Company, President Riverboat Casino-Iowa, Inc. ("President Iowa"), President Missouri, President Mississippi, TCG/Blackhawk, Inc. ("Blackhawk"), P.R.C.-Louisiana, Inc., President Riverboat Casino-New York, Inc. ("President New York"), President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, Inc. ("PRC Management"), PRCX Corporation, President Riverboat Casino-Philadelphia, Inc. ("President Philadelphia"), Vegas Vegas, Inc., and The Connelly Group, LP ("TCG") and each holder of the Company's 13% Senior Exchange Notes due 2001. (6)
   4.3.1 Indenture dated as of December 3, 1998, among The Company, President Iowa, President Missouri, President Mississippi, Blackhawk, P.R.C.-Louisiana, Inc., President New York, President Casino New Yorker, Inc., PRC Holdings Corporation, PRC Management, PRCX Corporation, President Philadelphia, Vegas Vegas, Inc. and TCG and U.S. Trust Company of Texas, N.A. (6)
   4.4.2 President Casinos, Inc. Supplemental Indenture with respect to $25,000,000 12% Notes due September 15, 2001. (7)
   4.4.3 President Casinos, Inc. Supplemental Indenture with respect to $75,000,000 13% Senior Notes due September 15, 2001. (7)
   31.1 Certification of Chief Executive Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   31.2 Certification of Chief Financial Officer Pursuant to 18 Rule 131-14(a) under the Securities Exchange Act of 1934, as amended.
   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-71332) filed November 5, 1993.
(2) Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 8, 1994.
(3) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-86386) filed November 15, 1994.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997 filed October 10, 1997.
(5) Incorporated by reference from the Company's Registration Statement on Form 8-A dated December 5, 1997.
(6) Incorporated by reference from the Company's Report on Form 8-K dated December 15, 1998.
(7) Incorporated by reference from the Company's Report on Form 8-K dated November 22, 2000.
(8) Incorporated by reference from the Company's Registration Statement on Form S-8 dated October 10, 2001.
(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated November 30, 2004.
(10) Incorporated by reference from the Company's Report on Form 8-K dated November 15, 2004.
(11) Incorporated by reference from the Company's Report on Form 8-K dated November 29, 2004.
(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2006 filed on May 30, 2006.
(13) Incorporated by reference from the Company's Report on Form 8-K dated October 10, 2006.